Form 10-Q
period 2011-03-31
VENTRUS BIOSCIENCES INC
filed 2011-05-16
CIK 1426800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number:  000-35005

VENTRUS BIOSCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

99 Hudson Street, 5th Floor, New York, New York 10013
(Address of principal executive offices, including zip code)

(646) 706-5208
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☐ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐ (Do not check if smaller reporting company)	Smaller Reporting Company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐  NO ☒

As of May 6, 2011 there were 7,189,706 shares of registrant’s Common Stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.Financial Statements (Unaudited)

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$14,000,524	$14,571,055
Other current assets	101,531	18,915

Total current assets	14,102,055	14,589,970

Computer equipment, net	11,209	-

Deferred financing costs, net	24,557	26,631

Total assets	$14,137,821	$14,616,601

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$122,896	$312,896
Borrowings under line of credit	-	419,380
Term Note – bank	-	800,000
Interest payable – Paramount Credit Partners, LLC	187,536	187,536

Total current liabilities	310,432	1,719,812

Notes payable - Paramount Credit Partners, LLC (net of discount of $277,814 and $302,327)	1,295,186	1,270,673

Total liabilities	1,605,618	2,990,485

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 7,189,699 and 6,746,365 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively	7,190	6,746
Additional paid-in capital	48,431,845	44,803,724
Deficit accumulated during the development stage	(35,906,832)	(33,184,354)

Total stockholders’ equity	12,532,203	11,626,116

Total liabilities and stockholders’ equity	$14,137,821	$14,616,601
See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS

	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010	Period from October 7, 2005 (Inception) to March 31, 2011

Operating expenses:
Research and development	$970,762	$280,961	$15,222,323
General and administrative	1,696,030	36,544	7,216,707

Loss from operations	(2,666,792)	(317,505)	(22,439,031)

Interest income	13,490	6	33,209
Interest expense:
Beneficial conversion feature	-	-	(6,001,496)
Amortization of debt discount and deferred financing costs	(24,513)	(1,119,924)	(2,587,944)
Interest expense	(44,663)	(450,079)	(4,911,569)
	(69,176)	(1,570,003)	(13,501,009)

Net loss	$(2,722,478)	$(1,887,502)	$(35,906,832)

Basic and diluted net loss per common share	$(0.38)	$(4.20)

Weighted average common shares outstanding - basic and diluted	7,147,624	447,347

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

				Deficit
				Accumulated
				During the
	Common Stock		Additional Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2011	6,746,365	$6,746	$44,803,724	$(33,184,354)	$11,626,116

Common Stock issued on January 7, 2011 at $6.00 per share to fulfill over-allotment option from IPO, net of related costs	435,000	435	2,420,340	-	2,420,775

Warrants exercised on March 31, 2011 at $6.60 per share	8,334	9	54,995	-	55,004

Stock - based compensation	-	-	1,152,786	-	1,152,786

Additional shares issued in connection with the December 22, 2010 conversion of notes into common stock	7	-	-	-	-

Net Loss				(2,722,478)	(2,722,478)
Balance at March 31, 2011	7,189,706	$7,190	$48,431,845	$(35,906,832)	$12,532,203

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS

	Three Months ended March 31, 2011	Three Months ended March 31, 2010	Period from October 7, 2005 (Inception) to March 31, 2011

Cash flows from operating activities:
Net loss	$(2,722,478)	$(1,887,502)	$(35,906,832)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,152,786	(114,415)	4,110,108
Depreciation	755	1,233	28,016
Stock issued in connection with license agreement	-		414,825
Charge resulting from beneficial note conversion	-		6,001,496
Stock issued to vendor	-		5,000
Warrants issued in connection with related party note conversion	-	941,966	1,255,978
Amortization of deferred financing costs and debt discount	26,587	225,604	3,163,639
Non-cash research and development	-		1,087,876
Interest payable - 2007 Senior convertible notes	-	153,293	1,598,104
Interest payable - 2010 Senior convertible notes	-	33,902	354,269
Expenses paid on behalf of the Company satisfied through the issuance of notes	-		227,910
Interest payable - related parties	-	40,158	266,279
Interest payable - Paramount Credit Partners, LLC	-	39,325	187,536
Changes in operating assets and liabilities:
Other current assets	(82,618)	1,506	(101,533)
Accounts payable and accrued expenses	(189,999)	(1,226,249)	122,897

Net cash used in operating activities	(1,814,967)	(1,791,179)	(17,184,434)

Cash flows from investing activities:
Purchase of office and computer equipment	(11,963)	-	(39,223)

Cash flows from financing activities:
Net Proceeds from IPO and the over-allotment option exercise	2,420,775	-	17,605,119
Proceeds from 2010 Senior convertible notes	-	2,150,000	3,425,000
Proceeds from notes payable to Paramount Credit Partners, LLC	-	-	1,573,000

	Three Months ended March 31, 2011	Three Months ended March 31, 2010	Period from October 7, 2005 (Inception) to March 31, 2011
Proceeds from notes payable to related parties	-	950,562	5,041,953
Proceeds from 2007 Senior convertible notes	-		5,305,000
Proceeds from private placement	-		1,146,024
Payment for deferred financing costs	-	(322,884)	(1,431,603)
Proceeds from utilization of line of credit	-		419,380
Proceeds from term note payable	-		800,000
Repayment of term note	(800,000)		(800,000)
Repayment of notes payable - related party	-		(1,500,000)
Repayment of debt facilities	(419,380)		(419,380)
Proceeds from exercise of warrants	55,004		55,004
Proceeds from receipt of subscriptions	-		4,684

Net cash provided by financing activities	1,256,399	2,777,678	31,224,181

Net (decrease) increase in cash	(570,531)	986,499	14,000,524

Beginning of period	14,571,055	81,288

End of period	$14,000,524	$1,067,787	$14,000,524

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-		$341,334
Warrants issued to investors in connection with convertible notes	$-	$1,166,989	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-		$480,049
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$2,192,433	$3,995,667
Notes and accrued interest converted to common stock	$-		$14,003,158

Supplemental disclosure – cash paid for interest	$39,325	$135,755	$408,073

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
(March 31, 2011)
Note 1 — Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences, Inc. (a development stage company), formerly known as South Island BioSciences, Inc. (“Ventrus” or the “Company”) was incorporated in the State of Delaware on October 7, 2005 and commenced operations in April 2007. Ventrus is a specialty pharmaceutical company focused on the late-stage development and commercialization of gastrointestinal products.

On December 22, 2010, the Company issued 2,900,000 shares of its common stock in an initial public offering (the “IPO”) and raised net proceeds of $15,184,344.  On January 7, 2011, the Company issued an additional 435,000 shares of its common stock to fulfill the over-allotment option that it granted to the underwriters as part of the IPO and raised net proceeds of $2,420,775.  In addition, on December 22, 2010, in connection with the consummation of the IPO, the Company converted $14,003,158 of convertible notes and accrued interest by issuing an aggregate of 3,334,085 shares to holders of the convertible notes.

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2010, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair statement of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

Capital Resources

The Company has not derived any revenue from product sales to date as our products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency.  Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since the inception of the Company, and expects to continue to incur substantial losses for the foreseeable future as it continues product development.  As a result, the Company may need to obtain additional funds to finance its operations in the future. Until the Company can generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.

If the Company is unsuccessful in raising additional required funds, it may be required to delay, curtail or eliminate plans or programs relating to its business.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(March 31, 2011)
Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at March 31, 2011, exceed Federally insured limits.

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

Significant estimates inherent in the preparation of the accompanying financial statements include the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

Stock-based compensation:

The Company’s share-based compensation cost is measured at grant date, using the Black-Scholes option pricing model to estimate the fair value of the award, and is recognized as expense over the employee’s requisite service period on a straight-line basis.  The Company accounts for stock options and warrants granted to non-employees on a fair value basis which is estimated using the Black-Scholes option pricing model.  The initial non-cash charge to operations for non-employee options and warrants with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and recognized as consulting expense over the related vesting period.

Research and development:

Research and development expenses include personnel and facility-related expenses, third party contracted services including clinical trial costs, manufacturing and process development costs, research costs and other consulting services. Research and development costs are expensed as incurred.  In instances where the Company enters into agreements with third parties for clinical trials, manufacturing and process development, research and other consulting activities, costs are expensed as services are performed. Amounts due under such arrangements may be either fixed fee or fee for service, and may include upfront payments, monthly payments, and payments upon the completion of milestones or receipt of deliverables.

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

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(March 31, 2011)

Income taxes:

The Company’s income tax expense consists of current and deferred income tax expense or benefit. Current income tax expense or benefit is the amount of income taxes expected to be payable or refundable for the current year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per common share:

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted loss per share is the same.  The number of potentially dilutive securities excluded at March 31, 2011 and 2010 was 2,782,412 and 436,322, respectively.

Fair value measurements:

The carrying value of the Paramount Credit Partners, LLC notes approximate fair value due to the short-term nature of the notes and the related interest rates approximate market rates.

Note 3 — Related Party Transactions:

The Company has entered into various related party transactions as more fully described in Note 3 to the Company’s financial statements in its Annual Report on Form 10-K for the year ended December 31, 2010. The following are descriptions of the Company’s related party transactions that have been entered into, modified, terminated, or are still in effect  in 2011.

Consulting services:

Effective April 2007, the Company began accruing monthly fees for consulting services at a rate of $25,000 per month to Paramount Corporate Development, LLC (“Paramount”), which is an affiliate of Dr. Lindsay A. Rosenwald, M.D., a significant investor in and stockholder of the Company.  This agreement was terminated as of August 31, 2008.  For the period from October 7, 2005 (inception) through August 31, 2008, $425,000 was incurred under this arrangement.  As of March 31, 2011 and December 31, 2010, the Company had $100,000 outstanding under this arrangement, which is included in accounts payable.

Notes payable:

During 2009, the Company issued four separate 10% promissory notes (collectively, the “PCP Notes”) to Paramount Credit Partners, LLC (“PCP”), an entity whose managing member is Dr. Rosenwald. Specifically, the PCP Notes consist of a note in the principal amount of $1,100,000 issued on January 23, 2009, a note in the principal amount of $100,000 issued on March 25, 2009, a note in the principal amount of $250,000 issued on June 1, 2009 and a note in the principal amount of $123,000 issued on June 24, 2009. Interest on the PCP Notes are payable quarterly, in arrears, and the principal matures on the earlier of (i) December 31, 2013 or (ii) the completion by the Company of a transaction, subsequent to the Company’s IPO, including an equity offering, sale of assets, licensing or strategic partnership, in which the Company raises at least $5,000,000 in gross cash proceeds.  In addition, PCP received five-year warrants (“PCP Warrants”) to purchase 104,867 shares of common stock at an exercise price of $6.60.  The Company allocated proceeds of $480,049 from the sale of the PCP Notes to the warrants at the time of issuance, which are recorded as a debt discount and reduced the carrying values of the PCP Notes. Such discount is being amortized to interest expense over the term of the PCP Notes. As of March 31, 2011, the principal amount outstanding under these notes is $1,573,000.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(March 31, 2011)

Line of Credit:

On September 23, 2010, the Company borrowed $800,000 from Israel Discount Bank of New York (“Israel Discount Bank”). The promissory note the Company issued to Israel Discount Bank to evidence the loan was guaranteed by Dr. Rosenwald. In consideration of his guaranteeing the $800,000 promissory note, the Company entered into a letter agreement with Dr. Rosenwald whereby Dr. Rosenwald has the right to attend meetings of the Company’s board of directors and to appoint two directors to the board. Dr. Rosenwald has not exercised his right to appoint these directors. If and when appointed, these directors would be subject to stockholder approval at the expiration of their terms.  The rights granted to Dr. Rosenwald in connection with his guarantee continue until specified termination conditions.  On November 5, 2010, the Company borrowed an additional $420,000 under a line of credit from Israel Discount Bank of New York.  The promissory note issued to Israel Discount Bank to evidence the loan was guaranteed by Dr. Rosenwald. The Company used the proceeds from the note to pay off a line of credit with Bank of America, N.A. in November 2010.  The Company repaid the Israel Discount Bank promissory note and the amount owed under the line of credit in full in January 2011.

Note 4 — Commitments:

Employment agreements:

Dr. Russell Ellison serves as the Company’s Chief Executive Officer pursuant to an employment agreement entered into in June 2010, and amended and restated in July 2010 that became effective on December 22, 2010, upon the closing of the IPO.  The employment agreement provides for a base salary of $375,000 per year, a guaranteed bonus of $75,000 per year and an annual performance-based bonus of up to 50% of his base salary. The agreement also provides incentive bonuses of $250,000 and $500,000 in the event that the Company’s market capitalization exceeds specified levels, which has not yet occurred.

Mr. David Barrett currently serves as our Chief Financial Officer pursuant to an employment agreement entered into in June 2010, and amended and restated in July 2010 that became effective upon December 22, 2010, upon the closing of the IPO.  The employment agreement provides for a base salary of $250,000 per year. The agreement also provides incentive bonuses of $250,000 and $500,000 in the event that the Company’s market capitalization exceeds specified levels, which has not yet occurred.

Consulting Agreements

Effective May 11, 2010, the Company entered into a consulting agreement with Timothy Hofer, pursuant to which Mr. Hofer provides the Company with consulting services focused on general business and company development. Mr. Hofer is also a former employee of Paramount BioSciences, LLC (“PBS”), a related party. This consulting agreement is for a period of one year, subject to renewal for such longer period as the Company may agree in writing with Mr. Hofer, and may be terminated by either party upon 30 days’ prior written notice.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(March 31, 2011)

Note 5 — License Agreements:

In March 2007, pursuant to an Exclusive License Agreement, S.L.A. Pharma, AG (“S.L.A. Pharma”) granted PBS a royalty-bearing license to sell, make and use diltiazem for treatment, through topical administration, of anal fissures and phenylepherine for treatment, through topical administration, of fecal incontinence in the United States, Canada and Mexico. Pursuant to the Exclusive License Agreement, PBS was obligated to form a company to develop the technologies referenced in the Exclusive License Agreement and issue a number of shares equal to 5% of such company’s outstanding common stock as of the effective date of the Exclusive License Agreement. On August 2, 2007, the Company issued 18,401 shares to S.L.A. Pharma to satisfy this obligation. In addition, the Company was obligated to issue to S.L.A. Pharma that number of additional shares of common stock so that the number of shares following specific transactions would have a fair market value equal to $500,000.  On December 22, 2010, the Company issued S.L.A Pharma an additional 64,933 shares to satisfy this obligation.

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for both diltiazem and phenylephrine. Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing. Pursuant to certain amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine.  At March 31, 2011, the Company had no monies outstanding to S.L.A. Pharma.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project shall not exceed $4,000,000. Ventrus made $3,200,000 of payments to S.L.A. Pharma from August 2007 through March 31, 2011 and expects to make the payments upon completion of recruitment into the Phase III trial in Europe, of $800,000.  S.L.A. Pharma has not completed the recruitment of patients into the Phase III trial and therefore Ventrus has not accrued the $800,000 expense at March 31, 2011. In addition, both Ventrus and S.L.A. Pharma have agreed to add additional services outside the scope of the agreement for $400,000.  The services have not yet been provided by S.L.A. Pharma.  Ventrus’ total payment obligation for the phenylephrine project shall not exceed $1,200,000. S.L.A. Pharma has been paid $600,000 of services for the phenylephrine project through March 31, 2011.  S.L.A. Pharma did not provide or bill the Company for any services for the phenylephrine project in 2010 and the first quarter to 2011 and management does not expect to be billed for any services for the phenylephrine project in the foreseeable future.

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc., a California company (“Amer”), whereby Ventrus acquired certain patent rights to iferanserin (the “Technology”) for the topical treatment of any anorectal disorders. Ventrus is obligated to pay Amer (i) a monthly consulting fee of $7,500 through May 2010, (ii) a license fee of $2,050,000, (iii) late fees of $7,500 per month starting July 2009 until the successful completion of the Phase III trials (iv) interest payments totaling $595,000 and (v) additional late fees of $7,500 per month as an NDA was not submitted by September 2010. In addition, Ventrus may be required to make future milestone and royalty payments totaling up to $20 million upon the achievement of various milestones related to regulatory or commercial events. The license agreement is terminable by either party for cause and, upon 30 days notice in the event any safety, efficacy or regulatory issues prevent development or commercialization of the technology.  At March 31, 2011, the Company had made all contractual payments relating to the license agreement.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(March 31, 2011)

In December 2009, the Company and Amer supplemented the license agreement and added an additional licensing fee of $20,000 for six months. After the fourth month, the Company and Amer agreed that the additional license would not be needed and, therefore, the Company did not pay the last two months.

Note 6 — Stockholder’s Transactions:

 Common Stock Transactions:

On January 7, 2011, the Company issued 435,000 shares of its common stock to fulfill the over-allotment option that it granted to the underwriters as part of the IPO and raised net proceeds of $2,420,775.

On March 31, 2011, the Company issued an aggregate of 8,334 shares of common stock pursuant to the exercise of warrants with an exercise price of $6.60.

Common Stock Options and Warrants:

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

In January and February 2011, the Company granted options to purchase 250,000 shares to one of its directors, options to purchase an aggregate of 229,440 shares to one employee and options to purchase an aggregate of 218,240 shares to five consultants, all pursuant to the 2010 Plan with exercise prices at or greater than the then market value of the Company’s common stock ($6.24 - $14.63).

A summary of the Company’s warrant activity and related information is as follows:

	Period Ended
	March 31, 2011
	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	936,809	$7.71
Granted	0	-
Exercised	(8,334)	$6.60
Outstanding at end of period	928,475	$7.71
Warrants exercisable at end of period	928,475	$7.71

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(March 31, 2011)

A summary of the Company’s option activity and related information is as follows:

	Period Ended
	March 31, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrtinsic Value
Outstanding at January 1, 2011	1,156,255	$6.01
Granted	697,680	$6.34
Outstanding at March 31, 2011	1,853,935	$6.14	$10,593,924
Options exercisable at end of period	704,036	$6.08	$4,062,682

The fair value of the options granted for the three-month period ended March 31, 2011, was based on the following assumptions:

Risk-free interest rate	1.84%-3.03%
Expected volatility	92.48%-94.74%
Expected life of Options	7 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2011 (9 months)	$2,796,543
2012	2,313,287
2013	795,381
2014	52,625
Total estimated future stock-based
compensation expense – stock options	$5,907,830

The weighted average remaining contractual life of options outstanding at March 31, 2011 is approximately 9.75 years.

Stock-based compensation expensed to research and development expense for the three months ended March 31, 2011 and 2010 was $154,457 and $(114,415), respectively.  During the three months ended March 31, 2010, the Company recorded a credit of $114,415 for stock-based compensation (for non-employees and accounted for as variable options) because the fair value of the unvested stock options, including related charges taken in earlier periods for the unvested stock options based on expected vesting, decreased during this period due to common stock issued at a lower price.  Stock-based compensation expensed to general and administrative expense for the three months ended March 31, 2011 and 2010 was $998,328 and $0, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2010, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2010. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a pharmaceutical company that seeks to develop therapeutic products for the treatment of gastrointestinal disorders, specifically hemorrhoids, anal fissures and fecal incontinence. We have in-licensed all of the products in our current pipeline.

We have several proprietary product candidates that we have licensed that are in clinical development that address large market opportunities, including our most advanced product candidates, VEN 309 (iferanserin) and VEN 307 (diltiazem cream). VEN 309, a topical form of iferanserin which blocks a specific serotonin receptor (5HT2a), is being developed for the topical treatment of hemorrhoids, where it can reduce the bleeding, itchiness, and pain associated with the condition. Approximately 12.5 million people in the U.S. suffer from hemorrhoids and we are not aware of any prescription drugs approved by the U.S. Food and Drug Administration, or FDA, for this condition. VEN 307 is a proprietary topical formulation of the drug diltiazem which we are developing for the treatment of anal fissures. We estimate that over 4 million people in the U.S. suffer from anal fissures and even though some gastroenterology specialists will prescribe a pharmacy-prepared cream (made for each patient) of diltiazem or glyceryl trinitrate (a heart drug), to our knowledge, there are no drugs with FDA approval for this condition. Diltiazem is a drug that has been used in millions of patients orally for hypertension and angina, and our formulation, applied peri-anally, reduces the pain associated with this disease, at a systemic exposure substantially below the systemic exposure observed with its usual oral dosage in hypertension and angina patients.

We have met with the FDA regarding our plans for the development of VEN 309, VEN 307 and VEN 308. We intend to initiate and conduct a Phase III clinical trial in the U.S. with VEN 309 beginning in the summer of 2011. and initiate a long term carcinogenicity study. Depending on our assessment of the data generated by the Phase III trial, which is expected in the first quarter of 2012, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate and conduct the second Phase III trial, which, together with the first study, other small pharmacology studies, a recurrence study, a chronic toxicology study, and the carcinogenicity study (which we plan to complete after the second trial) will comprise the data needed to be able to submit a new drug application, or NDA, to the FDA, which we anticipate could occur as early as 2014.

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

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings and our initial public offering. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including VEN 307 and VEN 309. As of March 31, 2011, we had a deficit accumulated during the development stage of $35,906,832. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements until mid-2012, while we anticipate receiving data from the key clinical trials with VEN 309 in the first quarter of 2012 and VEN 307 in the second quarter of 2012. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. The methods, estimates and judgments we use in applying the accounting policies most critical to our financial statements have a significant impact on our reported results. The SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of our financial condition and results, and/or require us to make our most difficult and subjective judgments. Although we believe that our estimates and assumptions are reasonable, they are based upon information available at the time the estimates and assumptions were made. We review the factors that influence our estimates and, if necessary, adjust them. Actual results may differ significantly from our estimates. We believe the following accounting policies to be critical to the judgments and estimates used in the preparation of our condensed financial statements.

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

Stock-Based Compensation

We account for stock options granted to employees, which are measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model, and are recognized as expense over the employee’s requisite service period on a straight-line basis. We account for stock options and warrants granted to non-employees on a fair value basis using the Black-Scholes option pricing model. The initial non-cash charge to operations for non-employee options and warrants with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and recognized as consulting expense over the related service period. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the awards. We estimated the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecasted. For warrants and non-employee options, we use the contractual term of the warrant, the length of the note or option as the expected term. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options will be calculated by examining historical volatilities for publicly traded industry peers as we do not now and for the near future will not have any significant trading history for our common stock. Forfeiture rates will be calculated based on the expected service period for our employees.

Research and Development Expense

Research and development expenses consist primarily of costs associated with (i) internal costs associated with our development activities; (ii) payments we make to third party contract research organizations, contract manufacturers, and consultants; (iii) technology and intellectual property license costs; and (iv) patent reimbursements. All research and development is expensed as incurred. License fees and pre-approved milestone payments due under each research and development arrangement that are paid prior to regulatory approval are expensed when the license is entered into or the milestone is achieved.

Conducting a significant amount of research and development is central to our business model. From October 7, 2005 to March 31, 2011, we incurred $15,222,323 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, VEN 309 and VEN 307. The following table summarizes the research and development expenses related to our two most advanced product candidates and other projects. The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	3 Months ended 3/31/2010	3 Months ended 3/31/2011	Period from October 7, 2005 (inception) to Mar. 31, 2011
VEN 307	$281,600	$164,918	$3,966,919
VEN 309	$113,776	$651,387	$9,091,370
Other (1)	$(114,415)	$154,457	$2,164,034

(1)
During the three months ended March 31, 2010, we recorded a credit of $114,415 for stock-based compensation (for non-employees and accounted for as variable options) because the fair value of the unvested stock options, including related charges taken in earlier periods for the unvested stock options based on expected vesting, decreased during this period due to common stock issued at a lower price.

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely. Based on their current status, we anticipate that to complete the clinical trial process (excluding milestone payments) will cost approximately $15 million for VEN 307, $20 million for VEN 308 and $40 million for VEN 309. These estimates could change significantly depending on the progress, timing and results of non-clinical and clinical trials. We will need to raise additional funds in order to fully complete the development of VEN 307 and VEN 309.

Results of Operations

Comparison of the Three Months Ended March 31, 2011 and March 31, 2010

Research and Development Expense

Research and development expense was $970,762 for the quarter ended March 31, 2011, an increase of $689,801, or 246%, from $280,961 for the quarter ended March 31, 2010. The primary reason for the increase was expenses associated with clinical trial preparation paid to outside consultants and a clinical research organization.  The increase was slightly offset by the reduction of expenses for the phenylephrine project.  We expect to incur higher development costs in the future due to initiation of the Phase III clinical trial as well as product development and manufacturing costs to support the clinical study.

General and Administrative Expense

General and administrative expense was $1,696,030 for the quarter ended March 31, 2011, an increase of $1,659,486 or approximately 4500%, from $36,544 for the quarter ended March 31, 2010.  We had limited operations and related operating expenses in the first half of 2010 due to the lack of funds.  We began increasing our operating activities in the second half of 2010.  The largest G&A expense incurred in the first quarter of 2011 was associated with stock-based compensation expense for employees and directors.

Interest Expense

Interest expense was $69,174 for the quarter ended March 31, 2011, a decrease of $1,500,829, or 95.6%, from $1,570,003 for the quarter ended March 31, 2010. The decrease was primarily due to the decrease in the amount of notes payable and the related debt discount expense since the notes were converted to common stock at the end of 2010.  The amortization of debt discount during the three months ended March 31, 2010 was $24,513.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2011 principally with debt and equity financing, including raising approximately $15.7 million in our initial public offering, which closed on December 22, 2010, and approximately $2.4 million upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriters of our initial public offering.  In connection with the initial public offering, all of the convertible notes, and accrued interest thereon converted into an aggregate of 3,334,085 shares of common stock.

Notes Payable

During 2009, we issued four separate 10% promissory notes, referred to as the “PCP Notes”, to Paramount Credit Partners, LLC, an entity whose managing member is Lindsay A. Rosenwald, our largest stockholder. Specifically, the PCP Notes consist of a note in the principal amount of $1,100,000 issued on January 23, 2009, a note in the principal amount of $100,000 issued on March 25, 2009, a note in the principal amount of $250,000 issued on June 1, 2009 and a note in the principal amount of $123,000 issued on June 24, 2009. Interest on the PCP Notes is payable quarterly, in arrears, and the principal matures on the earlier of (i) December 31, 2013 or (ii) the completion by us of a transaction, subsequent to our initial public offering, involving the sale of equity securities, sale of assets, licensing, strategic partnership or otherwise, in which we raise at least $5,000,000 in gross cash proceeds. As of March 31, 2011, the principal amount outstanding under these notes is $1,573,000. The PCP Notes are not convertible. We intend to pay the PCP Notes when due with the proceeds from a future financing.

In connection with the issuance of the PCP Notes, Paramount Credit Partners received five-year warrants, referred to as the PCP Warrants, to purchase, at an exercise price of 110% of the lowest price paid for securities in a qualified financing (as defined in the PCP Warrants), a number of shares of our common stock equal to 40% of the principal amount of each PCP Note purchased divided by the lowest price paid for securities in a qualified financing prior to the two-year anniversary of such PCP Note. As a result of our initial public offering, the PCP warrants are exercisable for an aggregate of 104,867 shares, at a per share exercise price of $6.60.

Net Cash Used in Operating Activities

Net cash used in operating activities was $1,814,965 for the three months ended March 31, 2011.  The net loss of $2,722,477 for the three months ended March 31, 2011 was higher than cash used in operating activities by $907,512.  The primary reasons for the difference is attributed to a stock-based compensation charge of $1,152,785, a decrease in other current assets of $82,616 which consists of insurance premiums during the first quarter of 2011, and a decrease in accounts payable of $189,999 related to payments made during the first quarter of 2011.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11,963 for the three months ended March 31, 2011.  The cash was used to purchase computer equipment for new employees.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,256,399 for the three months ended March 31, 2011.  Net cash provided by financing activities during the three months ended March 31, 2011 consisted of the sale of common stock pursuant to the exercise of the over-allotment option issued to the underwriters of our IPO, through which we received net proceeds of $2,420,775.  Additionally, the Company received approximately $55,000 from the exercise of warrants.  Net cash provided by financing activities was reduced by $1,219,380 for the repayment of a promissory note and line of credit due to the Israel Discount Bank.

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

Based on our capital position at March 31, 2011, and our analysis of our development costs as of the date of this report, we estimate our future expenditures related to product development, through the date of receipt of data from our planned Phase III study for VEN 309 and the ongoing Phase III study for VEN 307 in Europe, as follows:

•
complete the double blind portion of the Phase III clinical trial of iferanserin (VEN 309) in the treatment of hemorrhoids, carcinogenicity testing and developing new intellectual property: $10,000,000; and

•
payment to S.L.A. Pharma of our licensing obligations for diltiazem cream (VEN 307) of $41,500 per month until the filing of a NDA with the FDA and the payment of $800,000 to S.L.A. Pharma upon completion of enrollment into the Phase III clinical trial that S.L.A. Pharma is conducting in Europe.

These estimated expenditures could change depending on the results and actual costs of development, especially the cost of the third arm of our VEN 309 clinical trial that was requested by the FDA in late April, the specifics of which have not yet been completed with the clinical research organization we have contracted to conduct the study.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into mid-2012. We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective.

Changes in Internal Control over Financial Reporting.

During the first quarter of 2011, we upgraded our accounting software system to address the material weaknesses that we identified in 2010 and improve our periodic financial statement reporting process.

Other than the matters discussed above, there were no other significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.  Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ventrus Biosciences, Inc.

Date: May 16, 2011

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer