Form 10-Q
period 2011-06-30
VENTRUS BIOSCIENCES INC
filed 2011-08-15
CIK 1426800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number:  000-35005
__________________________

VENTRUS BIOSCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

99 Hudson Street, 5th Floor, New York, New York 10013
(Address of principal executive offices, including zip code)

(646) 706-5208
(Registrant’s telephone number, including area code)
__________________________

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

As of August 11, 2011 there were 12,404,306 shares of registrant’s Common Stock outstanding.

i

PART I – FINANCIAL INFORMATION

Item 1.   Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$11,368,535	$14,571,055
Other current assets	97,107	18,915
Total current assets	11,465,642	14,589,970

Computer equipment, net	10,212	-
Deferred financing and offering costs, net	47,978	26,631

Total assets	$11,523,832	$14,616,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$621,731	$312,896
Borrowings under line of credit	-	419,380
Term Note - bank	-	800,000
Interest payable – Paramount Credit Partners, LLC	148,210	187,536

Total current liabilities	769,941	1,719,812

Notes payable - Paramount Credit Partners, LLC (net of discount of $253,301 in 2011 and $302,327 in 2010)	1,319,698	1,270,673

Total liabilities	2,089,639	2,990,485

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 7,229,183 and 6,746,365 issued and outstanding at June 30, 2011 and December 31, 2010 respectively	7,230	6,746
Additional paid-in capital	52,295,308	44,803,724
Deficit accumulated during the development stage	(42,868,345)	(33,184,354)

Total stockholders’ equity	9,434,193	11,626,116

Total liabilities and stockholders’ equity	$11,523,832	$14,616,601

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Period from October 7, 2005 (Inception) to June 30, 2011
Operating expenses:
Research and development	$3,099,582	$521,184	$4,070,344	$934,930	$18,321,905
General and administrative	3,801,989	138,742	5,498,020	175,286	11,018,698

Loss from operations	(6,901,571)	(659,926)	(9,568,364)	(1,110,216)	(29,340,603)

Interest income	5,967	1,321	19,457	1,327	39,176
Interest expense:
Beneficial conversion feature					(6,001,496)
Amortization of debt discount and warrants	(24,512)	(784,787)	(49,025)	(1,904,710)	(2,612,456)
Interest expense	(41,395)	(684,457)	(86,059)	(1,134,537)	(4,952,966)
	(65,907)	(1,469,244)	(135,084)	(3,039,247)	(13,566,918)

Net loss	(6,961,511)	(2,127,849)	(9,683,991)	(4,148,136)	(42,868,345)

Basic and diluted net loss per common share	$(.97)	$(4.76)	$(1.35)	$(9.27)

Weighted average common shares outstanding – basic and diluted	7,176,491	447,347	7,176,491	447,347

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

	For the Six Months Ended June 30, 2011			Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2011	6,746,365	$6,746	$44,803,724	$(33,184,354)	$11,626,116
Common Stock issued to fulfill over-allotment option from IPO, net of related costs	435,000	435	2,420,340	-	2,420,775
Warrants exercised from the 2010 Senior Convertible Notes	47,811	49	274,935	-	274,984
Additional shares issued in connection with the December 22, 2010 conversion of notes into common stock	7				-
Stock based compensation for the period from January 1 to June 30, 2011to employees and directors	-	-	1,555,344	-	1,555,344
Stock based payments for the period from January 1 to June 30, 2011 to consultants	-	-	3,240,965	-	3,240,965
Net Loss				(9,683,991)	(9,683,991)
Balance at June 30, 2011	7,229,183	$7,230	$52,295,308	$(42,868,345)	$9,434,193

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months ended June 30, 2011	Six Months ended June 30, 2010	Period from October 7, 2005 (Inception) to June 30, 2011

Cash flows from operating activities:
Net loss	$(9,683,991)	$(4,148,136)	$(42,868,345)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to employees and directors	1,555,344		3,482,024
Stock-based payments to consultants	3,240,965	36,718	4,271,606
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial Note Conversion	-	-	6,001,496
Stock issued to vendor	-	-	5,000
Warrants issued in connection with related party note conversion	-	941,966	1,255,978
Amortization of deferred financing costs and debt discount	49,025	1,373,872	3,186,077
Non-cash research and development	-	-	1,087,876
Interest payable - 2007 Senior convertible notes	-	308,321	1,598,104
Interest payable - 2010 Senior convertible notes	-	139,558	354,269
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable - related parties	-	59,980	266,279
Interest payable - Paramount Credit Partners, LLC	4,146	-	191,682
Depreciation	1,752	2,467	29,012
Changes in operating assets and liabilities:
Other current assets	(78,192)	(3,017)	(97,107)
Accounts payable and accrued expenses	244,016	(1,686,602)	556,913

Net cash used in operating activities	(4,666,935)	(2,974,873)	(20,036,401)

Cash flows from investing activities:
Purchase of office and computer equipment	(11,964)	-	(39,224)

Cash flows from financing activities:
Net Proceeds from IPO and the over-allotment option exercise	2,420,775	-	17,605,118
Proceeds from 2010 Senior convertible notes	-	3,425,000	3,425,000
Proceeds from notes payable to Paramount Credit Partners, LLC	-	-	1,573,000
Proceeds from notes payable to related parties	-	950,562	5,041,953
Proceeds from 2007 Senior convertible notes	-	-	5,305,000
Proceeds from private placement	-	-	1,146,024
Payment for deferred financing costs	-	(832,249)	(1,431,603)
Proceeds from utilization of line of credit	-	-	419,380
See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Six Months ended June 30, 2011	Six Months ended June 30, 2010	Period from October 7, 2005 (Inception) to June 30, 2011

Proceeds from term note payable	-	-	800,000
Repayment of term note	(800,000)	-	(800,000)
Repayment of notes payable - related party	-	-	(1,500,000)
Repayment of debt facilities	(419,380)	-	(419,380)
Proceeds from exercise of warrants	274,984	-	274,984
Proceeds from receipt of subscriptions	-	-	4,684

Net cash provided by financing activities	1,476,379	3,543,313	31,444,160

Net (decrease) increase in cash and cash equivalents	(3,202,520)	568,440	11,368,535

Beginning of period	14,571,055	81,288	-0-

End of period	11,368,535	649,728	$11,368,535

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$1,464,540	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	-	$480,049
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$2,192,433	$3,995,667
Notes and accrued interest converted to common stock	$-	-	$14,003,158

Supplemental disclosure – cash paid for interest	$121,238	$215,550	$408,073

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
(June 30, 2011)

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

Capital Resources:

The Company has not derived any revenue from product sales to date as our products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency.  Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt.  The Company has incurred losses from operations and negative cash flows since the inception of the Company, and expects to continue to incur substantial losses for the foreseeable future as it continues product development.  As a result, the Company may need to obtain additional funds to finance its operations in the future. In July 2011, the Company raised net proceeds of approximately $47,800,000 in a secondary offering of its equity securities. Until the Company can generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.  The Company currently has sufficient funds to meet its operating requirements for the next 12 months.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(June 30, 2011)

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at June 30, 2011, exceed Federally insured limits.

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
(June 30, 2011)

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

Loss per common share:

Basic loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted loss per share is the same.  The number of potentially dilutive securities excluded from the diluted loss per share calculation at June 30, 2011 and 2010 was 2,917,358 and 726,005, respectively.

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

Notes payable:

During 2009, the Company issued four separate 10% promissory notes (collectively, the “PCP Notes”) to Paramount Credit Partners, LLC (“PCP”), an entity whose managing member is Dr. Rosenwald.  Specifically, the PCP Notes consist of a note in the principal amount of $1,100,000 issued on January 23, 2009, a note in the principal amount of $100,000 issued on March 25, 2009, a note in the principal amount of $250,000 issued on June 1, 2009 and a note in the principal amount of $123,000 issued on June 24, 2009.  As of June 30, 2011, the principal amount outstanding under these notes is $1,573,000.  Interest on the PCP Notes are payable quarterly, in arrears, and the principal matures on the earlier of (i) December 31, 2013 or (ii) the completion by the Company of a transaction, subsequent to the Company’s IPO, including an equity offering, sale of assets, licensing or strategic partnership, in which the Company raises at least $5,000,000 in gross cash proceeds.  In addition, PCP received five-year warrants (“PCP Warrants”) to purchase 104,867 shares of common stock at an exercise price of $6.60.  The Company allocated proceeds of $480,049 from the sale of the PCP Notes to the warrants at the time of issuance, which are recorded as a debt discount and reduced the carrying values of the PCP Notes.  Such discount is being amortized to interest expense over the term of the PCP Notes. On July 19, 2011, the Company paid off these notes in full, see Note 6.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(June 30, 2011)

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

Consulting Agreement:

Effective May 11, 2010, the Company entered into consulting agreement with Timothy Hofer.  The Company did not renew the agreement at the end of its one year term.  Pursuant to the agreement, Mr. Hofer provided the Company with consulting services focused on general business and company development.  Mr. Hofer is also a former employee of Paramount BioSciences, LLC (“PBS”), a related party.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(June 30, 2011)

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine.  Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing.  Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine.  At June 30, 2011, the Company had no monies outstanding to S.L.A. Pharma.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project shall not exceed $4,000,000.  Ventrus made $3,200,000 of payments to S.L.A. Pharma from August 2007 through June 30, 2011. Both Ventrus and S.L.A. Pharma have agreed to add additional services outside the scope of the agreement for $400,000.  The services have not yet been provided by S.L.A. Pharma. Ventrus’ total remaining payment obligation for the phenylephrine project shall not exceed $1,200,000. S.L.A. Pharma has been paid $600,000 of services for the phenylephrine project through June 30, 2011.  S.L.A. Pharma did not provide or bill Ventrus for any services for the phenylephrine project in 2010 and the first two quarters to 2011 and management does not expect to be billed for any services for the phenylephrine project in the foreseeable future.

On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma.  The amendment eliminates its potential $800,000 milestone payment to S.L.A. Pharma for the development of diltiazem, previously payable upon the completion of enrollment into the Phase III clinical trial that S.L.A. Pharma is conducting in Europe.  It also eliminates S.L.A. Pharma’s ability to terminate the license agreement at any time, with one month’s notice, in the event that Ventrus had failed to make a required payment and a third party wished to enter into a license agreement for diltiazem and phenylephrine, provided the termination would not have been effective if within that one-month period Ventrus paid all then required payments under the agreement. Pursuant to the amendment, Ventrus must pay S.L.A. Pharma up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients are achieved in the Phase III trial for diltiazem that S.L.A. Pharma is conducting in Europe. Additionally, upon Ventrus’ receipt of a quality controlled final study report of the Phase III trial for diltiazem in Europe, Ventrus must pay S.L.A. Pharma $400,000 in development costs for diltiazem.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(June 30, 2011)

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc., a California company (“Amer”), whereby Ventrus acquired certain patent rights to iferanserin for the topical treatment of any anorectal disorders. Ventrus is obligated to pay Amer (i) a monthly consulting fee of $7,500 through May 2010, (ii) a license fee of $2,050,000, (iii) late fees of $7,500 per month starting July 2009 until the successful completion of the Phase III trials, (iv) interest payments totaling $595,000 and (v) additional late fees of $7,500 per month as an NDA was not submitted by September 2010. In addition, Ventrus may be required to make future milestone and royalty payments totaling up to $20 million upon the achievement of various milestones related to regulatory or commercial events. The license agreement is terminable by either party for cause and, upon 30 days notice in the event any safety, efficacy or regulatory issues prevent development or commercialization of iferanserin. At June 30, 2011, the Company had made all contractual payments relating to the license agreement.

In December 2009, the Company and Amer supplemented the license agreement and added an additional licensing fee of $20,000 for six months. After the fourth month, the Company and Amer agreed that the additional license would not be needed and, therefore, the Company was not required to pay the last two months.

On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin.  Ventrus paid $500,000 on execution and will pay $12 million for the asset at closing, which Ventrus expects to occur by November 15, 2011. Closing is subject to Ventrus raising net proceeds of a certain minimum amount, which the Company has already met.  Closing is also subject to, in respect of the first pivotal Phase III trial and any recurrence treatment for iferanserin, the absence through November 10, 2011 of any serious severe adverse events that are life threatening with a risk of serious morbidity that have occurred in one or more subjects receiving iferanserin which are either determined to be at least probably caused by iferanserin or have been disclosed by us in a public securities filing. Ventrus will pay Amer royalties of between 3.0% and 4.0% on net annual sales in the U.S. and between 1.0% and 1.33% on gross annual sales outside the U.S. (subject to a minimum royalty payment on both U.S. and ex-U.S. sales.)

Note 6 — Stockholder’s Transactions:

 Common Stock Transactions:

On January 7, 2011, the Company issued 435,000 shares of its common stock to fulfill the over-allotment option that it granted to the underwriters as part of the IPO and raised net proceeds of $2,420,775.

On March 31, 2011, the Company issued an aggregate of 8,334 shares of common stock pursuant to the exercise of warrants with an exercise price of $6.60. During the second quarter of 2011, the Company issued an aggregate of 39,477 shares of common stock pursuant to the exercise of warrants with an average exercise price of $7.19.

Common Stock Options and Warrants:

In August 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). In May 2011, the Company’s stockholders approved an amendment to the 2010 Plan to increase the shares reserved for issuance from 2,467,200 to 3,967,200 shares of the Company’s common stock. The 2010 Plan authorizes the Company to issue equity incentive awards in the form of shares, options or other awards based on our common stock as part of an overall compensation package to provide performance-based compensation to attract and retain qualified personnel.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(June 30, 2011)

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

In the first six months of 2011, the Company granted options to purchase 250,000 shares to one of its directors, options to purchase an aggregate of 264,440 shares to two employees and options to purchase an aggregate of 364,240 shares to five consultants, all pursuant to the 2010 Plan with exercise prices at or greater than the then market value of the Company’s common stock ($6.00 - $6.34).

A summary of the Company’s option activity and related information is as follows:

	Period Ended
	June 30, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,079,775	$6.01
Granted	878,680	$6.66
Outstanding at June 30, 2011	1,958,455	$6.30	$16,562,140
Options exercisable at end of period	947,589	$6.11	$8,196,645

The fair value of the options granted for the six-month period ended June 30, 2011, was based on the following assumptions:

Risk-free interest rate	1.84%-3.03%
Expected volatility	91.92%-94.74%
Expected life of Options	7 years
Expected dividend yield	0%

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(June 30, 2011)

Estimated future stock-based compensation expense relating to unvested stock options (for consultants based on the fair value at June 30, 2011) is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2011 (6 months)	$2,620,351
2012	2,596,412
2013	942,390
2014	101,629
Total estimated future stock-based
compensation expense – stock options	$6,260,782

The weighted average remaining contractual life of options outstanding at June 30, 2011 is approximately 9.5 years.

Stock-based compensation expensed to research and development expense for the three months ended June 30, 2011 and 2010 was $394,937 and $3,364, respectively, and was $549,394 and $111,051, respectively, for the six months ended June 30, 2011 and 2010.  Stock-based compensation expensed to general and administrative expense for three months ended June 30, 2011 and 2010 was $3,248,586 and $-0-, respectively, and for the six months ended June 30, 2011 and 2010 was $4,246,914 and $-0-, respectively.

A summary of the Company’s warrant activity and related information is as follows:

	Period Ended
	June 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,004,956	$7.59
Granted	-0-	-0-
Exercised	47,811	$7.19
Outstanding at end of period	957,145	$7.61
Warrants exercisable at end of period	957,145	$7.61

Included in the exercise of 47,811 warrants are some warrants that were exercised utilizing a cashless exercise feature.

Note 6 — Subsequent Event:

On July 19, 2011, Ventrus closed an underwritten registered offering of 5,175,000 shares of common stock at a price to the public of $10.00 per share for gross proceeds to Ventrus of $51.75 million. The shares include 675,000 shares of common stock sold pursuant to the over-allotment option granted by Ventrus to the underwriters, which option was exercised in full. Ventrus received approximately $47.5 million in net proceeds from the offering, after deducting underwriting and financial advisory fees and estimated offering expenses.

On July 19, 2011, Ventrus repaid in full the $1,573,000 in principal and $156,332 in accrued interest on the PCP Notes, which repayment was triggered by the closing of the underwritten registered offering. Ventrus used proceeds from the offering for the repayment.

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

Overview

We are a specialty pharmaceutical company currently focused on the development and commercialization of late stage prescription drugs for the treatment of gastrointestinal disorders, specifically hemorrhoids, anal fissures and fecal incontinence.  We have in-licensed all of the products in our current pipeline.

We have several proprietary product candidates that we have licensed that are in clinical development that address large market opportunities, including our most advanced product candidates, VEN 309 (iferanserin) and VEN 307 (diltiazem cream). VEN 309, a topical form of iferanserin which blocks a specific serotonin receptor (5HT2a), is being developed for the topical treatment of symptomatic hemorrhoids, where it can reduce the bleeding, itchiness, and pain associated with the condition.  Approximately 12.5 million people in the U.S. currently suffer from hemorrhoids and we are not aware of any prescription drugs approved by the U.S. Food and Drug Administration, or FDA, for this condition. VEN 307 is a proprietary topical formulation of the drug diltiazem which we are developing for the treatment of anal fissures.  We estimate that over four million people in the U.S. currently suffer from anal fissures and that there are approximately 1.1 million office visits per year and yet, to our knowledge, there is only one drug with FDA approval for this condition.

We have met with the FDA regarding our plans for the development of VEN 309, VEN 307 and VEN 308.  We intend to initiate and conduct one of two pivotal Phase III clinical trials in the U.S. with VEN 309 beginning in the summer of 2011 and initiate a long term carcinogenicity study.  Depending on our assessment of the data generated by the Phase III trial, which is expected in the first quarter of 2012, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate and conduct the second Phase III trial, and a double blind recurrence trial which, together with the first trial, a clinical pharmacology program, one 9-month and one 6-month toxicology study, and the carcinogenicity study (which we plan to complete after the second trial) will comprise the data needed to be able to submit a new drug application, or NDA, to the FDA, which we anticipate could occur as early as 2014.

Our development partner for VEN 307, S.L.A. Pharma, began conducting a Phase III clinical trial with VEN 307 in Europe in November 2010 and expects to continue it in 2011.  At the same time we intend to conduct a formulation program with contract manufacturers to create a new, improved formulation of topical diltiazem, with new intellectual property protections.  We expect to receive the data from the first Phase III trial in Europe in the second quarter of 2012 and aim to have completed our formulation program by that time. Depending on our assessment of the data generated by this trial and on whether the new formulation is superior to the existing version, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate either one additional Phase III trial in the U.S. with the existing formulation or two additional Phase III clinical trials in the U.S. with the new formulation, to be run in parallel.  We anticipate that both program options could provide sufficient data for a NDA submission to the FDA in 2013.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings and our initial public offering.  Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including VEN 307 and VEN 309. As of June 30, 2011, we had a deficit accumulated during the development stage of $42,868,345. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that, after the sale of stock in our July 2011 underwritten registered offering, our existing cash will be sufficient to fund our projected operating requirements into 2014, while we anticipate receiving data from the key clinical trials with VEN 309 in the first quarter of 2012 and VEN 307 in the second quarter of 2012. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

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

Stock-Based Compensation

We account for stock options granted to employees, which are measured at grant date, based on the estimated fair value of the award using the Black-Scholes option pricing model, and are recognized as expense over the employee’s requisite service period on a straight-line basis.  We account for stock options and warrants granted to non-employees on a fair value basis using the Black-Scholes option pricing model.  The initial non-cash charge to operations for non-employee options and warrants with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and recognized as consulting expense over the related service period. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the awards. We estimate the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecasted. For warrants and non-employee options, we use the contractual term of the warrant, the length of the note or option as the expected term.  The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options will be calculated by examining historical volatilities for publicly traded industry peers as we do not now and for the near future will not have any significant trading history for our common stock. Forfeiture rates will be calculated based on the expected service period for our employees.

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

Conducting a significant amount of research and development is central to our business model.  Since our inception on October 7, 2005 to June 30, 2011, we incurred $18,321,905 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, VEN 309 and VEN 307.  The following table summarizes the research and development expenses related to our two most advanced product candidates and other projects.  The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	3 Months ended 6/30/2011	3 Months ended 6/30/2010	6 Months ended 6/30/2011	6 Months ended 6/30/2010	Period from October 7, 2005 (inception) to June 30, 2011
VEN 307	204,604	$261,193	369,522	$542,793	4,171,523
VEN 309	2,500,041	$278,362	3,151,428	$392,137	11,591,411
Other	394,937	$3,364	549,394	$(111,051)	2,558,971

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely.  Based on their current status, we anticipate that to complete the clinical trial process and commercialize our product candidates (excluding milestone payments) will cost approximately $20 million for VEN 307, $15 million for VEN 308 and $40 million for VEN 309.  These estimates could change significantly depending on the progress, timing and results of non-clinical and clinical trials.  We will need to raise additional funds in order to fully complete the development of VEN 307 and VEN 309.

Results of Operations

Comparison of the Three Months Ended June 30, 2011 and June 30, 2010

Research and Development Expense

Research and development expense was $3,099,582 for the quarter ended June 30, 2011, an increase of $2,578,398, or 495%, from $521,184 for the quarter ended June 30, 2010.  The primary reason for the increase was our ability to increase development of VEN 309 which commenced after we received the proceeds from our initial public offering.  We expect to incur higher development costs in the future due to initiation of the Phase III clinical trial as well as product development and manufacturing costs to support the clinical study.

General and Administrative Expense

General and administrative expense was $3,801,989 for the quarter ended June 30, 2011, an increase of $3,663,247 or approximately 2,640%, from $138,742 for the quarter ended June 30, 2010.  We had limited operations and related operating expenses in the first half of 2010 due to the lack of funds.  We began increasing our operating activities in the second half of 2010.  The largest G&A expense incurred in the second quarter of 2011 was associated with stock-based compensation expense for employees and directors of $602,821 and stock based payments to consultants for services rendered of $3,040,703.

Interest Expense

Interest expense was $41,395 for the quarter ended June 30, 2011, a decrease of $643,062, or 94%, from $684,457 for the quarter ended June 30, 2010.  The decrease was primarily due to the conversion to common stock of convertible notes in December 2010 in connection with our initial public offering.

Comparison of the Six Months Ended June 30, 2011 and June 30, 2010

Research and Development Expense

Research and development expense was $4,070,344 for the six months ended June 30, 2011, an increase of $3,135,414, or 335%, from $934,930 for same period in 2010.  The primary reason for the increase was our ability to increase development of VEN 309 which commenced after we received the proceeds from our initial public offering.  We expect to incur higher development costs in the future due to initiation of the Phase III clinical trial as well as product development and manufacturing costs to support the clinical study.

General and Administrative Expense

General and administrative expense was $5,498,020 for the six months ended June 30, 2011, an increase of $5,322,734 or approximately 3,036%, from $175,286 for the six months ended June 30, 2010.  We had limited operations and related operating expenses in the first half of 2010 due to the lack of funds.  We began increasing our operating activities in the second half of 2010.  The largest G&A expense incurred in the first half of 2011 was associated with stock-based compensation expense for employees and directors of $1,555,344 and stock based payments to consultants for services rendered of $3,240,965.

Interest Expense

Interest expense was $86,059 for the six months ended June 30, 2011, a decrease of $1,048,477, or 1,218%, from $1,134,537 for the six months ended June 30, 2010.  The decrease was primarily due to the conversion to common stock of convertible notes in December 2010 in connection with our initial public offering.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005.  We have funded our operations through June 30, 2011 principally with debt and equity financing, including raising approximately $15.2 million in net proceeds in our initial public offering, which closed on December 22, 2010, and approximately $2.4 million in net proceeds upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriters of our initial public offering.  In connection with the initial public offering, all of the convertible notes, and accrued interest thereon converted into an aggregate of 3,334,085 shares of common stock.

On July 19, 2011, Ventrus closed an underwritten registered offering of 5,175,000 shares of common stock at a price to the public of $10.00 per share for gross proceeds to Ventrus of $51.75 million. The shares include 675,000 shares of common stock sold pursuant to the over-allotment option granted by Ventrus to the underwriters, which option was exercised in full. Ventrus received approximately $47.5 million in net proceeds from the offering, after deducting underwriting and financial advisory fees and estimated offering expenses.

Notes Payable

During 2009, we issued four separate 10% promissory notes, referred to as the “PCP Notes”, to Paramount Credit Partners, LLC, an entity whose managing member is Lindsay A. Rosenwald, our largest stockholder.  Specifically, the PCP Notes consist of a note in the principal amount of $1,100,000 issued on January 23, 2009, a note in the principal amount of $100,000 issued on March 25, 2009, a note in the principal amount of $250,000 issued on June 1, 2009 and a note in the principal amount of $123,000 issued on June 24, 2009. Interest on the PCP Notes is payable quarterly, in arrears, and the principal matures on the earlier of (i) December 31, 2013 or (ii) the completion by us of a transaction, subsequent to our initial public offering, involving the sale of equity securities, sale of assets, licensing, strategic partnership or otherwise, in which we raise at least $5,000,000 in gross cash proceeds.  As of June 30, 2011, the principal amount outstanding under these notes was $1,573,000. The PCP Notes are not convertible.  On July 19, 2011, we repaid the PCP Notes with the proceeds from our July 19, 2011 financing.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,666,933 for the six months ended June 30, 2011 to fund our research and development program build out and general and administrative expenses.  The net loss of $9,683,991 for the six months ended June 30, 2011 was greater than cash used in operating activities by $5,017,058.  The primary reasons for the difference is attributed to a stock-based compensation charge of $1,555,344 and stock based payments to consultants for services rendered or $3,240,965.

Net Cash Used in Investing Activities
Net cash used in investing activities was $11,964 for the six months ended June 30, 2011.  The cash was used to purchase computer equipment for new employees, all of which occurred in the first quarter.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,476,378 for the six months ended June 30, 2011.  Net cash provided by financing activities during the six months ended June 30, 2011 consisted of the sale of common stock pursuant to the exercise of the over-allotment option issued to the underwriters of our IPO, through which we received net proceeds of $2,420,775.  Additionally, the Company received $274,983 from the exercise of warrants.  Net cash provided by financing activities for the six months was reduced by $1,219,380 for the repayment of a promissory note and line of credit due to the Israel Discount Bank in the first quarter of 2011.

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

Based on our capital position at June 30, 2011, and our analysis of our development costs as of the date of this report, and after giving effect to the approximately $47.5 million of net proceeds from our July 19, 2011 public offering, we estimate our future expenditures related to product development, through the date of receipt of data from our planned first pivotal Phase III trial for VEN 309 and the ongoing Phase III trial for VEN 307 in Europe, as follows:

•	complete the double blind portion of the Phase III clinical trials of VEN 309 in the treatment of hemorrhoids, carcinogenicity testing and developing new intellectual property: $32,000,000; and
•
payment to S.L.A. Pharma of our licensing obligations for VEN 307 of $41,500 per month until the filing of an NDA with the FDA, up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients have been achieved in the Phase III clinical trial that S.L.A. Pharma is conducting in Europe, $400,000 in development costs upon receipt of a quality controlled final study report for the Phase III clinical trial, and completion of the double blind portion of the Phase III clinical trial: $14,000,000.

•	complete the purchase with Amer to acquire all rights, title and interest to iferanserin: $12,000,000

We believe that our existing cash and cash equivalents, after giving effect to the net proceeds from our July 19, 2011 public offering, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2014.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of the material weaknesses described in the Form 10-K for the year ended December 31, 2010 which continue to exist at June 30, 2011.

Changes in Internal Control over Financial Reporting

During the second quarter of 2011, we took the following measures to address the material weaknesses that we identified in 2010 and improve our periodic financial statement reporting process:

•	formalized policies and procedures for accounting controls; and
•	hired a full-time controller

Other than the matters discussed above, there were no other significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 6.    Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials in XBRL format.				X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ventrus Biosciences, Inc.
Date: August 15, 2011

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer