Form 10-Q
period 2011-09-30
VENTRUS BIOSCIENCES INC
filed 2011-11-14
CIK 1426800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________.

Commission file number:  000 -35005
__________________________

VENTRUS BIOSCIENCES, INC.
(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

As of November 7, 2011 there were 12,406,406 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION
Item 1. CondensedFinancial Statements
Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010	1
Condensed Statements of Operation (Unaudited) for Three and Nine Months ended September 30, 2011 and 2010 and for the period October 7, 2005 (Inception) to September 30, 2011	2
Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Nine Months ended September 30, 2011	3
Condensed Statements of Cash Flows (Unaudited) for Nine Months ended September 30, 2011 and 2010 and for the period October 7, 2005 (Inception) to September 30, 2011	4-5
Notes to Unaudited Condensed Financial Statements	6
Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures about Market Risk	20
Item 4.Controls and Procedures	20
PART II – OTHER INFORMATION	22
Item 6.Exhibits	24

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$53,294,262	$14,571,055
Other current assets	84,983	18,915
Total current assets	53,379,245	14,589,970

Computer equipment, net	9,215	-
Deferred financing and offering costs, net	-	26,631

Total assets	$53,388,460	$14,616,601

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$1,183,442	$312,896

Borrowings under line of credit	-	419,380
Term note – bank	-	800,000
Interest payable – Paramount Credit Partners, LLC	-	187,536

Total current liabilities	1,183,442	1,719,812

Notes payable - Paramount Credit Partners, LLC (net of discount of $302,327 in 2010)	-	1,270,673

Total liabilities	1,183,442	2,990,485

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 25,000,000 shares authorized; 12,404,323 and 6,746,365 issued and outstanding at September 30, 2011 and December 31, 2010 respectively	12,404	6,746
Additional paid-in capital	100,862,340	44,803,724
Deficit accumulated during the development stage	(48,669,726)	(33,184,354)

Total stockholders’ equity	52,205,018	11,626,116

Total liabilities and stockholders’ equity	$53,388,460	$14,616,601

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from October 7, 2005 (Inception) to September 30, 2011
Operating expenses:
Research and development	$3,667,179	$193,183	$7,737,523	$1,128,113	$21,989,084
General and administrative	1,878,718	317,132	7,376,738	492,418	12,897,416

Loss from operations	(5,545,897)	(510,315)	(15,114,261)	(1,620,531)	(34,886,500)

Interest income	28,423	378	47,880	1,705	67,599
Interest expense:
Beneficial conversion feature					(6,001,496)
Amortization of debt discount and warrants	(253,302)	(580,217)	(302,327)	(2,484,927)	(2,865,758)
Interest expense	(30,605)	(686,091)	(116,664)	(1,820,628)	(4,983,571)
	(283,907)	(1,266,308)	(418,991)	(4,305,555)	(13,850,825)

Net loss	$(5,801,381)	$(1,776,245)	$(15,485,372)	$(5,924,381)	$(48,669,726)

Basic and diluted net loss per common share	$($0.50)	$(3.97)	$($1.79)	$($13.24)

Weighted average common shares outstanding – basic and diluted	11,616,786	447,347	8,672,858	447,347

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2011

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2011	6,746,365	$6,746	$44,803,724	$(33,184,354)	$11,626,116
Common Stock sold to fulfill over-allotment option from IPO at $6.00 per share, net of related costs	435,000	435	2,420,341	-	2,420,776
Warrants exercised between March 1, 2011 and August 31, 2011 from the 2010 Senior Convertible Notes at $5.73 per share	47,951	48	274,935	-	274,983
Additional shares issued in January 2011 in connection with the December 22, 2010 conversion of notes into common stock	7				-
Common stock issued in a public offering in July 19, 2011 at $10.00 per share, net of costs	5,175,000	5,175	47,562,872		47,568,047
Stock- based compensation for the period from January 1 to September 30, 2011 for options issued to employees and directors	-	-	2,168,071	-	2,168,071
Stock- based payments for the period from January 1 to September 30, 2011 for options issued to consultants	-	-	3,632,397		3,632,397
Net Loss				(15,485,372)	(15,485,372)
Balance at September 30, 2011	12,404,323	$12,404	$100,862,340	$(48,669,726)	$52,205,018

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from October 7, 2005 (Inception) to September 30, 2011

Cash flows from operating activities:
Net loss	$(15,485,372)	(5,924,381)	$(48,669,726)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation to employees and directors	2,168,071	-	4,094,751
Stock-based payments to consultants	3,632,397	(82,446)	4,663,038
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial Note Conversion	-	-	6,001,496
Stock issued to vendor	-	-	5,000
Warrants issued in connection with related party note conversion	-	944,274	1,255,978
Amortization of deferred financing costs and debt discount	328,958	2,307,284	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable - 2007 Senior convertible notes	-	465,095	1,598,104
Interest payable - 2010 Senior convertible notes	-	251,907	354,269
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable - related parties	-	80,004	266,279
Interest payable - Paramount Credit Partners, LLC	-	40,370	187,536
Depreciation	2,749	3,702	30,009
Changes in operating assets and liabilities:
Other current assets	(66,068)	(1,507)	(84,983)
Accounts payable and accrued expenses	683,010	(2,080,328)	995,907

Net cash used in operating activities	(8,736,255)	(3,996,026)	(24,105,721)

Cash flows from investing activities:
Purchase of computer equipment	(11,964)	-	(39,224)

Cash flows from financing activities:
Net Proceeds from July 2011 public offering	47,568,047	-	47,568,047
Net Proceeds from IPO and the over-allotment option exercise	2,420,776	-	17,605,119
Proceeds from 2010 Senior convertible notes	-	3,425,000	3,425,000
Proceeds from notes payable to Paramount Credit Partners, LLC	-	-	1,573,000
Proceeds from notes payable to related parties	-	950,562	5,041,953
Proceeds from 2007 Senior convertible notes	-	-	5,305,000
Proceeds from private placement	-	-	1,146,024
Payment for deferred financing costs	-	(989,749)	(1,431,603)
Proceeds from utilization of line of credit	-	-	419,380

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Period from October 7, 2005 (Inception) to September 30, 2011

Proceeds from term note payable	-	800,000	800,000
Repayment of term note	(800,000)	-	(800,000)
Repayment of Paramount Credit Partners Note	(1,573,000)	-	(1,573,000)
Repayment of notes payable - related party	-	-	(1,500,000)
Repayment of line of credit	(419,380)	-	(419,380)
Proceeds from exercise of warrants	274,983	-	274,983
Proceeds from receipt of subscriptions	-	-	4,684

Net cash provided by financing activities	47,471,426	4,185,813	77,439,207

Net increase in cash and cash equivalents	38,723,207	189,787	53,294,262

Beginning of period	14,571,055	81,288	-0-

End of period	53,294,262	271,075	53,294,262

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$1,468,254	$1,468,254
Debt discount on Paramount Credit Partners, LLC notes	$302,327	-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$2,192,433	$3,995,667
Notes and accrued interest converted to common stock	$-	-	$14,003,158

Supplemental disclosure – cash paid for interest	$277,324	$216,621	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
(September 30, 2011)

Note 1 — Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences, Inc. (a development stage company), (“Ventrus” or the “Company”) was incorporated in the State of Delaware on October 7, 2005 and commenced operations in April 2007.  Ventrus is a specialty pharmaceutical company focused on the late-stage development and commercialization of gastrointestinal products.

On December 22, 2010, the Company issued 2,900,000 shares of its common stock in an initial public offering (the “IPO”) and raised net proceeds of $15,184,344.  On January 7, 2011, the Company issued an additional 435,000 shares of its common stock to fulfill the over-allotment option that it granted to the underwriters as part of the IPO and raised net proceeds of $2,420,776.  In addition, on December 22, 2010, in connection with the consummation of the IPO, the Company converted $14,003,158 of convertible notes and accrued interest by issuing an aggregate of 3,334,085 shares to holders of the convertible notes.

On July 19, 2011, the Company issued 5,175,000 shares of its common stock in a secondary public offering and raised net proceeds of $47,562,872.

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

Capital Resources:

The Company has not derived any revenue from product sales to date as our products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency.  Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt.  The Company has incurred losses from operations and negative cash flows since the inception of the Company, and expects to continue to incur substantial losses for the foreseeable future as it continues product development.  As a result, the Company may need to obtain additional funds to finance its operations in the future. In July 2011, the Company raised net proceeds of approximately $47,600,000 in a secondary offering of its equity securities. Until the Company can generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.  The Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities for the next 12 months.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2011)

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at September 30, 2011, exceed Federally insured limits.

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
(September 30, 2011)

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

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  The number of potentially dilutive securities excluded from the diluted loss per share calculation at September 30, 2011 and 2010 was 2,916,981 and 816,090, respectively.

Fair value measurements:

Prior to their repayment on July 19, 2011 (see Note 3, “Notes Payable”), the carrying value of the Paramount Credit Partners, LLC notes approximated fair value due to the short-term nature of the notes and the related interest rates approximate market rates.

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

Notes payable:

During 2009, the Company issued four separate 10% promissory notes (collectively, the “PCP Notes”) to Paramount Credit Partners, LLC (“PCP”), an entity whose managing member is Dr. Rosenwald.  Specifically, the PCP Notes consist of a note in the principal amount of $1,100,000 issued on January 23, 2009, a note in the principal amount of $100,000 issued on March 25, 2009, a note in the principal amount of $250,000 issued on June 1, 2009 and a note in the principal amount of $123,000 issued on June 24, 2009.   Interest on the PCP Notes is payable quarterly, in arrears, and the principal matures on the earlier of (i) December 31, 2013 or (ii) the completion by the Company of a transaction, subsequent to the Company’s IPO, including an equity offering, sale of assets, licensing or strategic partnership, in which the Company raises at least $5,000,000 in gross cash proceeds.  In addition, PCP received five-year warrants (“PCP Warrants”) to purchase 104,867 shares of common stock at an exercise price of $6.60.  The Company allocated proceeds of $480,049 from the sale of the PCP Notes to the warrants at the time of issuance, which are recorded as a debt discount and reduced the carrying values of the PCP Notes.  Such discount is being amortized to interest expense over the term of the PCP Notes. On July 19, 2011, the Company paid off these notes in full, and the remaining debt discount was fully charged to interest expense.

Line of Credit:

On September 23, 2010, the Company borrowed $800,000 from Israel Discount Bank of New York (“Israel Discount Bank”).  The promissory note the Company issued to Israel Discount Bank to evidence the loan was guaranteed by Dr. Rosenwald.  In consideration of his guaranteeing the $800,000 promissory note, the Company entered into a letter agreement with Dr. Rosenwald whereby Dr. Rosenwald has the right to attend meetings of the Company’s board of directors and to appoint two directors to the board.  Dr. Rosenwald has not exercised his right to appoint these directors.  If and when appointed, these directors would be subject to stockholder approval at the expiration of their terms.  The rights granted to Dr. Rosenwald in connection with his guarantee continue until specified termination conditions.  On November 5, 2010, the Company borrowed an additional $419,000 under a line of credit from Israel Discount Bank of New York.  The promissory note issued to Israel Discount Bank to evidence the loan was guaranteed by Dr. Rosenwald.  The Company used the proceeds from the note to pay off a line of credit with Bank of America, N.A. in November 2010.  The Company repaid the Israel Discount Bank promissory note and the amount owed under the line of credit in full in January 2011.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2011)

Note 4 — Commitments:

Employment agreements:

Dr. Russell Ellison serves as the Company’s Chief Executive Officer pursuant to an employment agreement entered into in June 2010, and amended and restated in July 2010 that became effective on December 22, 2010, upon the closing of the IPO.  The employment agreement provides for a base salary of $375,000 per year, a guaranteed bonus of $75,000 per year and an annual performance-based bonus of up to 50% of his base salary.  The agreement also provides incentive bonuses of $250,000 and $500,000 in the event that the Company’s market capitalization exceeds specified levels.  The first threshold was met and the $250,000 bonus was paid in the third quarter of 2011. The second threshold has not yet occurred.

Mr. David Barrett serves as our Chief Financial Officer pursuant to an employment agreement entered into in June 2010, and amended and restated in July 2010 that became effective on December 22, 2010, upon the closing of the IPO.  The employment agreement provides for a base salary of $250,000 per year.  The agreement also provides incentive bonuses of $250,000 and $500,000 in the event that the Company’s market capitalization exceeds specified levels.  The first threshold was met and the $250,000 bonus was paid in the third quarter of 2011. The second threshold has not yet occurred.

On August 24, 2011, Ventrus entered into an amendment to each of Dr. Ellison’s and Mr. Barrett’s agreements to provide that if the second market capitalization threshold is attained, the second market capitalization bonus of $500,000 will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash.  The valuation of the shares of common stock was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), and resulted in a share amount to which each Dr. Ellison and Mr. Barrett are entitled if the second market capitalization threshold is attained of 30,457 shares of the Company’s common stock. In addition, the amendment to Mr. Barrett’s agreement provides that he will be eligible for an incentive cash bonus in the discretion of the Company’s Compensation Committee of up to 25% of his base salary.

On August 24, 2011, Ventrus entered into an employment agreement with Thomas Rowland that became effective on September 1, 2011 and pursuant to which Mr. Rowland serves as the Company’s Chief Business Officer.  The employment agreement provides for a base salary of $250,000 per year and an annual performance-based bonus of up to 20% of his base salary.

Consulting Agreement:

Effective May 11, 2010, the Company entered into a consulting agreement with Timothy Hofer.  The Company did not renew the agreement at the end of its one year term.  Pursuant to the agreement, Mr. Hofer provided the Company with consulting services focused on general business and company development.  Mr. Hofer is also a former employee of Paramount BioSciences, LLC (“PBS”), a related party.

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
(September 30, 2011)

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine.  Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing.  Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine.  At September 30, 2011, the Company had no amounts due to S.L.A. Pharma.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project is limited to  $4,000,000.  Ventrus made $3,700,000 of payments to S.L.A. Pharma from August 2007 through September 30, 2011. Both Ventrus and S.L.A. Pharma have agreed to add additional services outside the scope of the agreement for $400,000.  The services have not yet been provided by S.L.A. Pharma.  S.L.A. Pharma has been paid $600,000 of services for the phenylephrine project through September 30, 2011.  S.L.A. Pharma did not provide or bill Ventrus for any services for the phenylephrine project in 2010 or the first three quarters of 2011 and management does not expect to be billed for any services for the phenylephrine project in the foreseeable future.

On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma.  The amendment eliminates its potential $800,000 milestone payment to S.L.A. Pharma for the development of diltiazem, previously payable upon the completion of enrollment into the Phase III clinical trial that S.L.A. Pharma is conducting in Europe.  It also eliminates S.L.A. Pharma’s ability to terminate the license agreement at any time, with one month’s notice, in the event that Ventrus had failed to make a required payment and a third party wished to enter into a license agreement for diltiazem and phenylephrine, provided the termination would not have been effective if within that one-month period Ventrus paid all then required payments under the agreement. Pursuant to the amendment, Ventrus must pay S.L.A. Pharma up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients are achieved in the Phase III trial for diltiazem that S.L.A. Pharma is conducting in Europe. The first two milestones were met and paid in the third quarter of 2011. As of September 30, 2011, Ventrus’ total remaining payment obligation for the phenylephrine project shall not exceed $900,000, consisting of two potential milestone payments aggregating $500,000 and $400,000 of to-be-agreed-upon services. Additionally, upon Ventrus’ receipt of a quality controlled final study report of the Phase III trial for diltiazem in Europe, Ventrus must pay S.L.A. Pharma $400,000 in development costs for diltiazem.

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc., a California company (“Amer”), whereby Ventrus acquired certain patent rights to iferanserin for the topical treatment of any anorectal disorders. Ventrus is obligated to pay Amer (i) a monthly consulting fee of $7,500 through May 2010, (ii) a license fee of $2,050,000, (iii) late fees of $7,500 per month starting July 2009 until the successful completion of the Phase III trials, (iv) interest payments totaling $595,000 and (v) additional late fees of $7,500 per month as an NDA was not submitted by September 2010. In addition, Ventrus may be required to make future milestone and royalty payments totaling up to $20 million upon the achievement of various milestones related to regulatory or commercial events. The license agreement is terminable by either party for cause and, upon 30 days notice in the event any safety, efficacy or regulatory issues prevent development or commercialization of iferanserin. At September 30, 2011, the Company had made all contractual payments relating to the license agreement.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2011)

In December 2009, the Company and Amer supplemented the license agreement and added an additional licensing fee of $20,000 for six months. After the fourth month, the Company and Amer agreed that the additional license would not be needed and, therefore, the Company was not required to pay the last two months.

On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin.  Ventrus paid $500,000 on execution and will pay $12 million for the asset at closing, which Ventrus expects to occur by November 15, 2011. Closing is subject to Ventrus raising net proceeds of a certain minimum amount, which the Company met upon its sale of common stock in July 2011.  Closing is also subject to, in respect of the first pivotal Phase III trial and any recurrence treatment for iferanserin, the absence through November 10, 2011 of any serious severe adverse events, as defined. Ventrus will pay Amer royalties of between 3.0% and 4.0% on net annual sales in the U.S. and between 1.0% and 1.33% on gross annual sales outside the U.S. (subject to a minimum royalty payment on both U.S. and ex-U.S. sales.)

Note 6 — Stockholders’ Transactions:

 Common Stock Transactions:

On January 7, 2011, the Company issued 435,000 shares of its common stock to fulfill the over-allotment option that it granted to the underwriters as part of the IPO and raised net proceeds of $2,420,776.

During the nine months ended September 30, 2011, the Company issued an aggregate of 47,951 shares of common stock pursuant to the exercise of warrants with an average exercise price of $5.73.

  On July 19, 2011, the Company issued 5,175,000 shares of its common stock in an underwritten public offering and raised net proceeds of $47,562,872.

Common Stock Options and Warrants:

In August 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). In May 2011, the Company’s stockholders approved an amendment to the 2010 Plan to increase the shares reserved for issuance from 2,467,200 to 3,967,200 shares of the Company’s common stock. The 2010 Plan authorizes the Company to issue equity incentive awards in the form of shares, options or other awards based on Ventrus common stock as part of an overall compensation package to provide performance-based compensation to attract and retain qualified personnel.

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

In the first nine months of 2011, the Company granted options to purchase 250,000 shares to one of its directors, options to purchase an aggregate of 264,440 shares to two employees and options to purchase an aggregate of 364,240 shares to five consultants, all pursuant to the 2010 Plan with exercise prices at or greater than the then market value of the Company’s common stock ($6.00 - $15.77).

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2011)

A summary of the Company’s option activity and related information is as follows:

	Period Ended
	September 30, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2011	1,079,775	$6.01
Granted	878,680	$6.66
Outstanding at September 30, 2011	1,958,455	$6.30	$5,340,193
Options exercisable at end of period	1,122,101	$6.14	$3,238,928

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the nine-month period ended September 30, 2011, was based on the following assumptions:

Risk-free interest rate	1.43%-3.03%
Expected volatility	88.05%-94.74%
Expected life of options	7 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to unvested stock options (for consultants based on the fair value at September 30, 2011) is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2011 (3 months)	$865,504
2012	2,456,066
2013	942,390
2014	101,629
Total estimated future stock-based
compensation expense – stock options	$4,365,589

The weighted average remaining contractual life of options outstanding at September 30, 2011 is approximately 9.25 years.

Stock-based compensation expensed to research and development expense for the three months ended September 30, 2011 and 2010 was $270,560 and $2,595 respectively, and was $819,954 and ($82,446) respectively, for the nine months ended September 30, 2011 and 2010.  Stock-based compensation expensed to general and administrative expense for three months ended September 30, 2011 and 2010 was $ 733,599 and $0, respectively, and for the nine months ended September 30, 2011 and 2010 was $4,980,514 and $0, respectively.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2011)

A summary of the Company’s warrant activity and related information is as follows:

	Period Ended
	September 30, 2011
	Shares	Weighted Average Exercise Price
Outstanding at January 1, 2011	1,013,291	$7.59
Granted	-0-	-0-
Exercised	(54,765)	$5.73
Outstanding at end of period	958,526	$7.61
Warrants exercisable September 30,2011	958,526	$7.61

Included in the exercise of 54,765 warrants are some warrants that were exercised utilizing a cashless exercise feature.

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

We have met with the FDA regarding our plans for the development of VEN 309, VEN 307 and VEN 308 (phenylephrin).  We initiated one of two pivotal Phase III clinical trials in the U.S. with VEN 309 in August 2011 and intend to initiate a long-term carcinogenicity study.  Depending on our assessment of the data generated by the Phase III trial, which is expected in the first half of 2012, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate and conduct the second Phase III trial, and a double blind recurrence trial which, together with the first trial, a clinical pharmacology program, one 9-month and one 6-month toxicology study, and the carcinogenicity study (which we plan to complete after the second trial) will comprise the data needed to be able to submit a new drug application, or NDA, to the FDA, which we anticipate could occur as early as 2014.

Our development partner for VEN 307, S.L.A. Pharma, began conducting a Phase III clinical trial with VEN 307 in Europe in November 2010 and expects to continue it into 2012.  At the same time we intend to conduct a formulation program with contract manufacturers to create a new, improved formulation of topical diltiazem, with new intellectual property protections.  We expect to receive the data from the first Phase III trial in Europe in the second quarter of 2012 and aim to have completed our formulation program by that time. Depending on our assessment of the data generated by this trial and on whether the new formulation is superior to the existing version, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate either one additional Phase III trial in the U.S. with the existing formulation or two additional Phase III clinical trials in the U.S. with the new formulation, to be run in parallel.  We anticipate that both program options could provide sufficient data for a NDA submission to the FDA in 2013.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings, our initial public offering in December 2010 and our July 2011 underwritten public offering.  Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates and maintaining and improving our patent portfolio.  We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including VEN 307 and VEN 309. As of September 30, 2011, we had a deficit accumulated during the development stage of $48,669,726 . Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that, our existing cash as of September 30, 2011 will be sufficient to fund our projected operating requirements into 2014, while we anticipate receiving data from the key clinical trials with VEN 309 in the first half of 2012 and VEN 307 in the second quarter of 2012. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

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

Conducting a significant amount of research and development is central to our business model.  Since our inception on October 7, 2005 to September 30, 2011, we incurred $21,989,084 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.  We plan to increase our research and development expenses for the foreseeable future in order to complete development of our two most advanced product candidates, VEN 309 and VEN 307.  The following table summarizes the research and development expenses related to our two most advanced product candidates and other projects.  The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	3 Months ended 9/30/2011	3 Months ended 9/30/2010	9 Months ended 9/30/2011	9 Months ended 9/30/2010	Period from October 7, 2005 (inception) to September 30, 2011
VEN 307	633,535	$269,407	1,003,057	$812,200	4,805,058
VEN 309	2,763,084	$(78,819)	5,914,512	$398,359	14,354,495
Other	270,560	$2,595	819,954	$(82,446)	2,829,531

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming.  The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability.  As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidates or when, or to what extent, we will generate revenues from the commercialization and sale of any of our product candidates. Development timelines, probability of success and development costs vary widely.  Based on their current status, we anticipate that to complete the clinical trial process and commercialize our product candidates (excluding milestone payments) will cost approximately $20 million for VEN 307, $15 million for VEN 308 and $40 million for VEN 309 (which includes the$12 million payment to acquire all rights, title and interest to iferanserin). These estimates could change significantly depending on the progress, timing and results of non-clinical and clinical trials.  We will need to raise additional funds in order to fully complete the development of VEN 307 and VEN 309.

Results of Operations

Comparison of the Three Months Ended September 30, 2011 and September 30, 2010

Research and Development Expense

Research and development expense was $3,667,179 for the quarter ended September 30, 2011, an increase of $3,473,996, or 1,798%, from $193,183 for the quarter ended September 30, 2010. We had limited operations and related operating expenses in the first three quarters of 2010 due to the lack of funds.  The primary reason for the increase was our ability to increase development of VEN 309, for which we commenced one of two planned Phase III trials in August 2011, using proceeds from our equity offerings. We expect to incur higher development costs in the future due to initiation of the Phase III clinical trial as well as product development and manufacturing costs to support the clinical study.

General and Administrative Expense

General and administrative expense was $1,878,718 for the quarter ended September 30, 2011, an increase of $1,561,586 or approximately 492%, from $317,132 for the quarter ended September 30, 2010.  We had limited operations and related operating expenses in the first three quarters of 2010 due to the lack of funds.  We began increasing our operating activities in the second half of 2010.  The largest General and administrative expense incurred in the third quarter of 2011 was associated with stock-based compensation expense for employees and directors of $500,281 and stock-based payments to consultants for services rendered of $301,927.

Interest Expense

Interest expense was $30,605 for the quarter ended September 30, 2011, a decrease of $655,486, or 96%, from $686,091 for the quarter ended September 30, 2010.  The decrease was primarily due to the conversion to common stock of convertible notes in December 2010 in connection with our initial public offering.

Comparison of the Nine Months Ended September 30, 2011 and September 30, 2010

Research and Development Expense

Research and development expense was $ 7,737,523 for the nine months ended September 30, 2011, an increase of $6,609,410, or 585%, from $1,128,113 for same period in 2010. We had limited operations and related operating expenses in the first three quarters of 2010 due to lack of funds.  The primary reason for the increase was our ability to increase development of VEN 309 which commenced after we received the proceeds from our initial public offering and is continuing using proceeds from both our equity offerings.  We expect to incur higher development costs in the future due to initiation of the Phase III clinical trial as well as product development and manufacturing costs to support the clinical study.

General and Administrative Expense

General and administrative expense was $7,376,738 for the nine months ended September 30, 2011, an increase of $6,884,320 or approximately 1398%, from $492,418 for the nine months ended September 30, 2010.  We had limited operations and related operating expenses in the first three quarters of 2010 due to the lack of funds.  We began increasing our operating activities in the second half of 2010.  The largest General and administrative expense incurred in the first nine months of 2011 was associated with stock-based compensation expense for employees and directors of $2,168,071 and stock-based payments to consultants for services rendered of $3,632,397.

Interest Expense

           Interest expense was $116,664 for the nine months ended September 30, 2011, a decrease of $1,703,964, or 94%, from $1,820,628 for the nine months ended September 30, 2010.  The decrease was primarily due to the conversion to common stock of convertible notes in December 2010 in connection with our initial public offering.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005.  We have funded our operations through September 30, 2011 principally with debt and equity financing, including raising approximately $15.2 million in net proceeds in our initial public offering, which closed on December 22, 2010, approximately $2.4 million in net proceeds upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriters of our initial public offering, and raising approximately $47.6 million in net proceeds in our underwritten registered public offering, which closed on July 19, 2011. In connection with the initial public offering, all of the convertible notes, and accrued interest thereon converted into an aggregate of 3,334,085 shares of common stock.

Notes Payable

During 2009, we issued four separate 10% promissory notes, referred to as the PCP Notes, to Paramount Credit Partners, LLC, an entity whose managing member is Lindsay A. Rosenwald, our largest stockholder.  Specifically, the PCP Notes consist of a note in the principal amount of $1,100,000 issued on January 23, 2009, a note in the principal amount of $100,000 issued on March 25, 2009, a note in the principal amount of $250,000 issued on June 1, 2009 and a note in the principal amount of $123,000 issued on June 24, 2009. Interest on the PCP Notes was payable quarterly, in arrears, and the principal was to mature on the earlier of (i) December 31, 2013 or (ii) the completion by us of a transaction, subsequent to our initial public offering, involving the sale of equity securities, sale of assets, licensing, strategic partnership or otherwise, in which we raise at least $5,000,000 in gross cash proceeds.  The closing of our July 2011 underwritten public offering triggered the maturity of the PCP Notes and, accordingly, on July 19, 2011, we repaid the PCP Notes with the proceeds from that offering.  As a result, as of September 30, 2011, the principal amount outstanding under these notes was $0. The PCP Notes were not convertible.

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

Net Cash Used in Operating Activities

Net cash used in operating activities was $8,736,255 for the nine months ended September 30, 2011 to fund our research and development program build out and general and administrative expenses.  The net loss of $15,485,372 for the nine months ended September 30, 2011 was greater than cash used in operating activities by $6,749,117.  The primary reasons for the difference are primarily attributed to a stock-based compensation charge of $2,168,071 and stock-based payments to consultants for services rendered of $3,632,397.

Net Cash Used in Investing Activities

Net cash used in investing activities was $11,964 for the nine months ended September 30, 2011.  The cash was used to purchase computer equipment for new employees, all of which occurred in the first quarter.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $47,471,426 for the nine months ended September 30, 2011.  Net cash provided by financing activities during the nine months ended September 30, 2011 consisted of the sale of common stock in our July 2011 underwritten public offering in which we received net proceeds of $47,568,047, and the sale of common stock pursuant to the exercise of the over-allotment option issued to the underwriters of our IPO, through which we received net proceeds of $2,420,776.  Additionally, we received $274,983 from the exercise of warrants.  Net cash provided by financing activities for the nine months was reduced by repayment of term note of $800,000, repayment of PCP Notes of $1,573,000 and repayment of line of credit of $419,380.

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

Based on our capital position at September 30, 2011, and our analysis of our development costs as of the date of this report, we estimate our future expenditures related to product development, through the date of receipt of data from our planned first pivotal Phase III trial for VEN 309 and the ongoing Phase III trial for VEN 307 in Europe, as follows:

•	complete the double blind portion of the Phase III clinical trials of VEN 309 in the treatment of hemorrhoids, carcinogenicity testing and developing new intellectual property: $32,000,000;
•
payment to S.L.A. Pharma of our licensing obligations for VEN 307 of $41,500 per month until the filing of an NDA with the FDA, up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients have been achieved in the Phase III clinical trial that S.L.A. Pharma is conducting in Europe (two of which milestone payments were made in the third quarter of 2011), $400,000 in development costs upon receipt of a quality controlled final study report for the Phase III clinical trial, and completion of the double blind portion of the Phase III clinical trial: $14,000,000; and

•	complete the purchase with Amer to acquire all rights, title and interest to iferanserin: $12,000,000

We believe that our existing cash and cash equivalents at September 30, 2011, will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into 2014.  We have based this estimate on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, our estimate of capital outlays and operating expenditures associated with our current and anticipated clinical trials could change.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e),which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner.  At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were not effective as a result of the material weaknesses described in the Form 10-K for the year ended December 31, 2010 which continued to exist at September 30, 2011.

Changes in Internal Control over Financial Reporting

During the second quarter of 2011, we took the following measures to address the material weaknesses that we identified in 2010 and improve our periodic financial statement reporting process:

•	formalized policies and procedures for accounting controls; and

•	hired a full-time controller.

To further address those materials weaknesses, during the third quarter of 2011, we hired an independent accounting firm to review our procedures and test our controls.

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

Ventrus Biosciences, Inc.
Date: November , 2011

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer