Form 10-Q/A
period 2011-09-30
VENTRUS BIOSCIENCES INC
filed 2011-11-18
CIK 1426800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________

FORM 10-Q/A

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

EXPLANATORY NOTE

On November 14, 2011, Ventrus Biosciences, Inc. filed its Form 10-Q for the quarter ended September 30, 2011.  Inadvertently, the signature pages to the Form 10-Q and each of Exhibits 31.1, 31.2, 32.1 and 32.2 were undated.  Ventrus is filing this Form 10-Q/A to correct those omissions.

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

Ventrus Biosciences, Inc.
Date: November 18, 2011

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer