Form 10-Q
period 2012-03-31
VENTRUS BIOSCIENCES INC
filed 2012-05-09
CIK 1426800

__________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large Accelerated Filer	☐	Accelerated Filer ☒

Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐  NO ☒

As of May 7, 2012 there were 12,486,313 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011	1
Condensed Statements of Operations for Three Months ended March 31, 2012 and 2011 and for the period October 7, 2005 (Inception) to March 31, 2012 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2012 (Unaudited)	3
Condensed Statements of Cash Flows for Three Months ended March 31, 2012, and 2011 and for the period October 7, 2005 (Inception) to March 31, 2012 (Unaudited)	4-5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 4. Controls and Procedures	19
PART II – OTHER INFORMATION	20
Item 6. Exhibits	20

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$31,066,611	$36,975,434
Other current assets	316,342	62,129
Total current assets	31,382,953	37,037,563

Computer equipment, net	7,221	8,218

Total assets	$31,390,174	$37,045,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,142,863	$2,342,074
Accrued expenses	709,995	171,000

Total current liabilities	3,852,858	2,513,074

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,444,646 and 12,406,406 issued and outstanding at March 31, 2012 and December 31, 2011 respectively	12,444	12,406
Additional paid-in capital	103,227,832	102,049,385
Deficit accumulated during the development stage	(75,702,960)	(67,529,084)

Total stockholders’ equity	27,537,316	34,532,707

Total liabilities and stockholders’ equity	$31,390,174	$37,045,781

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from October 7, 2005 (Inception) to March 31, 2012
Operating expenses:
Research and development	$6,422,726	$970,762	$45,951,969
General and administrative	1,767,331	1,696,030	16,012,399

Loss from operations	(8,190,057)	(2,666,792)	(61,964,368)
Other income (expense)
Interest income	16,181	13,490	112,234
Interest expense:
Beneficial conversion feature			(6,001,496)
Amortization of debt discount and warrants		(24,513)	(2,865,758)
Interest expense		(44,663)	(4,983,572)
	-	(69,176)	(13,754,773)
Net loss	$(8,173,876)	$(2,722,478)	$(75,702,960)

Basic and diluted net loss per common share	$(0.66)	(0.38)

Weighted average common shares outstanding – basic and diluted	12,408,927	7,147,624

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2012

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2012	12,406,406	$12,406	$102,049,385	$(67,529,084)	$34,532,707

Options exercised between January 1, 2012 and March 31, 2012	38,240	38	238,579	-	238,617
Stock-based compensation for the period from January 1, 2012 to March 31, 2012 to employees and directors	-	-	714,355	-	714,355
Stock-based payments for the period from January 1, 2012 to March 31, 2012 to consultants	-	-	225,513		225,513
Net loss for the period				(8,173,876)	(8,173,876)

Balance at March 31, 2012	12,444,646	$12,444	$103,227,832	$(75,702,960)	$27,537,316

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from October 7, 2005 (Inception) to March 31, 2012

Cash flows from operating activities:
Net loss	$(8,173,876)	(2,722,478)	$(75,702,960)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	714,355	1,005,542	6,654,626
Stock -based payments to consultants	225,513	147,244	4,216,330
Depreciation	997	755	32,003
Stock issued in connection with license agreement			414,825
Charge resulting from beneficial note conversion			6,001,496
Stock issued to vendor			5,000
Warrants issued in connection with related party note conversion		26,587	1,255,978
Amortization of deferred financing costs and debt discount		-	3,466,010
Non-cash research and development		-	1,087,876
Interest payable – 2007 Senior convertible notes		-	1,598,104
Interest payable – 2010 Senior convertible notes		-	354,269
Expenses paid on behalf of the Company satisfied through the issuance of notes		-	227,910
Interest payable – related parties		-	266,279

Changes in operating assets and liabilities:
Other current assets	(196,324)	(82,618)	(258,453)
Accounts payable and accrued expenses	1,339,784	(189,999)	3,852,858

Net cash used in operating activities	(6,089,551)	(1,814,967)	(46,527,850)

Cash flows from investing activities:
Purchase of office and computer equipment	-	(11,963)	(39,224)
Net cash used in investing activities	-	(11,963)	(39,224)

Cash flows from financing activities:
Net proceeds from IPO and the over-allotment option exercise		2,420,775	65,173,167
Proceeds from 2010 Senior convertible notes		-	3,425,000
Proceeds from notes payable to Paramount Credit Partners, LLC		-	1,573,000
Proceeds from notes payable to related parties		-	5,041,953
Proceeds from 2007 Senior convertible notes		-	5,305,000
Proceeds from private placement		-	1,146,024
Payment for deferred financing costs		-	(1,431,603)
Proceeds from utilization of line of credit		-	419,380

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011	Period from October 7, 2005 (Inception) to March 31, 2012

Proceeds from term note payable	-		800,000
Repayment of term note		(800,000)	(800,000)
Repayment of Paramount Credit Partner Notes		-	(1,500,000)
Repayment of notes payable - related party	-	-	(1,573,000)
Repayment of line of credit		(419,380)	(419,380)
Proceeds from exercise of options and warrants	238,617	55,004	527,349
Proceeds from receipt of subscriptions	-	-	4,684
Payment for shelf registration statement costs	(57,889)	-	(57,889)

Net cash provided by financing activities	180,728	1,256,399	77,633,685

Net increase (decrease) in cash and cash equivalents	(5,908,823)	(570,531)	31,066,611

Beginning of period	36,975,434	14,571,055	-

End of period	31,066,611	14,000,524	31,066,611

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure – cash paid for interest	$-	$39,325	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(March 31, 2012)

Note 1 — Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences Inc. (“Ventrus” or the “Company”) is a specialty pharmaceutical company focused on the late-stage development and commercialization of gastrointestinal products. Ventrus was incorporated in the State of Delaware on October 7, 2005 and commenced operations in April 2007.

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

Capital Resources:

The Company has not derived any revenue from product sales to date as its products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the foreseeable future as it continues product development. As a result, the Company may need to obtain additional funds to finance its operations in the future. In July 2011, the Company raised net proceeds of approximately $47,600,000 in a secondary offering of its equity securities. Until the Company can generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all. The Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through the third quarter of 2013.

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at March 31, 2012, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2012)

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

Additionally, the Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

Stock-based compensation:

The Company’s share-based compensation cost is measured at grant date, using the Black-Scholes option pricing model to estimate the fair value of the award, and is recognized as expense over the employee’s or director’s requisite service period on a straight-line basis. The Company accounts for stock options and warrants granted to non-employees on a fair value basis which is estimated using the Black-Scholes option pricing model. The initial non-cash charge to operations for non-employee options and warrants with vesting are revalued at the end of each reporting period until vested and recognized as consulting expense over the related vesting period.

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2012)

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options, warrants and convertible instruments) excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2012 and 2011 was 3,169,688 and 2,782,412 respectively.

Note 3 — Commitments:

Employment agreements:

The Company has employment agreements with the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Business Officer (“CBO”) which provide for aggregate base salaries of $875,000 per year, a guaranteed bonus of $75,000 per year for the CEO and annual performance-based bonuses of up to 50%, 25% and 20%, respectively, of their base salaries. The agreements for the CEO and CFO also provide incentive bonuses of $250,000 and $500,000 for each in the event that the Company’s market capitalization exceeds specified levels. The first threshold was met and each of the $250,000 bonuses were paid in the third quarter of 2011.

In 2011, the agreements with the CEO and CFO were amended to provide that if the second market capitalization threshold is attained, the bonus of $500,000 will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash. The number of the shares of common stock each was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which results in 30,457 shares to be issued to each of Dr. Ellison and Mr. Barrett if the second market capitalization threshold is attained. As of March 31, 2012, the second market capitalization threshold has not been attained.

Note 4 — Stockholders’ Transactions:

Common Stock Transactions:

On January 31, 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. As part of the shelf registration statement, the Company included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of common stock. As of March 31, 2012, no securities have been offered or sold pursuant to the shelf registration statement.

Common Stock Options and Warrants:

In connection with the Company’s financings in 2007, 2008, 2009 and 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consulting warrants.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2012)

A summary of the Company’s warrant activity and related information is as follows:

	Period Ended
	March 31, 2012
		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	956,443	$7.61
Granted	-	$-
Exercised	-	$-
Outstanding at end of period	956,443	$7.61
Warrants exercisable at end of period	956,443	$7.61

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

In November 2010, the Company granted options to non-employee directors to purchase an aggregate of 160,000 shares under the 2010 Plan. In addition, under Dr. Ellison’s and Mr. Barrett’s respective employment agreements, the Company granted to Dr. Ellison and Mr. Barrett options under the 2010 plan to purchase 573,599 shares and 305,920 shares, respectively, at a price of $6.00 per share.

In January 2012, the Company granted options to purchase 35,000 shares to one of its directors and 168,000 options to purchase shares to seven employees. Additionally, the company granted options to purchase an aggregate of 127,740 shares to seven consultants all pursuant to the 2010 Plan. The exercise prices of the options granted were at the then market value of the Company’s common stock ($8.10 - $10.62 per share).

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2012)

A summary of the Company’s option activity and related information is as follows:

	Period Ended March 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,046,455	$6.40	$-
Granted	330,740	$8.44	$-
Exercised	38,240	$6.24	$173,227

Outstanding at end of period	2,338,955	$6.69	$7,817,824
Options exercisable at end of period	1,715,715

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the three month periods ended March 31, 2012, was based on the following assumptions, respectively:

2012
Risk-free interest rate	1.31% - 1.44%
Expected volatility	76.37%
Expected life of options	7 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to unvested stock options (for non-employees, based on the fair value at March 31, 2012) is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2012	$2,504,223
2013	1,576,231
2014	651,674
Total estimated future stock-based compensation expense – stock options	$4,732,128

The weighted average remaining contractual life of options outstanding at March 31, 2012 is approximately 8.5 years and the cost is expected to be recognized over a weighted-average period of 1.61 years.

Stock-based compensation expensed to research and development expense for the three months ended March 31, 2012 and 2011 was $258,494, and $154,457, respectively. Stock-based compensation expensed to general and administrative expense for the three months ended March 31, 2012 and 2011 was $681,374 and $998,329, respectively.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2012)

Note 5 — License Agreements:

In March 2007, pursuant to an Exclusive License Agreement, S.L.A. Pharma, AG (“S.L.A. Pharma”) granted Paramount BioSciences, LLC, or PBS, a royalty-bearing license to sell, make and use diltiazem for treatment, through topical administration, of anal fissures and phenylepherine for treatment, through topical administration, of fecal incontinence in the United States, Canada and Mexico. In August 2007, pursuant to an Assignment and Assumption Agreement, PBS sold all of its rights in and arising out of the Exclusive License Agreement with S.L.A. Pharma to Ventrus for $1,087,876. The corresponding U.S. and foreign patents and applications for the two compounds have been licensed to Ventrus under the Assignment and Assumption Agreement (the technology referred to collectively as the “Compound Technology”). In the event that the Compound Technology is commercialized, the Company is obligated to pay to S.L.A. Pharma annual royalties, based upon net sales of the product. In addition, the Company is required to make payments to S.L.A. Pharma up to an aggregate amount of $20 million upon the achievement of various milestones related to regulatory events. Should the Company make any improvements regarding the Compound Technology, the Company is required to grant S.L.A. Pharma licenses to use such improvements.

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine. Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing. Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine. At March 31, 2012, the Company had no amounts due to S.L.A. Pharma.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000. and these payments were made from August 2007 through December 31, 2011. Both Ventrus and S.L.A. Pharma have agreed to add additional services outside the scope of the agreement for $400,000. The services have not yet been provided by S.L.A. Pharma. S.L.A. Pharma has been paid $600,000 for services for the phenylephrine project through March 31, 2012. S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 or 2012, and management does not expect any services from SLA Pharma for the phenylephrine project in the foreseeable future.

On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment eliminates its potential $800,000 milestone payment to S.L.A. Pharma for the development of diltiazem, previously payable upon the completion of enrollment into the Phase III clinical trial that S.L.A. Pharma is conducting in Europe. It also eliminates S.L.A. Pharma’s ability to terminate the license agreement at any time, with one month’s notice, in the event that Ventrus had failed to make a required payment and a third party wished to enter into a license agreement for diltiazem and phenylephrine, provided the termination would not have been effective if within that one-month period Ventrus paid all the then required payments under the agreement. Pursuant to the amendment, Ventrus must pay S.L.A. Pharma up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients are achieved in the Phase III trial for diltiazem that S.L.A. Pharma is conducting in Europe. The first two milestones were met and paid in the third quarter of 2011 and the third and fourth milestone was met and paid in the fourth quarter of 2011. As of March 31, 2012, Ventrus’ total remaining payment obligation for the phenylephrine project shall not exceed $400,000, consisting of to-be-agreed-upon services. Additionally, upon Ventrus’ receipt of a quality controlled final study report of the Phase III trial for diltiazem in Europe, Ventrus must pay S.L.A. Pharma $400,000 in development costs for diltiazem.

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc., a California company (“Amer”), whereby Ventrus acquired certain patent rights to iferanserin for the topical treatment of any anorectal disorders. Under the terms of the license agreement, Ventrus was obligated to make monthly contractual payments and may be required to make future milestone and royalty payments totaling up to $20 million upon the achievement of various milestones related to regulatory or commercial events. Through November 14, 2011, the Company had made all monthly contractual payments relating to the license agreement but still could be required to make future milestone and royalty payments.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2012)

On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin. Ventrus paid $500,000 on execution of the agreement. On November 14, 2011, the Company closed the acquisition and paid Amer an additional $12 million which was expensed as research and development expense. Ventrus will pay Amer royalties of between 3.0% and 4.0% on net annual sales in the U.S. and between 1.0% and 1.33% on gross annual sales outside the U.S., subject to a minimum annual royalty payment on both U.S. and ex-U.S. sales equal to (i) the royalty that would have been due had U.S. Net Sales (as defined in the Amer Purchase Agreement) equaled 50% of the U.S. Net Sales contained in the sales forecast to be provided by the Company to Amer for the applicable year and (ii) the royalty that would have been due had ex-U.S. Gross Sales (as defined in the Amer Purchase Agreement) equaled 50% of the ex-U.S. Gross Sales contained in the sales forecast to be provided by the Company to Amer for the applicable year.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2011.  In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a specialty pharmaceutical company currently focused on the development and commercialization of late-stage prescription drugs for gastrointestinal disorders, specifically hemorrhoid disease, anal fissures and fecal incontinence. We have in-licensed all of the products in our current pipeline.

We have several proprietary product candidates, one of which we own and two of which we have licensed that are in clinical development that address large market opportunities, including our most advanced product candidates, VEN 309 and VEN 307. VEN 309, a topical form of iferanserin which blocks a specific serotonin receptor (5HT 2A), is being developed for the topical treatment of symptomatic hemorrhoids, where it can reduce the bleeding, itchiness, and pain associated with the condition. Approximately 12.5 million people in the U.S. currently suffer from symptomatic hemorrhoids and we are not aware of any prescription drugs for this condition that have been approved by the U.S. Food and Drug Administration, or FDA. VEN 307 is a pre-mixed and pre-packaged proprietary topical formulation of the drug diltiazem which we are developing for the treatment of anal fissures. We estimate that over four million people in the U.S. currently suffer from anal fissures and that there are approximately 1.1 million office visits per year and yet, to our knowledge, there is only one drug with FDA approval for this condition.

We previously met with the FDA regarding our plans for the development of VEN 309, VEN 307 and VEN 308. We initiated one of two pivotal Phase III clinical trials in the U.S. with VEN 309 in August 2011 and intend to initiate a long-term carcinogenicity study. Depending on our assessment of the data generated by the Phase III trial, which is expected in late June or early July 2012, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate and conduct the second Phase III trial, and a double blind recurrence trial which, together with the first study, a clinical pharmacology program, one 9-month and one 6-month toxicology study, and the carcinogenicity study (which we plan to complete after the second trial) will comprise the data needed to be able to submit a new drug application, or NDA, to the FDA and analogous filings to authorities in Europe and Japan, which we anticipate could occur in 2014.

Our development partner for VEN 307, S.L.A. Pharma, began conducting a Phase III clinical trial with VEN 307 in Europe in November 2010. Enrollment was completed in December 2011 and data is expected in May 2012. At the same time, we are conducting a formulation program with contract manufacturers to create a new, improved formulation of topical diltiazem, with new intellectual property protections. We expect to receive the data from the first Phase III trial in Europe in May 2012 and aim to have important information from our formulation program around that time. Depending on our assessment of the data generated by this trial and on whether the new formulation is superior to the existing version, as well as on other factors, including our access to capital, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate, we intend to initiate either one additional Phase III trial in the U.S. with the existing formulation or two additional Phase III clinical trials in the U.S. with the new formulation, to be run in parallel. We anticipate that both program options could provide sufficient data for an NDA submission to the FDA in 2013.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings, our initial public offering in 2010 and a public offering of our common stock in July 2011. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of our product candidates, including VEN 307 and VEN 309. As of March 31, 2012, we had a deficit accumulated during the development stage of $75,702,960. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements into the third quarter of 2013, while we anticipate receiving data from the key clinical trials with VEN 309 in late June or early July 2012 and VEN 307 in May 2012. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 2 to the December 31, 2011 audited financial statements included in our Annual Report on Form 10-K for the year ended December, 31, 2011. The following accounting policies are critical to fully understanding and evaluating our financial results.

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

Stock-Based Compensation

We account for stock options granted to employees and directors, measured at grant date, based on the estimated fair value of the award, which is recognized as expense over the employee’s or director’s requisite service period on a straight-line basis. We account for stock options and warrants granted to non-employees on a fair value basis. The initial non-cash charge to operations for nonemployee options and warrants with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and recognized as consulting expense over the related service period. For the purpose of valuing options and warrants granted to employees and directors and to non-employees, we use the Black-Scholes option pricing model. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the awards. We estimate the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecasted. For warrants and non-employee options, we use the contractual term of the warrant, the length of the note or option as the expected term. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options will be calculated by examining historical volatilities for publicly traded industry peers as we do not now and for the near future will not have any significant trading history for our common stock. Forfeiture rates will be calculated based on the expected service period for our employees.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to March 31, 2012, we incurred $45,951,969 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the purchase price we paid in 2011 for VEN 309, discussed below.

We extended into an asset purchase agreement with Amer (the “Purchase Agreement”) to acquire all rights, title and interest to VEN 309 (including patents, know how, other research materials and other indications), iferanserin inventory for use in clinical trials and a non-compete agreement. We paid $500,000 on execution of the Purchase Agreement and $12 million at closing, which took place on November 14, 2011. Additionally, we paid Amer $50,000 on execution and $5,000 per month through the closing for the consulting service. Upon the closing of the acquisition, the Exclusive License Agreement that we had previously entered into with Amer terminated.

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

	3 Months ended 3/31/2012	3 Months ended 3/31/2011	Period from October 7, 2005 (inception) to Mar. 31, 2012
VEN 307	$346,260	$164,918	$6,070,183
VEN 309	$5,817,972	$651,387	$36,488,811
Other	$258,494	$154,457	$3,392,975

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

Results of Operations

Comparison of the Three Months Ended March 31, 2012 and March 31, 2011

Research and Development Expense

Research and development expense was $6,422,726 for the three months ended March 31, 2012, an increase of $5,451,964 or 561.62%, from $970,762 for same period in 2011. The primary reason for the increase was the costs associated with the Phase III clinical trials for VEN 309, which commenced in the third quarter of 2011. Additionally, we have incurred higher development costs due to initiation of nonclinical and pharmacology trials for VEN 309 and manufacturing costs to support future clinical studies for VEN 307 and VEN 309.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees and directors. We expect that our general and administrative expenses will increase as we add additional personnel to continue our development plans and comply with the reporting obligations applicable to public companies.

General and administrative, or G&A, expense was $1,767,331 for the three months ended March 31, 2012, an increase of $71,301 or approximately 4.20%, from $1,696,030 for the three months ended March 31, 2011. The increase was due to changes in a number of items, including an increase in salaries of $258,578, a decrease in stock options expense of $316,954, as well as increases of $37,000 in Delaware franchise tax, $27,500 in board fees, $21,500 in rent and $26,600 in travel expense.

Interest Income and Expense

Interest expense was $0 for the three months ended March 31, 2012, a decrease of $69,176, from the three months ended March 31, 2011. We did not have any outstanding loans during the first quarter of 2012 and therefore did not incur interest expense. Interest income increased slightly, from $13,490 to $16,181.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2012 principally with debt (which in connection with the initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock or repaid) and equity financing, including raising approximately $15.2 million in net proceeds in our initial public offering, which closed on December 22, 2010, and approximately $2.4 million in net proceeds upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriter of our initial public offering. In addition, in July 2011, we raised $47.6 million in net proceeds in a registered public offering of our common stock.

On January 31, 2012, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. As part of the shelf registration statement, we included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of our common stock. At March 31, 2012, no securities have been offered or sold pursuant to the shelf registration statement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $6,089,551 for the three months ended March 31, 2012 to fund our research and development program build out and general and administrative expenses. The net loss of $8,173,876 for the three months ended March 31, 2012 was greater than cash used in operating activities by $2,084,325. The primary reasons for the difference are attributed to a stock-based compensation charge of $939,868 and an increase of accounts payable of $1,339,784.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $180,728 for the three months ended March 31, 2012, and consisted of $238,617 from the exercise of options, net of $57,889 paid for shelf registration statement costs.

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

Based on our cash position at March 31, 2012, and our analysis of our future development costs, we estimate our expected future expenditures related to product development, through our planned first pivotal Phase III trial for VEN 309 and the ongoing Phase III trial for VEN 307 in Europe, as follows:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the first quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ventrus Biosciences, Inc.
Date: May 9, 2012

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer