Form 10-K/A
period 2011-12-31
VENTRUS BIOSCIENCES INC
filed 2012-06-13
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

Ventrus Biosciences, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 14, 2012 (the “Original Filing”), to make the following corrections:

1.	This Amendment corrects the deficit we accumulated during our development stage set forth in “Item 1A. Risk Factors” under the caption “We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses,” from $57.9 million to $67.5 million.

2.	This Amendment corrects the operating expenses for the year ended December 31, 2011, set forth in “Item 6. Selected Financial Data—Statement of Operations Data,” from $24,404 to $34,002 (in thousands).

3.	This Amendment corrects the loss from operating for the year ended December 31, 2011, set forth in “Item 6. Selected Financial Data—Statement of Operations Data,” from $(24,404) to $(34,002) (in thousands).

4.	This Amendment corrects the net loss for the year ended December 31, 2011, set forth in “Item 6. Selected Financial Data—Statement of Operations Data,” from $(24,747) to $(34,345) (in thousands).

5.	This Amendment corrects the total assets for the year ended December 31, 2011, set forth in “Item 6. Selected Financial Data—Balance Sheet Data,” from $46,646 to $37,046 (in thousands).

6.	This Amendment corrects the total stockholders’ equity for the year ended December 31, 2011, set for in “Item 6. Selected Financial Data— Balance Sheet Data” from $44,131 to $34,533 (in thousands).

7.	This Amendment corrects the percentage by which interest expense decreased for the year ended December 31, 2011 compared to the year ended December 31, 2010, set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2011 and December 31, 2010—Interest Expense,” from 2.413% to 96%.

8.	This Amendment corrects the interest expense paid or payable in cash for the year ended December 31, 2010, set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2011 and December 31, 2010—Interest Expense,” from $1,329,925 to $187,536.

The corrected amounts referenced in Nos. 1 through 6 above, were correctly reported in the financial statements included in the Original Filing.

In addition to the corrections above, this Amendment also restates “Item 15. Exhibits, Financial Statement Schedules” to include currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after March 14, 2012, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated losses since we began operations and, as of December 31, 2011, we had a deficit accumulated during the development stage of $67.5 million. We expect to incur substantial additional losses over the next several years as our research, development, pre-clinical testing, and clinical trial activities increase. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our product candidates are approved by the FDA for sale, and might never generate revenues from the sale of products.

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

PART II

 Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report.

Statement of Operations Data:

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Operating expenses	$34,002	$4,766	$3,340	$7,164	$4,501

Loss from operating	(34,002)	(4,766)	(3,340)	(7,164)	(4,501)

Interest income	76	6	-	13	-

Interest expense	(419)	(10,530)	(1,199)	(1,635)	(67)

Net loss	(34,345)	(15,290)	(4,539)	(8,786)	(4,568)

Balance Sheet Data:

	As of December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Total assets	$37,046	$14,616	$166	$210	$2,146

Deferred financing costs, net	-	26	69	-	-

Total stockholders’ equity (deficiency)	34,533	11,626	(13,362)	(8,907)	(4,382)

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

Interest Expense

Interest expense was $418,991 for the year ended December 31, 2011, a decrease of $10,111,108, or 96%, from $10,530,099 for the year ended December 31, 2010. The decrease was primarily due to not incurring certain one-time charges in 2011, which we incurred in 2010. The one time charges in 2010 consisted of $6,001,496 associated with the conversion of convertible notes and $2,484,927 associated with amortization of debt discount on warrants issued with the 2010 notes. Interest expense paid or payable in cash was $187,536 for the year ended December 31, 2010. Interest paid or payable in cash was $277,324 for the year ended December 31, 2011.

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

PART III

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit No.	Description
1.1	Form of Underwriting Agreement dated December 22, 2010. (1)
1.2	Form of Underwriting Agreement (6)
1.3	Controlled Equity Offering Sales Agreement, dated January 30, 2012 between Ventrus Biosciences, Inc. and Cantor Fitzgerald & Co. (6)
3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010. (2)
3.2	Amended and Restated Bylaws dated July 12, 2010. (5)
4.1	Specimen of Common Stock Certificate. (3)
4.2	Form of Convertible Promissory Note issued to investors between December 2007 and March 2008, as amended in December 14, 2009. (5)
4.3	Form of Warrant issued to investors between June and September 2008. (5)
4.4	Form of Convertible Promissory Note issued to Paramount BioSciences, LLC and Capretti Grandi, LLC in 2008 and 2009, as amended on December 21, 2009. (4)
4.5	Warrants issued to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2009. (4)

Exhibit No.	Description
4.6	Form of Convertible Promissory Note issued to investors and Paramount BioCapital, Inc. in February, March and April 2010. (5)
4.7	Form of Convertible Promissory Note issued to investors in May 2010. (4)
4.8	Form of Warrant issued to investors in February and March, 2010. (4)
4.9	Form of Warrant issued to investors in May 2010. (4)
4.10	Form of Placement Agent Warrant issued to Paramount BioCapital, Inc. on March 11, 2008. (5)
4.11	Placement Agent Warrants issued to National Securities Corporation on February 26, March 31 and May 6, 2010, as amended October 28, 2010 and November 30, 2010. (1)
4.12	Warrant issued to S.L.A. Pharm AG on August 30, 2010. (4)
4.13	Form of underwriters warrant dated December 22, 2010. (1)
10.1*	Exclusive License Agreement dated March 23, 2007 by and between S.L.A. Pharma AG, and Paramount Biosciences, LLC, as amended on July 24, 2008, November 20, 2008, June 1, 2009, December 18, 2009 and June 24, 2010 and letter agreements dated October 27, 2008, November 20, 2008 and January 22, 2009. (2)
10.2	Assignment and Assumption Agreement dated August 2, 2007, by and between Paramount Biosciences LLC and Ventrus Biosciences, Inc. (5)
10.3*	License Agreement dated March 10, 2008 by and between Sam Amer & Co., Inc. and Ventrus Biosciences, Inc., as amended on July 31, 2008, September 29, 2008, November 17, 2008, and letter agreements dated March 13, 2009, August 18, 2009, May 13, 2009 and December 15, 2009. (5)
10.4	Amended and Restated Consulting Agreement dated July 19, 2010 between Russell H. Ellison and Ventrus Biosciences, Inc. (5)
10.5	Amended and Restated Employment Agreement dated July 19, 2010 between Russell H. Ellison and Ventrus Biosciences, Inc. (5)
10.6	Amended and Restated Consulting Agreement dated July 19, 2010 between David J. Barrett and Ventrus Biosciences, Inc. (5)
10.7	2007 Stock Incentive Plan. (5)
10.8	Consulting Agreement dated March 1, 2009 between John Dietrich and Ventrus Biosciences, Inc. (4)
10.9	Consulting Agreement dated May 11, 2010 between Timothy Hofer and Ventrus Biosciences, Inc. (4)
10.10	Amendment No. 6, dated August 30, 2010, to Exclusive License Agreement between S.L.A. Pharma AG and Paramount BioSciences, LLC (assigned to Ventrus Biosciences). (4)
10.11	Senior promissory notes issued by Ventrus Biosciences, Inc. to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2010 and Waiver Agreement and Amendment dated as of August 30, 2010. (3)
10.12	Employment Agreement dated November 11, 2010 between David J. Barrett and Ventrus Biosciences, Inc. (2)
10.14	2010 Equity Incentive Plan. (4)
10.15	Asset Purchase Agreement dated June 5, 2011 between Ventrus Biosciences, Inc. and Sam Amer & Co., Inc. (5)
10.16	Amendment No. 7, dated June 6, 2011, to Exclusive License Agreement between S.L.A. Pharma AG and Paramount BioSciences, LLC (assigned to Ventrus Biosciences). (5)
10.17	Amendment No. 1, dated August 24, 2011, to Employment Agreement between David J. Barrett and Ventrus Biosciences, Inc. (7)
10.18	Amendment No. 1, dated August 24, 2011, to Amended and Restated Employment Agreement between Russell Ellison and Ventrus Biosciences, Inc. (7)
10.19	Employment Agreement dated September 1, 2011 between Thomas Rowland and Ventrus Biosciences, Inc. (7)

Exhibit No.	Description
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.(8)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
(1)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 filed on December 6, 2010.
(2)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on November 16, 2010.
(3)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 29, 2010.
(4)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2010.
(5)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-1 filed on July 20, 2010.

(6)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-3 filed on January 31, 2012.

(7)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on August 25, 2011.

(8)	Incorporated by reference to the exhibit filed in the Registrant’s Annual Report on Form 10-K filed on March 14, 2012.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTRUS BIOSCIENCES, INC.

Date: June 13, 2012	By:	/s/ Russell H. Ellison
Name: Russell H. Ellison
Title: Chief Executive Officer

S-1