Form 10-Q
period 2012-06-30
VENTRUS BIOSCIENCES INC
filed 2012-08-09
CIK 1426800

__________________________

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

or

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

As of August 2, 2012 there were 12,934,350 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011	1
Condensed Statements of Operations for Three and Six Months ended June 30, 2012 and 2011 and for the period October 7, 2005 (Inception) to June 30, 2012 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity for the Six Months ended June 30, 2012 (Unaudited)	3
Condensed Statements of Cash Flows for Six Months ended June 30, 2012, and 2011 and for the period October 7, 2005 (Inception) to June 30, 2012 (Unaudited)	4-5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 4. Controls and Procedures	17
PART II – OTHER INFORMATION
Item 1A. Risk Factors	19-20
Item 6. Exhibits	21

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,843,880	$36,975,434
Other current assets	157,085	62,129
Total current assets	29,000,965	37,037,563

Computer equipment, net	9,375	8,218
Total assets	$29,010,340	$37,045,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,157,838	$2,342,074
Accrued expenses	234,000	171,000

Total current liabilities	3,391,838	2,513,074

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,922,730 and 12,406,406 issued and outstanding at June 30, 2012 and December 31, 2011, respectively	12,923	12,406
Additional paid-in capital	108,778,587	102,049,385
Deficit accumulated during the development stage	(83,173,008)	(67,529,084)

Total stockholders’ equity	25,618,502	34,532,707

Total liabilities and stockholders’ equity	$29,010,340	$37,045,781

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from October 7, 2005 (Inception) to June 30, 2012
Operating expenses:
Research and development	$6,161,924	$3,099,582	$12,584,650	$4,070,344	$52,113,893
General and administrative	1,316,382	3,801,989	3,083,713	5,498,020	17,328,781

Loss from operations	(7,478,306)	(6,901,571)	(15,668,363)	(9,568,364)	(69,442,674)
Other income (expense)
Interest income	8,258	5,967	24,439	19,457	120,492
Interest expense:
Beneficial conversion feature					(6,001,496)
Amortization of debt discount and warrants		(24,512)		(49,025)	(2,865,758)
Interest expense	-	(41,395)		(86,059)	(4,983,572)
	-	(65,907)		(135,084)	(13,850,826)
Net loss	$(7,470,048)	$(6,961,511)	(15,643,924)	(9,683,991)	$(83,173,008)

Basic and diluted net loss per common share	$(0.59)	$(0.97)	$(1.25)	$(1.35)

Weighted average common shares outstanding – basic and diluted	12,627,316	7,176,491	12,518,121	7,176,491

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2012

				Deficit
	Common Stock			Accumulated
			Additional	During the
			Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2012	12,406,406	$12,406	$102,049,385	$(67,529,084)	$34,532,707
Options exercised between January 1, 2012 and June 30, 2012	68,240	68	427,749	-	427,817
Shares issued in a cashless exercise of options	47,550	48	(48)
Warrants exercised from January 1, 2012 and June 30, 2012	45,834	46	302,459		302,505

Proceeds from common stock sold, net of costs	354,700	355	4,166,139	-	4,166,494

Stock-based compensation for the period from January 1, 2012 to June 30, 2012 to employees and directors			1,540,553	-	1,540,553
Stock-based payments for the period from January 1, 2012 to June 30, 2012 to consultants	-	-	292,350		292,350
Net loss for the period				(15,643,924)	(15,643,924)

Balance at June 30, 2012	12,922,730	$12,923	$108,778,587	$(83,173,008)	$25,618,502

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from October 7, 2005 (Inception) to June 30, 2012

Cash flows from operating activities:
Net loss	$(15,643,924)	$(9,683,991)	$(83,173,008)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,540,553	1,555,344	7,480,824
Stock -based payments to consultants	292,350	3,240,965	4,283,167
Depreciation	2,083	1,752	33,090
Stock issued in connection with license agreement			414,825
Charge resulting from beneficial note conversion			6,001,496
Stock issued to vendor			5,000
Warrants issued in connection with related party note conversion		-	1,255,978
Amortization of deferred financing costs and debt discount		49,025	3,466,010
Non-cash research and development		-	1,087,876
Interest payable – notes		4,146	2,139,909

Expenses paid on behalf of the Company satisfied through the issuance of notes		-	227,910
Interest payable – related parties		-	266,279

Changes in operating assets and liabilities:
Other current assets	(94,956)	(78,192)	(157,085)
Accounts payable and accrued expenses	878,764	244,016	3,204,299

Net cash used in operating activities	(13,025,130)	(4,666,935)	(53,463,430)

Cash flows from investing activities:
Purchase of office and computer equipment	(3,240)	(11,964)	(42,464)
Net cash used in investing activities	(3,240)	(11,964)	(42,464)
Cash flows from financing activities:
Net proceeds from sale of common stock	4,166,494	2,420,775	69,339,661
Proceeds from notes		-	11,522,380
Proceeds from notes payable to related parties			5,041,953
Payment for deferred financing costs		-	(1,431,603)

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011	Period from October 7, 2005 (Inception) to June 30, 2012

Repayment of notes		(1,219,380)	(2,719,380)

Repayment of notes payable - related party	-	-	(1,573,000)

Proceeds from the exercise of warrants and options	730,322	274,984	2,169,762

Net cash provided by financing activities	4,896,816	1,476,379	82,349,774

Net increase (decrease) in cash and cash equivalents	(8,131,554)	(3,202,520)	28,843,880

Beginning of period	36,975,434	14,571,055	-

End of period	28,843,880	11,368,535	28,843,880

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure – cash paid for interest	$-	$121,238	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(June 30, 2012)

Note 1 — Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences Inc. (“Ventrus” or the “Company”) is a specialty pharmaceutical company currently focused on the development and commercialization of late-stage prescription drugs addressing gastrointestinal problems, specifically anal disorders. Ventrus was incorporated in the State of Delaware on October 7, 2005 and commenced operations in April 2007.

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2011, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011 filed on March 14 and June 13, 2012, respectively. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

Capital Resources:

The Company has not derived any revenue from product sales to date as its products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the foreseeable future as it continues product development. As a result, the Company may need to obtain additional funds to finance its operations in the future. In July 2011, the Company raised net proceeds of approximately $47,600,000 in a secondary offering of its equity securities. In May and June 2012, the Company raised approximately $4,166,000 in an at-the-market common equity sales program. Until the Company can generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all. The Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through the third quarter of 2014.

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at June 30, 2012, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2012)

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2012)

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options and warrants) excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2012 and 2011 was 3,154,564 and 2,917,358 respectively.

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

In 2011, the agreements with the CEO and CFO were amended to provide that if the second market capitalization threshold is attained, the bonus of $500,000 will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash. The number of the shares of common stock each was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which results in 30,457 shares to be issued to each of Dr. Ellison and Mr. Barrett if the second market capitalization threshold is attained. As of June 30, 2012, the second market capitalization threshold had not been attained.

Note 4 — Stockholders’ Transactions:

Common Stock Transactions:

On January 31, 2012, the Company filed a shelf registration statement with the Securities and Exchange Commission under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. As part of the shelf registration statement, the Company included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of common stock. In May and June 2012, the Company sold an aggregate of 354,700 shares under this program, resulting in net proceeds of approximately $4,166,000, or $11.7452 per share. As of June 30, 2012, an aggregate of approximately $95,500,000 worth of securities is available under the shelf registration statement out of which approximately $15,500,000 of common stock is available for the at-the-market common equity sales program.

Common Stock Options and Warrants:

In connection with the Company’s financings in 2007, 2008, 2009 and 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consulting warrants.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2012)

A summary of the Company’s warrant activity and related information is as follows:

	Six Months Ended June 30, 2012

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	956,443	$7.61
Granted	-	$-
Exercised	45,834	$6.60
Outstanding at end of period	910,609	$7.66
Warrants exercisable at end of period	910,609	$7.66

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

In January 2012, the Company granted options to purchase 35,000 shares to a new director and 168,000 options to purchase shares to seven employees. Additionally, the company granted options to purchase an aggregate of 162,740 shares to seven consultants all pursuant to the 2010 Plan. The exercise prices of the options granted were at the then market value of the Company’s common stock ($8.10 - $10.62 per share).

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2012)

A summary of the Company’s option activity and related information is as follows:

	Six Months Ended June 30, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,046,455	$6.40	$-
Granted	365,740	$8.65	$-
Exercised	168,240	$6.11	$-

Outstanding at end of period	2,243,955	$6.79	$-
Options exercisable at end of period	1,555,005

Included in the exercise of 168,240 options are some options that were exercised utilizing a cashless exercise feature. The Company expects that all outstanding unvested options will vest.

The weighted average fair value of the options granted for the six-month period ended June 30, 2012, was $5.06 and based on the following assumptions:

2012
Risk-free interest rate	1.11% - 1.44%
Expected volatility	76.31%
Expected life of options	5.75 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2012 (July through December)	$1,441,037
2013	1,400,143
2014	577,581
2015	1,964
Total estimated future stock-based compensation expense – stock options	$3,420,725

The weighted average remaining contractual life of options outstanding at June 30, 2012 is approximately 8 years and the cost is expected to be recognized over a weighted-average period of 1.61 years.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2012)

Stock-based compensation expensed to research and development expense for the six months ended June 30, 2012 and 2011 was $558,744 and $549,394 respectively. Stock-based compensation expensed to general and administrative expense for the six months ended June 30, 2012 and 2011 was $1,274,160 and $4,246,914, respectively.

Note 5 — License Agreements:

VEN 307 And VEN 308

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine. Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing. Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine. At June 30, 2012, the Company had no amounts due to S.L.A. Pharma.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000. and these payments were made from August 2007 through December 31, 2011. Both Ventrus and S.L.A. Pharma have agreed to add additional services outside the scope of the agreement for $400,000. The services have not yet been provided by S.L.A. Pharma. S.L.A. Pharma has been paid $600,000 for services for the phenylephrine project through June 30, 2012. S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 or 2012, and management does not expect any services from SLA Pharma for the phenylephrine project in the foreseeable future.

On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment eliminates its potential $800,000 milestone payment to S.L.A. Pharma for the development of diltiazem, previously payable upon the completion of enrollment into the Phase III clinical trial that S.L.A. Pharma conducted in Europe. It also eliminates S.L.A. Pharma’s ability to terminate the license agreement at any time, with one month’s notice, in the event that Ventrus had failed to make a required payment and a third party wished to enter into a license agreement for diltiazem and phenylephrine, provided the termination would not have been effective if within that one-month period Ventrus paid all the then required payments under the agreement. Pursuant to the amendment, Ventrus must pay S.L.A. Pharma up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients are achieved in the Phase III trial for diltiazem that S.L.A. Pharma was conducting in Europe. The first two milestones were met and paid in the third quarter of 2011 and the third and fourth milestone was met and paid in the fourth quarter of 2011. As of June 30, 2012, Ventrus’ total remaining payment obligation for the phenylephrine project shall not exceed $400,000, consisting of to-be-agreed-upon services. Additionally, upon Ventrus’ receipt of a quality controlled final study report of the Phase III trial for diltiazem in Europe, Ventrus must pay S.L.A. Pharma $400,000 in development costs for diltiazem.

VEN 309

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc., (“Amer”), whereby Ventrus acquired certain patent rights to iferanserin for the topical treatment of any anorectal disorders. On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin, which acquisition closed on November 14, 2011. On June 25, 2012, based on the results of the Phase III clinical trial, the Company ceased all research and development activity related to iferanserin.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011 filed on March 14 and June 13, 2012, respectively.  In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a specialty pharmaceutical company currently focused on the development and commercialization of late-stage prescription drugs addressing gastrointestinal problems, specifically anal disorders.

On May 14, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 307 for the treatment of anal fissures met its endpoints. We intend to have a pre-NDA meeting with the U.S. Food and Drug Administration, or FDA, in late August to determine whether we can file a new drug application, or NDA, based on this single study in as much as the NDA would be a 505(b)(2) application. Nevertheless, we intend to initiate a Phase III trial in the U.S. with the objective of achieving expanded label claims relative to healing, patient satisfaction with treatment and average daily pain which we would expect to complete in the fourth quarter of 2012. Assuming FDA agreement that we can file with the single study, we anticipate filing an NDA with the FDA in the first quarter 2013. If both trials are required for submitting the NDA, we expect to be able to file the NDA in the fourth quarter of 2013.

On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints.

Based on the results of both trials, we have determined that our current resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309 other than the winding down of the program.

VEN 307, which we have in-licensed from S.L.A. Pharma, is a pre-mixed and pre-packaged proprietary topical formulation of the drug diltiazem that we are developing for the treatment of anal fissures. We estimate that over four million people in the U.S. currently suffer from anal fissures and that there are approximately 1.1 million office visits per year and yet, to our knowledge, there is only one drug that has been approved by the FDA for this condition.

In addition to our lead product VEN 307, we also have in-licensed VEN 308 (phenylephrine) from S.L.A. Pharma. VEN 308 is intended to treat fecal incontinence associated with ileal pouch anal anastomosis, or IPAA. To our knowledge, there are no FDA-approved drugs for the treatment of fecal incontinence. We intend to explore further development of VEN 308 subject to available resources.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings, our initial public offering in 2010, a public offering of our common stock in July 2011 and an at-the-market equity offering sales program conducted in May and June 2012. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of VEN 307. As of June 30, 2012, we had a deficit accumulated during the development stage of $83,173,008. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements through the third quarter of 2014. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to June 30, 2012, we incurred $52,113,893 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the purchase price we paid in 2011 for VEN 309, discussed below.

In June 2011, we entered into an asset purchase agreement with Sam Amer & Company (the “Purchase Agreement”) to acquire all rights, title and interest to VEN 309 (including patents, know how, other research materials and other indications), iferanserin inventory for use in clinical trials and a non-compete agreement. We paid $500,000 on execution of the Purchase Agreement and $12 million at closing, which took place on November 14, 2011. Additionally, we paid Amer $50,000 on execution and $5,000 per month through the closing for the consulting service. Upon the closing of the acquisition, the Exclusive License Agreement that we had previously entered into with Amer terminated.

Under the Purchase Agreement, we were obligated to make regulatory and commercialization milestone payments and pay royalties to Amer upon commercialization of VEN 309. The Purchase Agreement also contained a non-compete for Amer, Dr. Amer and his wife, but we determined that the non-compete had minimal value due to the age of Dr. and Mrs. Amer. Accordingly, we allocated the entire purchase price to in-process research and development and concluded that there is no alternative future use for these assets. Therefore, the entire $12.5 million has been recorded as a research and development expense in the statement of operations. In June 2012, after receipt of data from our Phase III clinical trial for VEN 309, we announced that we have no immediate plans to continue development of VEN 309, which will result in a reduction in expenses.

We plan to increase our research and development expenses for the foreseeable future in order to complete development of our active product candidate, VEN 307. The following table summarizes the research and development expenses related to our product candidates and other projects. The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	3 Months ended 6/30/2012	3 Months ended 6/30/2011	6 Months ended 6/30/2012	6 Months ended 6/30/2011	Period from October 7, 2005 (inception) to June 30, 2012
VEN 307	$639,043	204,604	$985,303	$369,522	$6,709,226
VEN 309	$5,222,631	$2,500,041	$11,040,603	$3,151,428	$41,711,442
Other	$300,250	$394,937	$558,744	$549,394	$3,693,225

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Development timelines, probability of success and development costs vary widely. Based on its current status, we anticipate that to complete the clinical trial process and commercialize our lead product candidate VEN 307 will cost approximately $20 million. This estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with VEN 307. We believe out cash resources at June 30, 2012 will allow us to take VEN 307 through a second Phase III trial and through the third quarter 2014.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Results of Operations

Comparison of the Three Months Ended June 30, 2012 and June 30, 2011

Research and Development Expense

Research and development expense was $6,161,924 for the three months ended June 30, 2012, an increase of $3,062,342 or 98.8%, from $3,099,582 for same period in 2011. The primary reason for the increase was the costs associated with the Phase III clinical trials for VEN 309, which commenced in the third quarter of 2011. Additionally, we have incurred higher development costs due to initiation of nonclinical and pharmacology trials for VEN 309 and manufacturing costs to support future clinical studies for VEN 307 and VEN 309. We expect that our research and development expenses will decrease due to the termination of the development of VEN 309.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees and directors. We expect that our general and administrative expenses will slightly decrease due to the termination of the development of VEN 309.

General and administrative, or G&A, expense was $1,316,382 for the three months ended June 30, 2012, a decrease of $2,485,607 or 65.3%, from $3,801,989 for the three months ended June 30, 2011. The decrease was primarily due to a decrease in stock option and warrant expense of $2,655,000. The decrease was partially offset by an increase in legal, accounting and insurance costs.

Interest Income and Expense

Interest expense was $0 for the three months ended June 30, 2012, a decrease of $41,395, from the three months ended June 30, 2011. We did not have any outstanding loans during the first half of 2012 and therefore did not incur interest expense. Interest income increased slightly, from $5,967 to $8,258..

Comparison of the Six Months Ended June 30, 2012 and June 30, 2011

Research and Development Expense

Research and development expense was $12,584,650 for the six months ended June 30, 2012, an increase of $8,514,306 or 209% from $4,070,344 for same period in 2011. The primary reason for the increase was the costs associated with the Phase III clinical trials for VEN 309, which commenced in the third quarter of 2011. Additionally, we have incurred higher development costs due to initiation of nonclinical and pharmacology trials for VEN 309 and manufacturing costs to support future clinical studies for VEN 307 and VEN 309. We expect that our research and development expenses will decrease due to the termination of the development of VEN 309.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees and directors. We expect that our general and administrative expenses will slightly decrease due to the termination of the development of VEN 309.

G&A expense was $3,083,713 for the six months ended June 30, 2012, a decrease of $2,414,307 or 43.91%, from $5,498,020 or the six months ended June 30, 2011. The decrease was primarily due to a decrease in stock option and warrant expense of $2,973,000. The decrease was partially offset by an increase in legal, accounting and insurance costs.

Interest Income and Expense

Interest expense was $0 for the six months ended June 30, 2012, a decrease of $86,059, from the six months ended June 30, 2011. We did not have any outstanding loans during the first half of 2012 and therefore did not incur interest expense. Interest income increased slightly, from $19,457 to $24,439.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2012 principally with debt (which in connection with the initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock or repaid) and equity financing, including raising approximately $15.2 million in net proceeds in our initial public offering, which closed on December 22, 2010, and approximately $2.4 million in net proceeds upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriter of our initial public offering. In July 2011, we raised $47.6 million in net proceeds in a registered public offering of our common stock. In May and June 2012, we raised approximately $4,166,000 in net proceeds under the at-the-market program.

On January 31, 2012, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. As part of the shelf registration statement, we included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of our common stock. In May and June 2012, we raised $4,166,000 in net proceeds under the at-the-market program. At June 30, 2012, an aggregate of approximately $95,500,000 worth of securities is available under the shelf registration statement, out of which approximately $15,500,000 of common stock is available for the at-the-market common equity sales program.

Net Cash Used in Operating Activities

Net cash used in operating activities was $13,025,130 for the six months ended June 30, 2012 to fund our research and development program build out and general and administrative expenses. The net loss of $15,643,924 for the six months ended June 30, 2012 was greater than cash used in operating activities by $2,618,794. The primary reasons for the difference are attributed to a stock-based compensation charge of $1,832,903 and an increase of accounts payable of $878,764.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,240 for the six months ended June 30, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,896,816 for the six months ended June 30, 2012, and consisted of $427,817 from the exercise of options, $302,505 from exercise of warrants, and $4,166,494 (net of expenses of $250,988) from the sale of common stock.

Funding Requirements

We expect to incur losses for the foreseeable future. We expect to incur ongoing general and administrative expenses and increasing research and development expenses as we pursue the development of VEN 307. Our future capital requirements will depend on a number of factors, including primarily the costs, timing and outcome of clinical trials and regulatory approvals, and, to a lesser extent, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Based on our cash position at June 30, 2012, and our analysis of our future development costs, we estimate our expected future expenditures related to product development, through our planned second Phase III trial for VEN 307, as follows:

•	costs of the second Phase III clinical trial of VEN 307 in the treatment of anal fissures: $12,000;000;

•	payment of fees for applications or supplements subject to the Prescription Drug User Fee Act (PDUFA) and regulatory Consultants: $2,100,000; and

•	payment to S.L.A. Pharma of our licensing obligations for VEN 307 of $41,500 per month until the filing of an NDA with the FDA, and $400,000 in development costs upon receipt of a quality controlled final study report for the Phase III clinical trial, and up to $3,000,000 in approval milestones.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the third quarter of 2014. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate product revenue for at least the next several years. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next several quarters and years.

To the extent our capital resources are insufficient to meet our future capital requirements, we will need to finance our future cash needs through public or private equity offerings, collaboration agreements, debt financings or licensing arrangements. However, the credit markets and the financial services industry have recently been experiencing a period of turmoil and uncertainty that have made equity and debt financing more difficult to obtain. Additional funding may not be available to us on acceptable terms or at all. In addition, the terms of any financing may adversely affect the holdings or the rights of our stockholders. For example, if we raise additional funds by issuing equity securities or by selling convertible debt securities, further dilution to our existing stockholders may result. If we raise funds through collaboration agreements or licensing arrangements, we may be required to relinquish rights to our technologies or drug candidates, or grant licenses on terms that are not favorable to us. If adequate funds are not available, we may be required to terminate, significantly modify or delay our research and development programs, reduce our planned commercialization efforts, or obtain funds through collaborators that may require us to relinquish rights to our technologies or drug candidates that we might otherwise seek to develop or commercialize independently. Conversely, we may elect to raise additional funds even before we need them if the conditions for raising capital are favorable, including through offerings of securities pursuant to our shelf registration statement on Form S-3, under which we currently have up to approximately $95 million in securities available for issuance, including up to approximately $15.5 million in shares of common stock that we may offer and sell under the at-the-market equity sales program.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the second quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item IA. Risk Factors.

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2011 except as set forth below.

We have no approved products.

To date, we have no approved product on the market and have generated no product revenues. Unless and until we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our drugs and will not have product revenues. Therefore, for the foreseeable future, we will have to fund all of our operations and capital expenditures from cash on hand, any licensing fees and any future securities offerings or debt financings. We intend to devote substantially all of our resources for the foreseeable future to the development of our lead product candidate, VEN 307 (diltiazem). In the event we do not obtain regulatory approval of VEN 307, our business will be materially and adversely affected.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, in late June 2012, we reported that our Phase III randomized, double-blind, placebo-controlled clinical trial of iferanserin (VEN 309) in patients with hemorrhoidal disease did not meet its endpoints, despite favorable Phase II trial results. As a result, we have determined that our current resources would be better allocated toward the planned completion of VEN 307 for the treatment of anal fissures for which we reported positive results from our Phase III randomized, double-blind, placebo-controlled clinical trial conducted in Europe by S.L.A. Pharma. The failure to obtain positive results in our planned Phase III trial for VEN 307 in the U.S. would seriously impair the development prospects, and even prevent regulatory approval, of VEN 307. Such a failure also would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our planned Phase III trial for VEN 307 may be more expensive and time consuming than we currently expect. The FDA normally requires two Phase III trials for drugs for which an NDA is submitted. Although we are planning on conducting a Phase III trial for VEN 307 in the U.S. and, based on our current resources, believe that we have the financial resources to complete that trial, we believe that we might be able to file the NDA for VEN 307 with only the data from the European Phase III trial conducted by S.L.A. Pharma because the NDA would be a 505(b)(2) application, and such submission could provide the necessary data to satisfy the FDA requirement. However, the FDA could insist that we submit the NDA for review with two U.S. Phase III trials for VEN 307, or after the review of an NDA submission based on the SLA trial and our first planned Phase III trial in the U.S., require a second U.S. study for approval which would eliminate possible time and cost savings for the submission of the NDA for VEN 307, and which would add to the time and cost of VEN 307's development.

We may need additional financing to complete the development of VEN 307 and fund our activities in the future.

We anticipate that we will incur operating losses for the foreseeable future and will require substantial funds in the future to support our operations. We anticipate that to complete the clinical trial process to obtain the approval of VEN 307 will cost approximately $20 million. We expect that our current resources will provide us with sufficient capital to fund our operations to develop VEN 307 through the completion of our planned Phase III U.S. clinical trial, the submission of the NDA and FDA approval. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources, including the conducting of that Phase III trial or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to complete the development of VEN 307. Thereafter, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be successful in raising the additional capital we need to fund our business plan on terms that are acceptable to us, or at all. If we do not succeed in raising additional funds on acceptable terms, we might be unable to complete the planned Phase III clinical trial in the U.S. for VEN 307 or obtain FDA approval. In addition, we could be forced to discontinue product development, forego sales and marketing efforts, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

If we are unable to hire additional qualified personnel, our ability to grow our business might be harmed.

At July 31, 2012, we had seven employees, two consultants and two contract research organizations with whom we have contracted to carry out the development of VEN 307. While we believe this will provide us with sufficient staffing to develop VEN 307 through the third quarter of 2014 and to FDA approval, we might need to hire or contract with additional qualified personnel with expertise in clinical research and testing, government regulation, formulation and manufacturing and sales and marketing to commercialize VEN 307. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

Since we went public on December 22, 2010, the price of our common stock has fluctuated between $3.60 and $21.00, with significant volatility after we announced on June 25, 2012 that VEN 309 failed to meet the endpoints of our Phase III trial. Continued volatility in the market price of our common stock might prevent you from being able to sell your shares of our common stock at or above the price you paid for such shares. The trading price of our common stock might continue to be volatile and subject to wide price fluctuations in response to various factors, including:

•	results of our clinical trials and other studies involving VEN 307;

•	availability of capital;

•	future sales of our common stock;

•	sale of shares of our common stock by our significant stockholders or members of our management;

•	additions or departures of key personnel;

•	investor perceptions of us and the pharmaceutical industry;

•	issuance of new or changed securities analysts' reports or recommendations, or the announcement of any changes to our credit rating;

•	success or failure of our product candidates;

•	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;

•	threatened or actual litigation and government investigations;

•	legislative, political or regulatory developments;

•	the overall performance of the equity markets;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	general economic conditions;

•	changes in interest rates; and

•	changes in accounting standards, policies, guidance, interpretations or principles.

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
Date: August 9, 2012

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer