Form 10-Q
period 2012-09-30
VENTRUS BIOSCIENCES INC
filed 2012-11-13
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

As of November 9, 2012 there were 12,934,350 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011	1
Condensed Statements of Operations for Three and Nine Months ended September 30, 2012 and 2011 and for the period October 7, 2005 (Inception) to September 30, 2012 (Unaudited)	2
Condensed Statement of Changes in Stockholders’ Equity for the Nine Months ended September 30, 2012 (Unaudited)	3
Condensed Statements of Cash Flows for Nine Months ended September 30, 2012, and 2011 and for the period October 7, 2005 (Inception) to September 30, 2012 (Unaudited)	4-5
Notes to Unaudited Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-17
Item 4. Controls and Procedures	17-18
PART II – OTHER INFORMATION
Item 6. Exhibits	19

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,560,079	$36,975,434
Other current assets	111,184	62,129
Total current assets	23,671,263	37,037,563

Computer equipment, net	8,107	8,218

Total assets	$23,679,370	$37,045,781

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,843,095	$2,342,074
Accrued expenses	838,101	171,000

Total current liabilities	2,681,196	2,513,074

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 50,000,000 shares authorized; 12,934,350 and 12,406,406 issued and outstanding at September 30, 2012 and December 31, 2011, respectively	12,934	12,406
Additional paid-in capital	109,513,645	102,049,385
Deficit accumulated during the development stage	(88,528,405)	(67,529,084)

Total stockholders’ equity	20,998,174	34,532,707

Total liabilities and stockholders’ equity	$23,679,370	$37,045,781

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from October 7, 2005 (Inception) to September 30, 2012
Operating expenses:
Research and development	$4,188,127	$3,667,179	$16,772,777	$7,737,523	$56,302,020
General and administrative	1,182,176	1,878,718	4,265,889	7,376,738	18,510,957

Loss from operations	(5,370,303)	(5,545,897)	(21,038,666)	(15,114,261)	(74,812,977)
Other income (expense)
Interest income	14,906	28,423	39,345	47,880	135,398
Interest expense:
Beneficial conversion feature	-	-	-	-	(6,001,496)
Amortization of debt discount and warrants	-	(253,302)	-	(302,327)	(2,865,758)
Interest expense	-	(30,605)	-	(116,664)	(4,983,572)
	-	(283,907)	-	(418,991)	(13,850,826)
Net loss	$(5,355,397)	$(5,801,381)	(20,999,321)	(15,485,372)	$(88,528,405)

Basic and diluted net loss per common share	$(0.41)	$(0.50)	$(1.66)	$(1.79)

Weighted average common shares outstanding – basic and diluted	12,933,340	11,616,786	12,657,538	8,672,858

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Nine Months Ended September 30, 2012

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-in	Development
	Shares	Amount	Capital	Stage	Total
Balance at January 1, 2012	12,406,406	$12,406	$102,049,385	$(67,529,084)	$34,532,707
Options exercised between January 1, 2012 and September 30, 2012	68,240	68	427,749	-	427,817
Shares issued in a cashless exercise of options	47,550	48	(48)	-	-
Shares issued in a cashless exercise of warrants	11,620	11	(11)	-	-
Warrants exercised from January 1, 2012 and September 30, 2012	45,834	46	302,459	-	302,505

Proceeds from common stock sold (at an average $12.45 per share), net of costs	354,700	355	4,166,139	-	4,166,494

Stock-based compensation for the period from January 1, 2012 to September 30, 2012 to employees and directors	-	-	2,241,659	-	2,241,659
Stock-based payments for the period from January 1, 2012 to September 30, 2012 to consultants	-	-	326,313		326,313
Net loss for the period				(20,999,321)	(20,999,321)

Balance at September 30, 2012	12,934,350	$12,934	$109,513,645	$(88,528,405)	$20,998,174

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from October 7, 2005 (Inception) to September 30, 2012

Cash flows from operating activities:
Net loss	$(20,999,321)	$(15,485,372)	$(88,528,405)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,241,659	2,168,071	8,181,930
Stock-based payments to consultants	326,313	3,632,397	4,317,130
Depreciation	3,351	2,749	34,356
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial note conversion	-	-	6,001,496
Stock issued to vendor		-	5,000
Warrants issued in connection with related party note conversion	-	-	1,255,978
Amortization of deferred financing costs and debt discount		328,958	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable – notes	-	-	2,139,909

Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable – related parties		-	266,279
	-
Changes in operating assets and liabilities:
Other current assets	(49,055)	(66,068)	(111,184)
Accounts payable and accrued expenses	168,122	683,010	2,493,659

Net cash used in operating activities	(18,308,931)	(8,736,255)	(58,747,231)

Cash flows from investing activities:
Purchase of office and computer equipment	(3,240)	(11,964)	(42,464)
Net cash used in investing activities	(3,240)	(11,964)	(42,464)
Cash flows from financing activities:
Net proceeds from sale of common stock	4,166,494	49,988,823	69,339,661
Proceeds from notes payable	-	-	11,522,380
Proceeds from notes payable to related parties	-	-	5,041,953
Payment for deferred financing costs	-	-	(1,431,603)

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011	Period from October 7, 2005 (Inception) to September 30, 2012

Repayment of notes	-	(2,792,380)	(2,719,380)

Repayment of notes payable - related party	-	-	(1,573,000)

Proceeds from the exercise of warrants and options	730,322	274,983	2,169,762

Net cash provided by financing activities	4,896,816	47,471,426	82,349,774

Net increase (decrease) in cash and cash equivalents	(13,415,355)	38,723,207	23,560,079

Beginning of period	36,975,434	14,571,055	-

End of period	23,560,079	53,294,262	23,560,079

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$302,327	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure – cash paid for interest	$-	$277,324	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(September 30, 2012)

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

Capital Resources:

The Company has not derived any revenue from product sales to date as its products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the foreseeable future as it continues product development. As a result, the Company may need to obtain additional funds to finance its operations in the future. In July 2011, the Company raised net proceeds of approximately $47,600,000 in a secondary offering of its equity securities. In May and June 2012, the Company raised approximately $4,166,000 in an at-the-market common equity sales program. Until the Company can generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all. The Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through the second quarter of 2014.

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at September 30, 2012, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(September 30, 2012)

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(September 30, 2012)

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options and warrants) excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2012 and 2011 was 3,133,606 and 2,916,981 respectively.

Note 3 — Commitments:

Employment agreements:

The Company has employment agreements with the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) and, until September 30, 2012, the Chief Business Officer (“CBO”), who resigned effective that day, which provide for aggregate base salaries of $875,000 per year, a guaranteed bonus of $75,000 per year for the CEO and annual performance-based bonuses of up to 50%, 25% and 20%, respectively, of their base salaries. The agreements for the CEO and CFO also provide incentive bonuses of $250,000 and $500,000 for each in the event that the Company’s market capitalization exceeds specified levels. The first threshold was met and each of the $250,000 bonuses were paid in the third quarter of 2011.

In 2011, the agreements with the CEO and CFO were amended to provide that if the second market capitalization threshold is attained, the bonus of $500,000 will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash. The number of the shares of common stock each was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which results in 30,457 shares to be issued to each of our CEO and our CFO if the second market capitalization threshold is attained. As of September 30, 2012, the second market capitalization threshold had not been attained.

Note 4 — Stockholders’ Transactions:

Common Stock Transactions:

On January 31, 2012, the Company filed a shelf registration statement with the SEC under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. As part of the shelf registration statement, the Company included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of common stock. In May and June 2012, the Company sold an aggregate of 354,700 shares under this program, resulting in net proceeds of approximately $4,166,000, or $11.7452 per share. As of September 30, 2012, an aggregate of approximately $95,500,000 worth of securities is available under the shelf registration statement out of which approximately $15,500,000 of common stock is available for the at-the-market common equity sales program.

Common Stock Options and Warrants:

In connection with the Company’s financings in 2007, 2008, 2009 and 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consulting warrants.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(September 30, 2012)

A summary of the Company’s warrant activity and related information is as follows:

	Nine Months Ended September 30, 2012

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	956,443	$7.61
Granted	-	$-
Exercised	81,792	$7.00
Outstanding at end of period	874,651	$7.67
Warrants exercisable at end of period	874,651	$7.67

Included in the exercise of 81,792 warrants are 35,958 warrants that were exercised utilizing a cashless exercise feature. All outstanding warrants have vested and no additional expense is expected to be recorded in the future years.

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

In November 2010, the Company granted options to non-employee directors to purchase an aggregate of 160,000 shares under the 2010 Plan. In addition, under our CEO’s and CFO’s respective employment agreements, the Company granted to our CEO and CFO options under the 2010 plan to purchase 573,599 shares and 305,920 shares, respectively, at a price of $6.00 per share.

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

In August 2012 the Company granted options to purchase 15,000 shares to a new employee under the 2010 Plan at the exercise price of $3.75 per share.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(September 30, 2012)

A summary of the Company’s option activity and related information is as follows:

	Nine Months Ended September 30, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,046,455	$6.40	$-
Granted	380,740	$8.46	$-
Exercised	168,240	$6.11	$-

Outstanding at end of period	2,258,955	$6.80	$-
Options exercisable at end of period	1,850,996

Included in the exercise of 168,240 options are 100,000 options that were exercised utilizing a cashless exercise feature. The Company expects that all but 95,940 outstanding unvested options will vest.

The fair value of the options granted for the nine-month period ended September 30, 2012, was based on the following assumptions:

2012
Risk-free interest rate	1.03% - 1.44%
Expected volatility	76.31% -77.18%
-Expected life of options	5.50 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2012 (October through December)	$693,373
2013	1,382,334
2014	566,351
2015	9,914
Total estimated future stock-based compensation expense – stock options	$2,651,972

The weighted average remaining contractual life of options outstanding at September 30, 2012 is approximately 7.5 years and the cost is expected to be recognized over a weighted-average period of 1.36 years.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(September 30, 2012)

Stock-based compensation expensed to research and development expense for the nine months ended September 30, 2012 and 2011 was $704,097 and $819,954 respectively. Stock-based compensation expensed to general and administrative expense for the nine months ended September 30, 2012 and 2011 was $1,863,876 and $4,246,914, respectively.

Note 5 — License Agreements:

Diltiazem (VEN 307) And Phenylepherine (VEN 308)

In March 2007, pursuant to an Exclusive License Agreement, S.L.A. Pharma, AG (“S.L.A. Pharma”) granted Paramount BioSciences, LLC, or PBS, a royalty-bearing license to sell, make and use diltiazem (VEN 307) for treatment, through topical administration, of anal fissures and phenylepherine (VEN 308) for treatment, through topical administration, of fecal incontinence in the United States, Canada and Mexico. In August 2007, pursuant to an Assignment and Assumption Agreement, PBS sold all of its rights in and arising out of the Exclusive License Agreement with S.L.A. Pharma to Ventrus for $1,087,876. The corresponding U.S. and foreign patents and applications for the two compounds have been licensed to Ventrus under the Assignment and Assumption Agreement (the technology referred to collectively as the “Compound Technology”). In the event that the Compound Technology is commercialized, the Company is obligated to pay to S.L.A. Pharma annual royalties, based upon net sales of the product. In addition, the Company is required to make payments to S.L.A. Pharma up to an aggregate amount of $20 million upon the achievement of various milestones related to regulatory events. Should the Company make any improvements regarding the Compound Technology, the Company is required to grant S.L.A. Pharma licenses to use such improvements.

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine. Per the agreement, Ventrus’ obligation to make these Monthly Payments was to terminate upon a new drug application (“NDA”) filing. Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional monthly payments for phenylephrine. At September 30, 2012, the Company had no amounts due to S.L.A. Pharma.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000, and these payments were made from August 2007 through December 31, 2011. Both Ventrus and S.L.A. Pharma have agreed to add additional services outside the scope of the agreement for $400,000. The services have not yet been provided by S.L.A. Pharma. S.L.A. Pharma has been paid $600,000 for services for the phenylephrine project through September 30, 2012. S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 or the nine months ended September 30, 2012, and management does not expect any services from S.L.A. Pharma for the phenylephrine project in the foreseeable future.

On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment eliminates its potential $800,000 milestone payment to S.L.A. Pharma for the development of diltiazem, previously payable upon the completion of enrollment into the Phase III clinical trial that S.L.A. Pharma conducted in Europe. It also eliminates S.L.A. Pharma’s ability to terminate the license agreement at any time, with one month’s notice, in the event that Ventrus had failed to make a required payment and a third party wished to enter into a license agreement for diltiazem and phenylephrine, provided the termination would not have been effective if within that one-month period Ventrus paid all the then required payments under the agreement. Pursuant to the amendment, Ventrus must pay S.L.A. Pharma up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients are achieved in the Phase III trial for diltiazem that S.L.A. Pharma was conducting in Europe. The first two milestones were met and paid in the third quarter of 2011 and the third and fourth milestones were met and paid in the fourth quarter of 2011. On October 9, 2012, Ventrus made a milestone payment of $125,000 to S.L.A. which was due upon Investigational Review Board approval of a Phase III study of a licensed product incorporating Anoheal. Additionally, upon Ventrus’ receipt of a quality controlled final study report of the Phase III trial for diltiazem in Europe, Ventrus must pay S.L.A. Pharma $400,000 in development costs for diltiazem.

As of September 30, 2012, Ventrus’ total remaining payment obligation for the phenylephrine project shall not exceed $400,000, consisting of to-be-agreed-upon services.

Iferanserin (VEN 309)

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc. (“Amer”) whereby Ventrus acquired certain patent rights to iferanserin (VEN 309) for the topical treatment of any anorectal disorders. On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin, which acquisition closed on November 14, 2011. On June 25, 2012, based on the results of the Phase III clinical trial, the Company ceased all research and development activity related to iferanserin.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2011, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K and Form 10-K/A for the year ended December 31, 2011 filed on March 14 and June 13, 2012, respectively.  In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2011, “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a specialty pharmaceutical company currently focused on the development and commercialization of late-stage prescription drugs addressing gastrointestinal problems, specifically anal disorders.

On May 14, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 307 for the treatment of anal fissures met its endpoints. We had a pre-NDA meeting with the U.S. Food and Drug Administration, or FDA, on August 30, 2012 at which time it was determined that we would need to conduct a second Phase III Clinical Trial comparing VEN 307 against placebo to support our planned new drug application, or NDA. We initiated this Phase III Trial in the fourth quarter of 2012, which we expect to complete in the fourth quarter of 2013. This trial will randomize in a 1:1 ratio, 400 subjects to either 2% diltiazem cream applied peri-anally 3 times daily or a placebo cream, at approximately 120 sites primarily in the US with supplemental sites in Canada and Israel. The treatment’s duration will be approximately 4 weeks. The primary endpoint is similar to that in the prior Phase II Trial conducted by SLA: pain on defecation at 4 weeks. The key secondary endpoints are average daily Pain and Patients’ Global Impression, also at 4 weeks. Assuming positive results, we expect to be able to file the NDA in the fourth quarter of 2013. Additional studies to be included in the NDA are 2 cutaneous safety trials; a cumulative irritation study in 30 patients and a sensitization study in 200 patients, following standardized protocols commonly used for the safety evaluation of dermatology products in the US for FDA review.

On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints.

Based on the results of both completed Phase III trials, we have determined that our current resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309 other than the winding down of the program.

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

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings, our initial public offering in 2010, a public offering of our common stock in July 2011 and an at-the-market equity offering sales program conducted in May and June 2012. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of VEN 307. As of September 30, 2012, we had a deficit accumulated during the development stage of $88,528,405. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements through the second quarter of 2014. Until we can generate a sufficient amount of product revenue, if ever, we expect to finance future cash needs through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 2 to the December 31, 2011 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2011. The following accounting policies are critical to fully understanding and evaluating our financial results.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to September 30, 2012, we incurred $56,302,020 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the purchase price we paid in 2011 for VEN 309, discussed below.

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

Under the Purchase Agreement, we were obligated to make regulatory and commercialization milestone payments and pay royalties to Amer upon commercialization of VEN 309. The Purchase Agreement also contained a non-compete for Amer, Dr. Amer and his wife, but we determined that the non-compete had minimal value due to the age of Dr. and Mrs. Amer. Accordingly, we allocated the entire purchase price to in-process research and development and concluded that there is no alternative future use for these assets. Therefore, the entire $12.5 million has been recorded as a research and development expense in the statement of operations. In June 2012, after receipt of data from our Phase III clinical trial for VEN 309, we announced that we have no immediate plans to continue development of VEN 309, which has resulted and will continue to result in a reduction in expenses.

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

	3 Months ended 9/30/2012	3 Months ended 9/30/2011	9 Months ended 9/30/2012	9 Months ended 9/30/2011	Period from October 7, 2005 (inception) to September 30, 2012
VEN 307	$1,948,690	633,535	$2,933,993	$1,003,057	$8,657,917
VEN 309	$2,094,085	$2,763,084	$13,134,687	$5,914,512	$43,805,526
Other	$145,352	$270,560	$704,097	$819,954	$3,838,577

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Development timelines, probability of success and development costs vary widely. Based on its current status, we anticipate that to complete the clinical trial process and commercialize our lead product candidate VEN 307 will cost approximately $20 million. This estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with VEN 307. We believe our cash resources at September 30, 2012 will allow us to take VEN 307 through a second Phase III trial and through the second quarter 2014.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Results of Operations

Comparison of the Three Months Ended September 30, 2012 and September 30, 2011

Research and Development Expense

Research and development expense was $4,188,127 for the three months ended September 30, 2012, an increase of $520,948 or 14.205%, from $3,667,179 for same period in 2011. The primary reason for the increase was the costs associated with the new Phase III clinical trial for VEN 307, which commenced in the third quarter of 2012 and the closing out of the VEN 309 Phase III trial. Additionally, we incurred higher development costs due to initiation of nonclinical and pharmacology trials for VEN 309 which subsequently ended, and manufacturing costs to support future clinical studies for VEN 307. We expect that our research and development expenses will decrease due to the termination of the development of VEN 309.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees, consultants and directors. The termination of the development of VEN 309 did not have a significant effect on our general and administrative expenses.

General and administrative, or G&A, expense was $1,182,176 for the three months ended September 30, 2012, a decrease of $696,542 or 37.075% from $1,878,718 for the three months ended September 30, 2011. The decrease was primarily due to a decrease in stock option and warrant expense, investor relations expense and a reclassification of a few salaries from G&A to R&D.

Interest Income and Expense

We had no interest expense for the three months ended September 30, 2012, which was a decrease of $30,605 from the three months ended September 30, 2011. We did not have any outstanding loans during the three months ended September30, 2012, and therefore did not incur interest expense. Interest income was $14,906 for the three months ended September 30, 2012 compared to $28,423 for the same period in 2011.

Comparison of the Nine Months Ended September 30, 2012 and September 30, 2011

Research and Development Expense

Research and development expense was $16,772,777 for the nine months ended September 30, 2012, an increase of $9,035,254 or 116.772% from $7,737,523 for same period in 2011. The primary reason for the increase was the costs associated with the Phase III clinical trials for VEN 309, which commenced in the third quarter of 2011 and was terminated in June 2012. Additionally, we have incurred higher development costs due to initiation of nonclinical and pharmacology trials for VEN 309 and manufacturing costs to support future clinical studies for VEN 307 and VEN 309. Our research and development expenses incurred on the development of VEN 309, decreased due to the termination of this development in June 2012. We expect the R&D expenses for VEN 307 to increase in the future.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees and directors. The termination of the development of VEN 309 did not have a significant effect on our general and administrative expenses.

G&A expense was $4,265,889 for the nine months ended September 30, 2012, a decrease of $3,110,849 or 43.91%, from $7,376,738 for the nine months ended September 30, 2011. The decrease was primarily due to a decrease in stock option and warrant expense, investor relations expense and a reclassification of a few salaries from G&A to R&D.

Interest Income and Expense

We had no interest expense for the nine months ended September 30, 2012, which is a decrease of $116,664 from the nine months ended September 30, 2011. We did not have any outstanding loans during the first three quarters of 2012 and therefore did not incur interest expense. Interest income decreased slightly, from $47,880 to $39,345.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2012 principally with debt (which in connection with our initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock or repaid) and equity financing, including raising approximately $15.2 million in net proceeds in our initial public offering, which closed on December 22, 2010, and approximately $2.4 million in net proceeds upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriter of our initial public offering. In July 2011, we raised $47.6 million in net proceeds in a registered public offering of our common stock. In May and June 2012, we raised approximately $4,166,000 in net proceeds under an at-the-market program.

On January 31, 2012, we filed a shelf registration statement with the Securities and Exchange Commission, or SEC, under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. As part of the shelf registration statement, we included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of our common stock. In May and June 2012, we raised $4,166,000 in net proceeds under the at-the-market program. At September 30, 2012, an aggregate of approximately $95,500,000 worth of securities is available under the shelf registration statement, out of which approximately $15,500,000 of common stock is available for the at-the-market common equity sales program.

Net Cash Used in Operating Activities

Net cash used in operating activities was $18,308,931 for the nine months ended September 30, 2012 to fund our research and development program build out and general and administrative expenses. The net loss of $20,999,321 for the nine months ended September 30, 2012 was greater than cash used in operating activities by $2,690,390. The primary reasons for the difference are attributed to a stock-based compensation charge of $2,567,972 and an increase of accounts payable of $168,122.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,240 for the nine months ended September 30, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,896,816 for the nine months ended September 30, 2012, and consisted of $427,817 from the exercise of options, $302,505 from exercise of warrants, and $4,166,494 (net of expenses of $250,988) from the sale of common stock.

Funding Requirements

We expect to incur losses for the foreseeable future. We expect to incur ongoing general and administrative expenses and research and development expenses as we pursue the development of VEN 307. Our future capital requirements will depend on a number of factors, including primarily the costs, timing and outcome of clinical trials and regulatory approvals, and, to a lesser extent, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Based on our analysis of our future development costs, we estimate our expected future expenditures related to product development, through our recently begun second Phase III trial for VEN 307, as follows:

•	costs of the second Phase III clinical trial of VEN 307 in the treatment of anal fissures: $12,000;000;

•	payment of fees for applications or supplements subject to the Prescription Drug User Fee Act (PDUFA) and regulatory consultants: $2,100,000; and

•	payment to S.L.A. Pharma of our licensing obligations for VEN 307 of $41,500 per month until the filing of an NDA with the FDA, $400,000 in development costs upon receipt of a quality controlled final study report for the Phase III clinical trial, and up to $3,000,000 in approval milestones.

We believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the second quarter of 2014. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

Not applicable .

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the third quarter of 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Ventrus Biosciences, Inc.
Date: November 13, 2012

	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer