Form 10-K
period 2012-12-31
VENTRUS BIOSCIENCES INC
filed 2013-03-18
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2012, was approximately $53.2 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Capital Market on June 29, 2012 (the last trading day before June 30, 2102).  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2012.

As of March 12, 2013 there were 19,604,350 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the Company’s definitive Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated herein by reference, as indicated in Part III.

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

PART I

Item 1. Business

Overview

We are a development-stage specialty pharmaceutical company currently focused on the development of late-stage prescription drugs for gastrointestinal disorders, specifically anal disorders. Major pharmaceutical progress has been made in the gastrointestinal therapeutic areas of gastroesophageal reflux, peptic ulcer disease and inflammatory bowel disease. However, many major gastrointestinal disorders still lack medical treatments.

Our product candidate portfolio consists of two in-licensed late-stage drugs. Our lead product, VEN 307 (topical diltiazem), is intended to treat pain associated with anal fissures and our secondary product, VEN 308 (topical phenylephrine), is intended to treat fecal incontinence. These candidates are two molecules that were previously approved and are currently marketed for other indications and that have been formulated into our proprietary topical treatments for these new gastrointestinal indications.

There are approximately 1.1 million office visits per year for anal fissures in the U.S. In addition, SDI Physician Drug & Diagnostic Audit estimated that in 2010 there were approximately 730,000 unique patients who visited a physician for anal fissures. Despite these figures, we are aware of only one drug that has received FDA approval for the treatment of pain associated with anal fissures; Rectiv® received approval in late June 2011, and became commercially available in the first quarter of 2012. Rectiv is effective in reducing the pain from anal fissures, but moderate and severe headaches are a frequent side effect of this topical drug whose active ingredient is nitroglycerin.

Diltiazem was first approved in 1982 in oral form for the treatment of angina and high blood pressure. It has been prescribed in the U.S. for millions of patients in oral dosages typically from 240 mg to 360 mg per day. In contrast, daily doses of VEN 307 for treatment of anal fissures will be approximately 30 mg. Because of the extensive patient exposure to diltiazem as a cardiovascular agent and the wide safety margin as a low-dose topical therapy, we intend to develop VEN 307 for the treatment of pain from anal fissures. We intend to develop VEN 307 in a topical formulation as a Section 505(b)(2) new drug application, or NDA, based on our discussions with the U.S. Food and Drug Administration, or FDA, at our pre-IND meeting in August 2007. At this meeting, we discussed necessary preclinical testing, and chemistry and manufacturing data necessary to support an investigational new drug product application, or IND, and received guidance on the design of the pivotal Phase III trials. At a pre-NDA meeting with the FDA in August 2012, we established that it would require a total of two Phase III trials in addition to two provocative skin test trials and a formal PK study comparing VEN 307 to an approved form of diltiazem in anal fissure patients. Our licensor and development partner S.L.A. Pharma conducted the first Phase III VEN 307 clinical trial in Europe, which completed enrollment in December 2011 and for which we reported topline data in May 2012, the results of which are discussed below. We began our second pivotal Phase III trial of VEN 307 in the U.S. in the fourth quarter of 2012. We expect to complete that trial in the fourth quarter of 2013.

We are not aware of any prescription drug treatment for fecal incontinence that has been approved by the FDA for that indication, yet there were approximately 7.0 million Americans suffering from fecal incontinence in the year between July 2010 and June 2011. Solesta®, a hyaluronic acid dermal filler, was approved as a device by the FDA in 2011 for intra-anal injection for fecal incontinence and is currently owned and being marketed by Salix Pharmaceuticals. Phenylephrine has been available since the early 1940s in oral and nasal form for the treatment of nasal congestion. It has also been used as a topical ophthalmic agent since 1936. Phenylephrine is prescribed or used more than 17 million times per year in the U.S., with 99% of the use being for cough/cold oral preparations. The typical oral dosing is 40 mg to 60 mg per day. Because of the extensive patient exposure to phenylephrine, we intend to develop VEN 308 as a topical formulation through a Section 505(b)(2) NDA. In June 2007, we had a pre-IND meeting with the FDA concerning VEN 308 for the treatment of fecal incontinence associated with ileal pouch anal anastomosis (IPAA) where it was established that the next clinical study in the program should be a Phase IIb trial where multiple doses will be assessed and that existing toxicology data are sufficient to support Phase II testing. The FDA has designated fecal incontinence with IPAA as an orphan indication. We intend to do technical development to create a twice daily patentable formulation of VEN 308 in the near future after which we will determine whether to pursue further development of VEN 308.

Our Products and Development Strategy

Our two late-stage product candidates are:

Diltiazem cream (VEN 307), a topical treatment for the relief of pain associated with anal fissures.   Anal fissures are small tears or cuts in the skin that lines the anus. They can be extremely painful, cause bleeding and often require surgery, which itself can have unsatisfactory outcomes. In 2010, it was estimated by SDI Health LLC that there were approximately 1.1 million office visits per year for anal fissures. In addition, SDI Physician Drug & Diagnosis Audit estimated that in 2010 there were approximately 730,000 unique patients who visited a physician for anal fissures.. At present, we are aware of only one FDA-approved drug for the treatment of anal fissures. Rectiv (nitroglycerin) ointment 0.4%, for the treatment of moderate to severe pain associated with chronic anal fissures, received FDA approval in late June 2011, and came to market in the first quarter of 2012. Topical nitroglycerin, the active ingredient in Rectiv, has a substantially higher rate of side effects than topical diltiazem, notably moderate and severe headaches, which also are experienced with Rectiv. Topical nitroglycerin also is specially mixed, or compounded, on a patient by patient basis by pharmacists to treat anal fissures, but we have determined that, since the introduction of Rectiv, prescriptions for compounded nitroglycerin have decreased. We also are aware of limited use of Botox® as an injection into the anal sphincter to treat this condition. Several topical forms of nifedipine, a calcium-channel blocker that is compounded by pharmacists, also are used to treat pain from anal fissures. Diltiazem cream, also a calcium-channel blocker, however, is currently used as the preferred treatment prior to surgery by many colorectal surgeons across the U.S. in a compounded version made by pharmacists on a patient by patient basis.

Compounded diltiazem is currently listed in the U.S. and Great Britain anal fissure treatment guidelines as a preferred agent prior to attempting surgery. Neither compounded diltiazem nor nifedipine, however, is FDA-approved for the relief of pain associated with anal fissures nor is the cost typically reimbursed by Medicare or health insurance plans. We expect that VEN 307, if approved by the FDA, would be reimbursable under Medicare and health insurance plans as is Rectiv. When applied topically for the treatment of anal fissures, diltiazem, which has been used for decades for hypertension and angina, dilates the blood vessels supplying the region, reduces anal sphincter tone, and thereby substantially decreases pain. In the majority of multiple clinical trials conducted against placebo or topical nitroglycerin between 1999 and 2002 by various researchers in investigator-initiated trials, topical diltiazem reduced the pain associated with anal fissures and improved healing.

Our product, VEN 307, is a pre-mixed and pre-packaged proprietary formulation of diltiazem that when applied topically yields lower blood levels (at one-tenth the amount) than the lowest oral dose used for cardiovascular treatment. We believe these low blood levels improve the safety profile and lower the risk of side effects. We have potential to capture immediate market share if VEN 307 is approved due to the familiarity of gastroenterologists and surgeons with the current use of diltiazem to treat anal fissures, its ease of prescription as a pre-formulated FDA-approved product with no need for compounding necessary at the pharmacy, and the expected ability for patients to be reimbursed through their health insurance plans or Medicare. We have licensed the exclusive North American rights to VEN 307 for the topical treatment of anal fissures from S.L.A. Pharma, a Swiss corporation and our development partner, who has completed early-stage clinical trials, some toxicology studies and manufacturing for VEN 307 up through a recently completed Phase III trial in Europe. VEN 307 is covered by method of use patents that will expire in February 2018. We expect that we will receive a Hatch-Waxman extension of exclusivity for the three times daily (t.i.d.) formulation of VEN 307 to approximately mid-2019. We also expect to receive a written request from the FDA for pediatric studies for VEN 307, which if undertaken, would extend exclusivity for an additional six months.

In August 2007, we had a pre-IND meeting with the FDA concerning VEN 307 for the treatment of pain from anal fissures where we addressed necessary preclinical testing and product formulation to support an IND, established what clinical safety database would be required, and determined that the next clinical studies needed for approval were two pivotal Phase III trials, preceded (if conducted in the U.S.) by three short-term dermal toxicology studies using final drug product formulation. We are employing a two-pronged development strategy for VEN 307. S.L.A. Pharma conducted the first Phase III VEN 307 clinical trial in the European Union, or E.U., with a three times daily, or t.i.d., formulation which completed enrollment in December 2011 and for which we reported topline data in May 2012. We began our initial Phase III VEN 307 clinical trial in the U.S. in the fourth quarter of 2012 with the same t.i.d. formulation, with completion expected in the fourth quarter of 2013. We intend to initiate development of a different formulation of VEN 307 with new intellectual property in the form of an extended-release, or ER, formulation. There are several proven methodologies for extended-release topical formulations, and we have observed that diltiazem is readily druggable in this regard. We have assessed three to four alternatives preclinically with an external contractor, and we expect to assess in pre-clinical in vivo studies the absorption and the effect on internal anal sphincter, or IAS, pressure with the most promising formulation. Assuming positive outcomes, we plan to file North American patent applications for all formulations that are technically feasible.

S.L.A. Pharma began enrollment in the VEN 307 Phase III trial in November 2010 and completed enrollment of 465 patients at 27 sites in 11 countries in Europe in December 2011. Patients were treated for two months and then observed without treatment for one month in a randomized 1:1:1 double-blind study that compared treatments of 2% VEN 307 and 4% VEN 307 to placebo. The primary endpoint was reduction of worst pain with or following defecation averaged across the fourth week of treatment (Week 4), using a validated numerical rating scale (NRS) for pain. Patients were required to call into an IVRS daily diary to report their pain during the 8 weeks of treatment, as well as for the one week prior to randomization to ensure sufficient pain prior to randomization.

Both the 4% and the 2% diltiazem treatment arms demonstrated statistically significant improvement compared to the placebo arm on the primary endpoint of change from baseline in the Week 4 NRS score for worst anal pain with or following defecation. The mean reduction in the NRS pain score was 0.44 (p = 0.0107) and 0.43 (p = 0.0122) for the subjects receiving 4% and 2% diltiazem, respectively. The secondary endpoint of overall daily anal-fissure-related pain for Week 4 for the 2% diltiazem arm compared to placebo had a reduction in the pain score of 0.42 (p = 0.0143), while the 4% diltiazem arm compared to placebo showed a reduction in the pain score of 0.36 (p = 0.0289). At Week 8, healing was improved for the 4% diltiazem arm compared to placebo, with 32.7% (p = 0.0184) versus 23.9% showing healing. The 2% diltiazem arm showed healing in 31.2% (p = 0.0426 versus placebo) of subjects. On the PGI-I measure, there was a difference favoring 2% diltiazem versus placebo at Week 4 (p = 0.0084). There were no significant differences between 4% diltiazem and placebo on the PGI-I measure. AEs were approximately similar for the three trial arms. Reports of headaches were similar in the three arms (14.7% for subjects receiving 4% diltiazem, 12.3% for those receiving 2% diltiazem, and 14.2% for patients receiving placebo).

Based on these results, in June 2012, to begin our U.S. development of VEN 307, we filed an IND for our PK trial in the U.S. for the current formulation of VEN 307. In August 2012, we met with the FDA in a pre-NDA meeting to discuss the Phase III trial, as well as steps to move forward toward an NDA. We were advised that we should submit two provocative skin test trials and a second pivotal study, to, at a minimum, complete the clinical safety data base. In addition, the FDA advised us that it preferred we undertake a more formal standardized definition of healing (similar to that used in wound healing studies) as an endpoint, which would need to be positive in two studies, to support a label claiming improved healing. We determined to not pursue that request, and therefore we do not expect the FDA will allow us to claim improved healing on the product label.

Because diltiazem is approved in oral formulations for the treatment of angina and high blood pressure, it is eligible for the FDA’s 505(b)2 registration pathway and we were also advised that we should submit a formal PK comparison of VEN 307 with FDA approved oral diltiazem, done in anal fissure patients in the NDA to support the 505b(2) NDA status.

We initiated a second pivotal Phase III clinical trial of VEN 307 (t.i.d. formulation) in anal fissures in the fourth quarter of 2012, and expect to report top line data in the fourth quarter of 2013. This trial is randomizing in a 1:1 ratio, 400 subjects to either 2% diltiazem cream applied peri-anally three times daily or a placebo cream, at approximately 120 sites primarily in the U.S. with supplemental sites in Canada and Israel. The treatment and the double blind period duration will be four weeks. The primary endpoint is similar to that in the prior Phase III trial conducted by S.L.A. Pharma: worst pain with or following defecation during the fourth week of treatment. The key secondary endpoints are average daily pain and Patients’ Global Impression (PGI), also at four weeks. Assuming positive results, we expect to be able to file the NDA in the fourth quarter of 2013 or the first quarter of 2014. Additional studies to be included in the NDA are two provocative skin test safety trials, a cumulative irritation study in 35 healthy volunteers, and a sensitization study in 200 healthy volunteers, following standardized protocols commonly used for the safety evaluation of dermatology products in the U.S. for FDA review, as well as a PK study in patients with anal fissure comparing VEN 307 with an approved oral diltiazem product.

Phenylephrine gel (VEN 308) for the treatment of fecal incontinence associated with ileal pouch anal anastomosis, an FDA orphan indication.   Ileal pouch anal anastomosis, or IPAA, is a surgical procedure used as part of a colectomy, which is a surgical treatment for patients with ulcerative colitis. Fecal incontinence resulting from dysfunctional sphincter tone is a common consequence of this procedure. Patients with IPAA, secondary to a total colectomy, tend to have a high incidence of fecal incontinence, up to 30%, according to a 1987 study conducted by Dr. John Pemberton and others at the Mayo Medical School. According to a U.S. community-based epidemiology study (Nelson et al., JAMA, 1995), 2.2% of the U.S. population suffer from fecal incontinence, which we estimate to be approximately 7.0 million people, based on 2010 Census Bureau population estimates. The surgery associated with IPAA can weaken sphincters and muscles necessary for continence and therefore can result in incontinence. About 30% of patients with ulcerative colitis, a form of inflammatory bowel disease which has a prevalence of 700,000 patients in the U.S. (according to Datamonitor 2008) will have had a colectomy, almost always an IPAA procedure (according to McGlauchlin and Clark, Practical Gastroenterology, 8/2008). IPAA-related fecal incontinence is considered an orphan indication by the FDA and the European Medicines Agency, or EMEA. In 2006, the total population of patients with IPAA-related fecal incontinence in the U.S. was estimated to be 50,000 to 100,000, according to IMS Health, Inc. Currently, there are few options available to treat this problem, consisting of over-the-counter, or OTC, bulk laxatives, fiber diets, Imodium, which is a treatment for diarrhea, and invasive surgical procedures. In addition, Solesta, an injectable inert bulking agent product, was approved as a device by the FDA in May 2011 for the treatment of fecal incontinence in adult patients who have failed conservative therapy. Solesta is injected submucosally around the anal sphincter and consequently has to be administered in an outpatient setting by qualified physicians. In addition, Norgine is conducting a European Phase II program with NRL001, a suppository formulation of an alpha adrenergic stimulating agent for the treatment of fecal incontinence. We are not aware of any FDA-approved drugs for fecal incontinence. In several investigator-initiated clinical trials with patients suffering from IPAA-associated fecal incontinence, topical phenylephrine significantly (and in some patients, dramatically) improved patient bowel control. In clinical trials with other forms of incontinence, improvements were also observed following application of topical phenylephrine, depending on the cause of the incontinence.

Our product, VEN 308, is a gel formulation of phenylephrine. Applied topically, VEN 308 increases anal sphincter tone, thereby improving fecal incontinence in patients where sphincter tone is the major cause of their symptoms, such as post-IPAA surgery. We believe VEN 308 potentially has significant advantages over the limited treatment options currently available for fecal incontinence associated with IPAA, including but not limited to, increased efficacy and/or reduced invasiveness. We have licensed the exclusive North American rights to VEN 308 from S.L.A. Pharma who developed the specific formulation of phenylephrine for the topical use in fecal incontinence and developed the manufacturing method. S.L.A. Pharma’s previous partner, Solvay, conducted important pharmacokinetic studies. We intend to undertake technical development to create a twice daily patentable formulation of VEN 308 in the near future after which we will determine whether to pursue further development of VEN 308. VEN 308 is covered by a patent that will expire in December 2017. The FDA has granted VEN 308 orphan status for the treatment of IPAA-related fecal incontinence. In the U.S., orphan drug designation is given to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Assuming sufficient resources in the future, which could be supplied from the planned commercialization of VEN 307, we expect to conduct a Phase IIb trial in IPAA patients to be followed by one or two Phase III trials (if results are sufficiently positive) in support of the orphan indication of IPAA-related fecal incontinence. We would expect to submit an orphan NDA for VEN 308 for this indication. Orphan status provides seven years of data exclusivity in the U.S. from the date of approval for a specific indication.

Our Strategy

Our objective is to develop and commercialize highly differentiated products to address critical medical needs of the lower gastrointestinal tract. We are developing our product candidates to treat anal fissures and fecal incontinence. We are aware of only one drug that has received FDA approval for the treatment of pain associated with anal fissures in the U.S.; Rectiv, a topical nitroglycerin, was approved by the FDA in June 2011 and was made commercially available by Aptalis in the first quarter of 2012. There are no FDA-approved prescription drugs for the treatment of incontinence, but Solesta, a hyaluronic acid dermal filler, was approved as a device by the FDA in 2011 for intra-anal injection for fecal incontinence and was launched by Salix Pharmaceuticals in 2012.

To achieve this objective, we intend to:

•       complete our second ongoing Phase III trial with the existing three-times-per-day formulation VEN 307, which trial began in the fourth quarter of 2012, and complete two cutaneous safety trials and a PK trial, with the goal to prepare and file an NDA for VEN 307 for the topical treatment of pain associated with anal fissures in the fourth quarter of 2013 or the first quarter of 2014;

•       assuming VEN 307 is approved by the FDA, and because topical diltiazem is already used by colorectal surgeons in the U.S., we intend to engage our own contracted gastrointestinal specialty sales force, and marketing staff to commercialize this product and/or engage a suitable partner in the U.S. and to license it for sale in Canada; and depending on the technical feasibility of a twice dally formulation and successful commercialization of the three times daily formulation of VEN 307 and other factors we intend to develop this product in a patentable twice daily extended release formulation and submit the NDA by the end of 2017 to allow several years of commercialization prior to the end of exclusivity of the original VEN 307 product; and

•       we intend to do technical development to create a twice daily patentable formulation of VEN 308 in the near future after which we will determine whether to pursue further development of VEN 308.

Iferanserin ointment (VEN 309) for the topical treatment of symptomatic internal hemorrhoids. We previously were developing VEN 309, iferanserin, for the treatment of hemorrhoids. We originally licensed VEN 309 from Sam Amer & Co., Inc., or Amer, in March 2008. In November 2011, we purchased all rights, title and interest to VEN 309 from Amer and terminated the license agreement. On June 25, 2012, we reported that our Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Nor could we identify sub-populations in the trial who responded better to drug than placebo. Based on the disappointing results of that Phase III trial and the positive results of our Phase III trial for VEN 307, reported one month earlier in May 2012, we determined that our current resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309 other than the winding down of the program.

Corporate History

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

The purpose of surgery is to reduce hypertonia of the IAS by either manual dilatation or lateral sphincterotomy. Both procedures are highly successful in relieving the pain and promoting healing of fissures. Although a relatively simple and effective surgical procedure, lateral sphincterotomy is also associated with short-term mild-to-moderate fecal incontinence. This is not an insignificant adverse effect and can become permanent or at least chronic in a fairly high percentage of patients. Studies have shown 6 - 8% of patients had incontinence to flatus or minor fecal soiling at a time greater than five years after surgery. In another study, at a mean follow-up time of 66.6 months (range 30 - 84 months), 10% of patients who had a lateral internal sphincterotomy were incontinent.

Over the last decades, Cellegy Pharmaceuticals, Inc., a drug developer (acquired by ProStrakan Group plc, which is a wholly owned subsidiary of Kyowa Hakko Kirin Co. Ltd.), attempted to gain FDA approval for the topical treatment of anal fissures with nitroglycerin, an agent that reduces IAS and anal fissure pain. Early attempts to develop nitroglycerin utilizing a healing endpoint failed as it was discovered most fissures will heal naturally if the patient can endure the pain for the first several weeks of the disorder. However, it was discovered during development that lowering IAS hypertonia did have a significant benefit in reducing the pain associated with anal fissures. Cellegy’s subsequent multiple pivotal studies with pain as a primary endpoint demonstrated a 33% reduction in pain scores in patients with baseline pain score > 48 (1 - 100 mm on the visual analog scale, or VAS). However because Cellegy did not use minimum pain scores as an inclusion criteria, the overall effect was diluted to 22%. In addition, 63% of subjects reported headaches, which is a known systemic side effect of nitroglycerin. The FDA denied its approval, concluding that the risk benefit ratio for nitroglycerin as topical treatment for anal fissure pain was not favorable due to the modest overall effect and high incidence of systemic side effects. Subsequently Cellegy (now ProStrakan) conducted an additional clinical trial in anal fissures which was filed with the FDA in 2009. ProStrakan received a complete response letter for this new NDA in April 2010, because of issues with statistical significance, according to ProStrakan. However, ProStrakan filed a response to these concerns and, in late June 2011, received approval for the product (Rectiv, a 0.4% concentration of nitroglycerin in ointment) to be applied twice daily for the treatment of pain associated with chronic anal fissures, for up to three weeks duration. This product has been marketed in the U.K. and other European countries and elsewhere since 2007. The professional label in Europe, which is a summary of product characteristics, lists headaches as being very common with a 63% incidence of which 45% were moderate or severe, in three pivotal trials. The U.S. label lists headaches as occurring in 64% of patients, with 938 headaches occurring in 79 patients, in one pivotal trial.

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

Further, to examine the quality of compounded formulations of topical 2% diltiazem, in 2012 (2013?), we undertook a high-performance liquid chromatography (HPLC) analysis of preparations of topical 2% diltiazem hydrochloride gathered from retail pharmacies in a metropolitan region of the U.S. A participating healthcare professional wrote 12 prescriptions, with two refills allowed per prescription, so that three prescriptions could be filled at each of 12 pharmacies (36 total refills) for compounded 2% diltiazem cream. The analysis included an assessment of potency (percentage of claim) and content uniformity, with sampling from eight different pre-specified locations within the compounded formulation containers. The United States Pharmacopoeia (USP) standard for potency is 90% to 115% of claim. Of the 36 preparations, five (13.89%) were supra-potent and 13 (36.11%) were sub-potent. The supra-potent prescriptions ranged in potency from 117.2% to 128.5% of claim, and the sub-potent prescriptions ranged in potency from 34.8% to 89.8% of claim. Fourteen (38.9%) preparations lacked content uniformity according to the USP standard. These results demonstrate that although compounded drugs might be formulated under professional pharmacy standards, these standards are inherently less rigorous than federal GMP quality standards. We believe that a topical 2% diltiazem cream produced under GMP regulations is needed to avoid the large percentage of substandard compounded formulations of a drug specifically recommended by the practice parameters of a medical society.

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

In August 2007, we acquired North American rights to diltiazem from Paramount BioSciences, which previously acquired rights from S.L.A. Pharma in the United Kingdom for developing and marketing a proprietary diltiazem cream for relief of pain associated with anal fissures. We incurred a liability to Paramount BioSciences in the amount of $1,087,876, which represented the fees Paramount BioSciences had paid through August 2007 for both VEN 307 and VEN 308. Paramount BioSciences had acquired the S.L.A. rights in March 2007 and began working with us immediately to advance the development of these assets while an asset transfer agreement was finalized. S.L.A. Pharma is developing diltiazem cream for the European market and S.L.A. Pharma began a Phase III clinical trial in the E.U. in November 2010. We are financially supporting the E.U. trial and are obligated to make monthly payments of $41,500 to S.L.A. Pharma for project management fees for VEN 307.

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

Mechanism of action

The mechanism of action for topical diltiazem cream was demonstrated in human pharmacodynamic studies that showed an anal maximal resting pressure, or MRP, reduction of 28% that was sustained for 3 - 5 hours. This MRP reduction is believed to decrease the pain associated with anal fissures by normalizing internal anal sphincter pressure, which improves vascular blood supply and reduces ischemic pain.

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

Table 1. Summary of Investigator-initiated clinical studies.

Study	Condition, treatment, dosage	Study design, endpoints	Efficacy	Adverse events
Carapeti, E.A., et al, Gut, 45:719 - 722, 1999	10 normal subjects; placebo (PBO) or diltiazem (DTZ) gel (0.1%, 0.5%, 1%, 2%, 5%, and 10%)	DTZ or PBO gel applied once to anal margin; maximum resting anal pressure (MRP) and anodermal blood flow measured starting 1 hour after treatment	DTZ decreased MRP at concentrations of 1% and higher, maximum decrease of 28% at 2% gel, no further effect of 5% or 10%; effect at 2% lasted 3 - 5 hours; no change in blood flow	No local or systemic adverse events (AEs) reported

Carapeti, E.A., et al, Dis Colon rectum, 43:1359 - 1362, 2000	15 patients with chronic anal fissures (CAF); 2% DTZ gel, three times-per-day (TID) for 8 weeks	DTZ gel applied to anal margin; MRP, anodermal blood flow and healing rate monitored every 2 weeks, daily diary cards for worst pain (scale of 0 - 10) of the day	Fissures healed in 67% of subjects; significant decrease in MRP and pain (decreased from 5.5 pretreatment to 1 post-treatment); no effect on blood flow	No AEs

Bhardwaj, R., et al, Annual Meeting of British Association of Colon proctologists, Brighton, United Kingdom, 2000	44 patients with CAF, 2% DTZ gel, TID for 8 weeks	27 patients assessed at 2 months, 15 patients evaluated at 4 months (included 9 who had healed at 2 months and remained healed); assessed for healing, pain, rectal bleeding, MRP	Fissures healed in 56% of subjects at 2 months, 73% at 4 months; pain abolished in 88%, bleeding in 92%; MRP decreased by 24% at 2 months	1 patient had minor incontinence to flatus

Jonas, M., et al, Dis Colon rectum, 44:1074 - 1078, 2001	50 patients with CAF, 24 treated with oral DTZ (60 mg), 26 with topical DTZ (2% gel), twice per day (BID) for 8 weeks	DTZ gel applied 1cm inside anus and to anal margin; pain, bleeding, perianal irritation (all 3 measured on a scale of 1 - 100 mm), MRP, healing monitored every 2 weeks	Fissures healed in 38% of subjects (oral) vs. 65% (topical) (9 in each group had previously failed on glyceryl trinitrate (GTN); 7 of these healed on topical vs. 1 on oral DTZ); both oral and topical DTZ decreased MRP; pain, bleeding and irritation reduced by both formulations (pain went from 70 to 7 after 8 weeks on oral, from 68 to 3 on topical)	No AEs in topical group; AEs reported in 8 patients on oral DTZ (headaches, nausea and/or vomiting, rash, decreased sense of taste and smell)

Study	Condition, treatment, dosage	Study design, endpoints	Efficacy	Adverse events
Knight, J,S., et al, Br J Surg, 88:553 - 556, 2001	71 patients with CAF, 2% DTZ gel, BID, additional 8 - 12 weeks for subjects who did not heal on original regimen	DTZ applied perianally; healing monitored;	75% healed after 2 - 3 months, a total of 89% healed after a median duration of 9 weeks (range of 2 - 16 weeks); after a median of 32 weeks follow-up (range 14 - 67 weeks) 66% symptom-free, 17% had mild symptoms, and 7% had reoccurrence	4 patients reported perianal dermatitis, 1 reported headache

Griffin, N., et al, Colorectal Dir, 4:430 - 435, 2002	47 patients with CAF who failed topical GTN, 2% DTZ cream, BID for 8 weeks	Treatment administered in anal verge; daily diary for pain, bleeding and itching (scale of 0 - 100); healing monitored	Fissures healed in 48% of subjects; pain and bleeding decreased after 8 weeks, no effect on itching; 2 patients relapsed after median duration of follow-up 45 weeks (range 23 - 54)	1 patient developed a local perianal rash; up to 25% reported increased perianal itch

DasGupta, R., et al, Colorectal Dir, 4:20 - 22, 2002	23 patients with CAF, 2% DTZ gel, TID for up to 12 weeks	DTZ applied to lower half of anal canal, healing monitored	Fissures healed in 48% of subjects, in a median of 8 weeks (range 1 - 12 weeks); of 8 who had previously failed GTN, 6 (75%) healed; no recurrences at 3 months	No AEs

Kocher, H.M., et al, Br J Surg, 89:413 - 417, 2002	60 patients with CAF, 0.2% GTN ointment (29 patients) or 2% DTZ cream (31 patients), BID for 6 - 8 weeks	DTZ or GTN applied to anal verge, monitored every 3 weeks for healing; pain recorded on VAS (0 - 100) scale	At 8 weeks fissures healed or improved in 12 and 13 patients, respectively, after GTN (86%) vs. 8 (healed) and 16 (improved) after DTZ (77%); both decreased pain to approximately same extent; at 12 weeks 2 GTN patients had recurred vs. none in the DTZ group	21/29 GTN subjects (72%) reported AEs vs. 13/31 (42%) in DTZ group; 17/29 in GTN group had headaches, vs. 8/31 of DTZ patients

Bielecki, K., et al, Colorectal Dir, 5:256 - 257, 2003	43 patients with CAF, 0.5% GTN ointment (21 patients) or 2% DTZ ointment (22 patients), BID for 8 weeks	Patients monitored 3 times during treatment	Fissures healed in 86% of GTN, 86% of subjects with DTZ, 3 failures in each group	Mainly headache in 7 GTN patients (33%), no AEs reported in DTZ patients

Study	Condition, treatment, dosage	Study design, endpoints	Efficacy	Adverse events
Shrivastava, U.K., et al, Surg Today, 37:482 - 485, 2007	90 patients with CAF; 2% DTZ ointment (30 patients), 0.2% GTN ointment (30 patients), BID; no treatment (30 patients)	Treatments applied BID to anus, patients monitored for healing and pain (VAS) twice 2 per week then every 2 weeks	Fissures healed in 80%, 73% and 33% for DTZ, GTN and control subjects, respectively; mean time for healing 6.6 weeks, 7.0 weeks and 7.6 weeks for DTZ, GTN and controls, respectively; pain decreased by 75% for DTZ, 59% for GTN and 29% for controls at 6 weeks; recurrence rate 12.5%, 32% and 50% for DTZ, GTN and controls, respectively	No AEs in DTZ patients, 67% of GTN patients had headaches

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

Blood pressure was measured at the following times after the single dose on Days 1 and 4: predose, 15, 30 and 45 minutes and one, one and a half, two, four and eight hours after dosing. The relatively small maximum mean decreases (mmHg) in blood pressure in patients receiving 2%, 4% and 8% cream (3 - 4 patients per group) by Day 4 ranged from 4 to 8mmHg systolic blood pressure, or SBP, and 4 to 6 mmHg diastolic blood pressure, or DBP. The changes were, in general, transient and asymptomatic and blood pressure had returned to at or near baseline by the next reading. There was no clear dose-related effect among the 2%, 4% and 8% creams with respect to decreases in blood pressure. In clinical trials with oral diltiazem for hypertension, the patients receiving placebo had mean decreases of blood pressure from 2 to 4 mmHg.

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

Summary of studies to date

The topical application of diltiazem cream provides pain relief associated with anal fissure and has also been found to be associated with healing. The effects of diltiazem cream are comparable to those observed for treatment of anal fissure with topical application of GTN, but diltiazem cream is much better tolerated. Based on currently available data and discussion with the FDA, we think it is clear that relief of pain associated with anal fissures is the preferred clinical endpoint. Our belief is supported by the study by U.K. Shrivastava, et al., published in Surgery Today, 37:482 - 485, 2007 (see Table 1 above), which compared GTN and diltiazem perianally compared with standard care alone. In this trial, pain decreased by 75% for diltiazem compared with 29% for controls at six weeks. In almost all studies with either GTN or diltiazem where pain was measured, results are consistent whereas with healing as an endpoint results are variable.

Our belief that relief of pain associated with anal fissures is the preferred clinical endpoint is further supported by market research that identified clinicians’ primary treatment goal as pain relief. Importantly, the diltiazem mechanism of action for pain relief is to reduce IAS pressure which addresses the underlying cause of anal fissure pain.

Diltiazem cream (VEN 307) development plan

In August 2007, we had a pre-IND meeting with the FDA concerning VEN 307 for the treatment of pain from anal fissures where it was established that next clinical studies needed for approval were two pivotal Phase III trials, preceded (if conducted in the U.S.) by three short-term dermal toxicology studies. Prior to conducting clinical Phase III trials in the U.S., we must complete three short-term dermal toxicology studies and file an IND for FDA approval. We plan to employ a two-pronged development strategy for VEN 307. While S.L.A. Pharma has conducted the first Phase III clinical trial in the E.U. using the original three times daily (t.i.d.) formulation, which was completed and reported in May 2012, we have initiated technical development of what we believe is a superior formulation with potentially new intellectual property in the form of an extended release formulation. There are several proven methodologies for extended release topical formulations, and we have observed that diltiazem is readily druggable in this regard. We have assessed three to four alternatives preclinically with an external contractor, and we expect to assess in pre-clinical in vivo studies the absorption and the effect on IAS pressure with the most promising formulation. Assuming positive outcomes, we plan to file North American patent applications for all formulations that are technically feasible.

Assuming the successful launch of VEN 307 (t.i.d.), we will make the final decision on which twice daily (b.i.d.) formulation to pursue depending on several factors, including whether the new formulation is potentially clinically superior (i.e., the same efficacy, tolerability and systemic diltiazem exposure (the maximum plasma concentration, or Cmax) can be achieved with only b.i.d. administration or less), our available resources, revenue, if any, from VEN 307, the observed market size for anal fissures, and existing and projected reimbursement patterns, clinical and regulatory considerations, and our assessment of the then-current state of our intellectual property estate. If the new U.S. developed formulation is superior and the other factors are met, we plan to initiate comparative manometry studies in volunteers for PK and pharmacodynamic (PD) with two of the new formulations, using our base formulation as the comparator and then launch one to two (depending on FDA requirements) pivotal trials with one of the candidates in parallel in order to complete the NDA for an estimated FDA submission prior to the end of 2017 to allow several years of marketing before loss of exclusivity for the original VEN 307 product. We intend to finance the clinical development of the extended release formulation of VEN 307 from operating profit from the planned commercialization of VEN 307 (t.i.d. formulation). We expect to continue to pursue other lifecycle options, such as combination with other drugs.

Supply of clinical trial product

We have in place a primary supplier, and have identified and are qualifying back-up suppliers, for the active pharmaceutical ingredient for VEN 307. We have evaluated and selected a supplier of drug product for our current and planned research studies and clinical trials and also to provide us with our commercial supply of drug product, in the event of FDA approval of VEN 307.

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

Investigator-initiated clinical studies

A number of investigator studies have been conducted with phenylephrine applied topically for the treatment of fecal incontinence and are summarized in Table 2 . These studies were conducted by independent investigators and not by us or any partner of ours. The year the study was published is given under the column headed “Study.” One of these studies was conducted in patients with IPAA-related fecal incontinence. In one specific randomized controlled trial, phenylephrine significantly reduced the incontinence score ( P = 0.015) and improved subjective measures ( P = 0.04) compared with placebo. For some patients in this study, phenylephrine totally eliminated nocturnal episodes of fecal incontinence. No patient discontinued treatment during the study due to side effects. Studies in patients whose incontinence was more related to factors other than anal sphincter tone (many patients in the passive fecal incontinence studies) showed less response. As a result, our development plan will initially focus on the orphan IPAA indication.

Table 2. Investigator-initiated studies of topical phenylephrine gel for treatment of fecal incontinence.

Study	Condition, treatment, dosage	Summary of results
Carapeti, E.A., et al, Br J Surg. 86:267 - 270, 1999	Normal subjects, phenylephrine gel (5%, 10%, 20%, 30%) applied once to anal verge	Resting anal pressure increased by 8% to 33%, effect lasted for median of 7 hours, no change in pulse

Carapeti, E.A., et al, Dis Colon rectum, 43:1059 - 1063, 2000	IPAA-related FI, 10% phenylephrine or placebo gel, 2 times/day for 4 weeks	50% (6/12) of phenylephrine subjects improved vs 8% (1/12) placebo, 33% had cessation of FI on phenylephrine, 0% on placebo, phenylephrine increased anal pressure. No reported side effects.

Carapeti, E.A., et al, Br J Surg, 87:35 - 42, 2000	Passive FI, 10% phenylephrine vs placebo cream, 2 times/day for 4 weeks	No effect of phenylephrine or placebo on incontinence or anal pressure, 17% of phenylephrine and 6% of placebo patients had > 75% improvement

Cheetham, M.J., et al, 2000	Passive FI, 20% phenylephrine or placebo gel, 2 times/day for 4 weeks	No effect of phenylephrine or placebo on incontinence, anal pressure, blood pressure, or pulse rate

Sasse, K.L., et al, Dis Colon rectum, 43:A2, 2000	FI, 10% phenylephrine cream, 24 weeks	Increased anal pressure, improved incontinence

Cheetham, M.J., et al, Gut, 43:356 - 359, 2001	Passive FI, placebo or phenylephrine gel (10%, 20%, 30%, or 40%) as single application	Anal pressure increased in dose-related manner after phenylephrine, no effect on pulse, transient perianal burning

Mutch, M.G., et al, 2002	Passive FI, 10% phenylephrine cream, 3 times/day for 30 days	Phenylephrine improved incontinence score, anal pressure, and anal sphincter length

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

Phenylephrine gel (VEN 308) development plan

We intend to do technical development to create a twice daily patentable formulation of VEN 308 in the near future after which we will determine whether to pursue further development of VEN 308.

Supply of clinical trial product

At this time, we are not actively pursuing the development of VEN 308 and have not undertaken any clinical supply activities for VEN 308.

License Agreements and Intellectual Property

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

License Agreements - VEN 307 and 308

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

We also are required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both VEN 307 and VEN 308. Our total payment obligation for these development costs for VEN 307 will not exceed $4,200,000. From August 2007 through December 31, 2012, we made $4,200,000 of such payments. Additionally, upon receipt of a quality controlled final study report for the Phase III trial for VEN 307 in Europe, the cap on the amount of payments we must make to S.L.A. Pharma in respect of VEN 307 development costs will be increased to $4,600,000, and we must pay S.L.A. Pharma $400,000, which we paid in February 2013 upon the receipt of the report that month.

We remain obligated to pay S.L.A. Pharma $41,500 a month for project management fees for VEN 307, which we began paying in October 2010, until S.L.A. Pharma is no longer managing the development program for VEN 307. From October 2010 through December 31, 2012, we have paid $1,079,000 in project management fees for VEN 307.

From August 2007 through December 31, 2012, we had paid $973,500 in project management fees to S.L.A. Pharma relating to the development of VEN 308. These project management fees were terminated effective October 1, 2010. We do not expect to continue developing VEN 308 in the short term and therefore do not expect to make any additional payments.

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

The Exclusive License Agreement with S.L.A. Pharma is terminable by us for any reason upon 90 days’ written notice, and by either party in the event of a material breach or default of the Exclusive License Agreement or either party becomes bankrupt or insolvent. In the event that we are not current in our payments under the license agreement, S.L.A. Pharma may terminate the Exclusive License Agreement if we have not brought the payments current within three business days of receipt of notice from S.L.A. Pharma. If the Exclusive License Agreement is terminated in any of these situations, we would have no further payment obligations to S.L.A. Pharma. In the event we have a “change in control” prior to the completion of the Phase III trial for VEN 307 and we terminate the Exclusive License Agreement within 30 days of the change in control, we must pay the balance of all payments owed for VEN 307 even if S.L.A. Pharma has not actually incurred those costs. In the event we have a “change in control” after the completion of the Phase III trial for VEN 307 and we terminate the Exclusive License Agreement within 30 days of the change in control, we must pay the balance of all payments owed for VEN 307 even if S.L.A. Pharma has not actually incurred those costs plus any other development expenses mutually agreed upon, but excluding the $41,500 monthly payments for VEN 307 and any monthly payments that might have been agreed to and initiated for VEN 308. A “change in control” is defined as a merger or other reorganization of our company in which our stockholders prior to the transaction do not own a majority of the voting stock of the surviving or successor entity, the sale by one or more of our stockholders of a majority of our voting securities, or the sale of all or substantially all of our assets related to VEN 307 and VEN 308. A “change in control” does not include a bona fide financing transaction in which voting control transfers to one or more persons or entities who acquire our securities in the transaction.

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

License Agreements - VEN 309

On June 5, 2011, we entered into an asset purchase agreement with Amer to acquire all rights, title and interest to VEN 309. We paid $500,000 on execution and paid $12 million for the asset at closing, which took place on November 14, 2011. We also paid Amer $50,000 on execution and paid Amer $5,000 per month for consulting services through the closing. Prior to the purchase, we had licensed the rights to VEN 309 from Amer.

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

We are solely responsible for the prosecution of the patent for VEN 309. Because we have ceased development of VEN 309, and to conserve resources, we have determined to not make maintenance fee payments on the patents for VEN 309.

Competition

As of the date of this report, we believe that there are no FDA-approved drug products that compete with VEN 308 nor are we aware of any products that could potentially compete against any of our products for which FDA approval is currently being sought. However, a competing product could be filed for FDA approval in the future. Further, non-FDA-approved products could be introduced in the future that could compete with our planned products.

In late June 2011, ProStrakan Group plc received approval for Rectiv, a 0.4% concentration of nitroglycerin in ointment to be applied intra- and peri-anally twice daily for the treatment of pain associated with chronic anal fissures for a duration of up to three weeks. The U.S. label (professional package insert) for Rectiv lists headache occurring in 64% of patients with 938 headaches occurring in 79 patients, in the one pivotal trial described. In January 2012, Aptalis Pharma announced that it had signed an exclusive license agreement with ProStrakan Group plc to market Rectiv in the U.S; Rectiv became commercially available in the first quarter of 2012.

The American Gastroenterology Association, in a technical review of anal fissure management in 2003 (Madoff, R.D. & Fleshman, J.W. (2003) AGA Technical Review on the Diagnosis and Care of Patients With Anal Fissure, Gastroenterology, 124, 235-245) states, “Based on the relatively limited data available to date, topical anal fissure therapy with calcium-channel blockers appears to be roughly as effective as treatment with topical nitrates. Moreover, the side effect profile of topical calcium-channel blockers appears superior, specifically with respect to fewer reported headaches.” Rectiv is a topical nitrate.

In the U.S., topical nitroglycerin, compounded in a twice daily ointment, has been used for over a decade while diltiazem cream has been in use for approximately five to seven years. Solvay Pharmaceuticals Inc., the original licensee for VEN 307 in the U.S., commissioned in 2003 an extensive quantitative market research study by Eidetics in 206 general practitioners, gastroenterologists and colorectal surgeons. In 2003, compounded topical nitroglycerin had been in use for several years but diltiazem cream had not yet seen appreciable use. The product profile presented to physicians described equivalent efficacy of diltiazem to nitroglycerin for pain relief and healing, but also described meaningful differences in headache incidence, and this is the comparative profile we expect if VEN 307 is approved. In response to this comparative profile, diltiazem was the preferred prescription treatment for anal fissures with 35% overall preference share for topical diltiazem, 23% for topical hydrocortisone and 14% for topical nitroglycerin.

Topical nitroglycerin has also been marketed in the U.K. and other European countries and elsewhere as Rectogesic TM since 2007 while at the same time diltiazem cream, though not approved, has been used on a named patient basis or compounded. The professional label in Europe for Rectiv marketed as Rectogesic lists headaches as being very common with a 63% incidence, of which 45% were moderate or severe. Indeed, the Association of Coloproctology of Great Britain and Ireland in their guidelines of 2008 (Cross, K.L.R., et al., (2008), The Management of Anal Fissure: ACPGBI Position Statement, Colorectal Disease, 10 (Suppl. 3), 1-7) states that, “ Topical diltiazem has similar efficacy to GTN (nitroglycerin) but with fewer side effects and should be recommended as first line treatment in the management of anal fissure”.

Based on results of previously published trials (such as Kocher et al. 2002 and Shrivastava 2007, see Table 1 above under the heading “Diltiazem Cream (VEN 309) Development - Investigator-initiated clinical studies (studies sponsored by individual clinicians)”, we believe that the efficacy of diltiazem cream is likely to be similar to Rectiv in the relief of pain from chronic anal fissures while we believe that the side effects, particularly moderate and severe headaches, are likely to be substantially less than those observed with topical nitroglycerin, and we expect to observe this in our subsequent trials, some or all of which are expected to have a comparative arm of Rectiv. Consequently, considering existing professional society views in the U.S. and the U.K., even though VEN 307 is not yet approved in those countries, and considering existing data (some of which is directly comparative) on both products, we believe that, if approved, VEN 307 will be highly competitive with Rectiv.

In addition, in 2011, an Israeli company, RDD Pharma Ltd., completed in Israel a 20 patient single-arm open label study of the effect of coated suppositories of nifedipine, a calcium channel blocker, on pain and healing in the treatment of chronic anal fissures.

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

Each NDA submitted for FDA approval is usually reviewed for administrative completeness and reviewability within 45 to 60 days following submission of the application. If deemed complete, the FDA will “file” the NDA, thereby triggering substantive review of the application. The FDA can refuse to file any NDA that it deems incomplete or not properly reviewable. The FDA has established performance goals for the review of NDAs - six months for priority applications and 10 months for standard applications. However, the FDA is not legally required to complete its review within these periods, and these performance goals may change over time. Moreover, the outcome of the review, even if generally favorable, typically is not an actual approval but an “action letter” that describes additional work that must be done before the application can be approved. The FDA’s review of an application may involve review and recommendations by an independent FDA advisory committee. Even if the FDA approves a product, it may limit the approved therapeutic uses for the product as described in the product labeling, require that warning statements be included in the product labeling, require that additional studies be conducted following approval as a condition of the approval, impose restrictions and conditions on product distribution, prescribing, or dispensing in the form of a risk management plan, or otherwise limit the scope of any approval.

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

Employees

As of February 28, 2013, we had eight employees and had contracted with seven consultants and three contract research organizations excluding S.L.A Pharma, on manufacturing, preclinical and clinical aspects of our drug programs. We use consulting agreements to avoid the costs customarily associated with employees to save resources.

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

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated losses since we began operations and, as of December 31, 2012, we had a deficit accumulated during the development stage of $92.3 million. We expect to incur substantial additional losses over the next two years as we continue to pursue our research, development and clinical trial activities, especially for VEN 307. Such losses could continue beyond that time frame if we do not successfully launch and commercialize VEN 307 as planned. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until VEN 307 is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next two years, and beyond if we do not successfully launch and commercialize VEN 307 as planned. We might never achieve or maintain profitability. Even if we succeed in developing and commercializing VEN 307 or other product candidates, we could incur substantial losses in the future. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	continue to undertake non-clinical and clinical trials for product candidates, especially VEN 307;

•	seek regulatory approvals for our product candidates, including VEN 307;

•	implement additional internal systems and infrastructure; and

•	hire additional personnel, including additional personnel related to the planned launch of VEN 307.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of research and clinical trials for VEN 307 and our other product candidates;

•	obtaining necessary regulatory approvals from the FDA and international regulatory agencies;

•	establishing manufacturing, sales, and marketing arrangements with third parties; and

•	raising sufficient funds to finance our activities, if and when needed.

We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations might be materially adversely affected.

We have no approved products.

To date, we have no approved product on the market and have generated no product revenues. Unless and until we receive approval from the FDA for VEN 307 and approvals from the FDA and other regulatory authorities for our other product candidates, we cannot sell our drugs and will not have product revenues. Therefore, until the planned launch and commercialization of VEN 307, and thereafter if approval is not granted or the launch is not successful, we will have to fund all of our operations and capital expenditures from cash on hand, any licensing fees and any future securities offerings or debt financings. We intend to devote substantially all of our resources for the next two years to the development of our lead product candidate, VEN 307. In the event we do not obtain regulatory approval of or successfully launch VEN 307, our business will be materially and adversely affected.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, in late June 2012, we reported that our Phase III randomized, double-blind, placebo-controlled clinical trial of iferanserin (VEN 309) in patients with hemorrhoidal disease did not meet its endpoints, despite favorable Phase II trial results. As a result, we have determined that our current resources would be better allocated toward the planned completion of VEN 307 for the treatment of anal fissures for which we reported positive results from our Phase III randomized, double-blind, placebo-controlled clinical trial conducted in Europe by S.L.A. Pharma. The failure to obtain positive results in our ongoing Phase III trial for VEN 307 in the U.S. would seriously impair the development prospects, and even prevent regulatory approval, of VEN 307. Such a failure also would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our recently begun second Phase III trial for VEN 307 may be more expensive and time consuming than we currently expect. The FDA could insist that we submit the NDA for review with two U.S. Phase III trials for VEN 307, or after the review of an NDA submission based on the S.L.A. Pharma trial and our first Phase III trial in the U.S., require a second U.S. study for approval which would eliminate possible time and cost savings for the submission of the NDA for VEN 307, and which would add to the time and cost of VEN 307's development.

We are a development-stage company and might not be able to commercialize any product candidates.

We are a development-stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake research and development and clinical trials;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales, marketing and distribution activities.

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

The results of our ongoing second Phase III trial for VEN 307 might not be positive or as positive as the results of the first Phase III trial.

While the results of the first Phase III trial, announced in May 2012, were positive, the results of our ongoing second Phase III trial may not be as positive as the results for the first Phase III trial, if at all. Further, the results of any additional studies or trials designed to show efficacy and safety of VEN 307, including our two cutaneous safety trials, may not be positive. Lastly, unforeseen safety issues could emerge in any future study or trial, which could severely hamper the likelihood of FDA or other regulatory approval of VEN 307. If any of these events were to occur, the development of VEN 307 could be significantly delayed and more expensive than anticipated, and could lead us to abandon our development efforts entirely, any of which would have a significant adverse effect on our business.

We may need additional financing to complete the development of VEN 307 and fund our activities in the future.

We anticipate that we will incur operating losses for the next two years as we continue to develop VEN 307 and will require substantial funds during that time to support our operations. We anticipate that to complete the clinical trial process to obtain the approval of VEN 307 will cost approximately $15 million. We expect that our current resources will provide us with sufficient capital to fund our operations to develop VEN 307 through to FDA approval and commercial launch. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources, including the conducting of our ongoing Phase III trial or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to complete the development of VEN 307. Thereafter, if VEN 307 is not approved or the launch is not successful, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to raise capital, we could be forced to discontinue product development, forego sales and marketing efforts, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

We are dependent on a license relationship for VEN 307 and VEN 308.

We have acquired, by license from S.L.A. Pharma, the rights to VEN 307 and VEN 308, which are critical to our business, and we might enter into additional licenses in the future. The license with S.L.A. Pharma contains, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to the licensor. In addition, we are obligated to pay S.L.A. Pharma monthly project management fees of $41,500 until S.L.A. Pharma is no longer managing the development program for VEN 307. In the event we breach these obligations to S.L.A. Pharma, we could lose our rights to VEN 307 or VEN 308, or both, depending on the breach, which would have a material adverse effect on our business and prospects. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

We have had negative cash flows from operations and might not be able to generate sufficient cash to meet our substantial obligations to S.L.A. Pharma, which could result in the termination of our license or put substantial burdens on our financial position.

We license both of our product candidates, VEN 307 and VEN 308, from S.L.A. Pharma, and have obligations related to VEN 308 and to fund S.L.A. Pharma’s development efforts for VEN 307 in the E.U. Under the license, we are obligated to pay S.L.A. Pharma monthly project management fees of $41,500 until S.L.A. Pharma is no longer managing the development program for VEN 307. Further, if we commercialize a product candidate, we must pay S.L.A. Pharma annual royalties ranging from the mid to upper single digit percentages, based upon net sales of the product. We also are required to make future milestone payments totaling up to $20 million upon the achievement of various milestones related to regulatory events for both VEN 307 and VEN 308, the earliest of which is not anticipated until late 2014 or early 2015.

We expect to experience negative cash flow for at least the next two years as we fund our operating losses and capital expenditures for the development of VEN 307 and VEN 308. In the event that we are not current in our payments under the license agreement, S.L.A. Pharma may terminate the license agreement if we have not brought the payments current within three business days of receipt of notice from S.L.A. Pharma. In the event we breach these obligations, we could lose our rights to VEN 307 or VEN 308, or both, depending on the breach, which would have a material adverse effect on our business and prospects.

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

The results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials. Accordingly, even if we obtain or have obtained positive results from preclinical or early clinical trials, we might not achieve the same success in future clinical trials. For example, although positive results have been observed in earlier and recent clinical trials of each of VEN 307 and VEN 308, there is no assurance that any of our future clinical trials will be successful. Clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to meet the requisite regulatory approvals.

We are using and intend to continue to rely on one or more contract research organizations, or CROs, to conduct our clinical trials for VEN 307. We are highly dependent on these CROs to conduct our trials in accordance with the requirements of the FDA and good scientific practice. In the event the CROs fail to perform their duties in such a fashion, we may not obtain regulatory approval for any of our product candidates.

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

To our knowledge, there is currently only one FDA-approved drug for the treatment of anal fissures. Rectiv, a topical nitroglycerin treatment, was approved in late June 2011 by the FDA, and came to market in the first quarter of 2012. For the treatment of fecal incontinence, Solesta, an injectable therapy developed by Oceana Therapeutics, was approved as a device by the FDA in 2011 and came to market in 2012. To our knowledge, there are no other products approved or in development although there are two non-drug products in development. If our competitors develop effective treatments for anal fissure or fecal incontinence and successfully commercialize those treatments, our business and prospects might be materially harmed.

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

We are highly dependent on the services of our Chairman, Chief Executive Officer and acting Chief Medical Officer, Dr. Russell H. Ellison. Our employment agreement with Dr. Ellison does not ensure his retention. This is also true for our other management team members, both present and future.

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

We include a non-compete provision in any employment agreement we enter into with an employee, including Dr. Ellison, that runs during the term of the agreement and for six months after termination, and, in the case of Thomas Rowland, who resigned as our Chief Business Officer effective September 30, 2012, up to one year from the date of his resignation. This non-compete provision, with a six-month duration after termination, was also included in employment agreements with our former chief medical officer and chief scientific officer, which have lapsed.

We include a confidentiality provision in any employment or consulting agreement we enter into with an employee or a consultant. The confidentiality provision runs during the term of the agreement and thereafter without limit. As a result, the confidentiality provisions contained in the employment agreements with our former chief business officer, chief medical officer and chief scientific officer remain in effect and are in effect under all of our current consulting agreements.

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

At February 28, 2013, we had eight employees, seven consultants and three contract research organizations with whom we have contracted to carry out the development of VEN 307. While we believe this will provide us with sufficient staffing to develop VEN 307 through to FDA approval, we might need to hire or contract with additional qualified personnel with expertise in clinical research and testing, government regulation, formulation and manufacturing and sales and marketing to commercialize VEN 307. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

We cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the drug approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain. For example, the FDA proposed that we include an additional treatment arm in our pivotal Phase III trail for VEN 309, which increased the cost of that trial.

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

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we might be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We obtained clinical trial insurance for VEN 307 prior to beginning the Phase III trial in late 2012. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we hold now or in the future might not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A successful product liability claim or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

Since we went public on December 22, 2010 and through February 28, 2013, the price of our common stock has fluctuated between $1.99 and $21.00, with significant volatility after we announced on June 25, 2012 that VEN 309 failed to meet the endpoints of our Phase III trial. Continued volatility in the market price of our common stock might prevent you from being able to sell your shares of our common stock at or above the price you paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

Several provisions of the Delaware General Corporation Law and our Amended and Restated Certificate of Incorporation and Bylaws could discourage, delay or prevent a merger or acquisition, which could adversely affect the market price of our securities.

Several provisions of the Delaware General Corporation Law and our Amended and Restated Certificate of Incorporation and Bylaws could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our securities could be reduced as a result. These provisions include:

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

If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, six financial analysts publish reports about us and our business. We do not control these or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any of the analysts who cover us downgrade our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Substantial future sales of our common stock in the public market may depress our stock price and make it difficult for you to recover the full value of your investment in our shares of securities.

As of February 28, 2013, we had 19,604,350 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. In addition, the issuance of up to 2,200,000 shares of our common stock upon conversion of the Series A Preferred Stock issued in February 2013 would be substantially dilutive to the outstanding shares of our common stock. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. In addition, at February 28, 2013, we had outstanding options and warrants to purchase an aggregate of 1,878,475 shares and 874,651 shares, respectively, of our common stock. If these options or warrants are exercised and the shares issued upon exercise are sold, the market price of our securities may also decline. These factors also could impair our ability to raise needed capital by depressing the price at which we could sell our securities.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We occupy space on the 5 th floor at 99 Hudson Street, New York, New York 10013. We rent this space pursuant to a lease that runs until August 2014. We believe our current facilities are suitable and adequate for our activities until such time as we hire a significant number of additional employees or consultants. We intend to renew the lease prior to its expiration.

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

	2011
	High	Low
First Quarter	$11.98	$5.75
Second Quarter	$21.00	$11.02
Third Quarter	$15.10	$7.84
Fourth Quarter	$9.94	$6.96

	2012
	High	Low
First Quarter	$12.00	7.68
Second Quarter	$13.53	$4.20
Third Quarter	$4.40	$3.46
Fourth Quarter	$3.81	$1.99

On March 12, 2013, the closing price for the common stock as reported on the NASDAQ Capital Market was $3.32.

As of March 12, 2013, there were 105 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Performance Graph

The following graph compares our cumulative total stockholder return from December 17, 2010 with those of the Nasdaq Composite Index and the Nasdaq Biotech Index and assumes that all dividends were reinvested. The graph assumes that U.S. $100 was invested on December 17, 2010 in (1) our common stock, (2) the Nasdaq Biotech Index and (3) the Nasdaq Composite Index. The measurement points utilized in the graph consist of the last trading day in each calendar year, which closely approximates the last day of our respective fiscal year. The historical stock performance presented below is not intended to and may not be indicative of future stock performance.

Company/Peer Company/ Market	12/31/10	12/31/2011	12/31/2012
Ventrus Biosciences	$105.08	$127.11	$34.29
NASDAQ Biotechnology Index	$99.10	$110.80	$146.15
NASDAQ Composite Index	$100.37	$98.57	$114.25

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

Statement of Operations Data:

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)

Operating expenses	$24,855	$34,002	$4,766	$3,340	$7,164

Loss from operations	(24,855)	(34,002)	(4,766)	(3,340)	(7,164)

Interest income	65	76	6	-	13

Interest expense		(419)	(10,530)	(1,199)	(1,635)

Net loss	(24,790)	(34,345)	(15,291)	(4,539)	(8,786)

Balance Sheet Data:

	As of December 31,
	2012	2011	2010	2009	2008

Total assets	$20,556	$37,046	$14,617	$166	$870

Deferred financing costs, net	-	-	27	69	-

Total stockholders’ equity (deficiency)	17,810	34,533	11,626	(13,363)	(9,457)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a development-stage specialty pharmaceutical company currently focused on the development of late-stage prescription drugs for gastrointestinal disorders, specifically anal disorders.

We have in-licensed our two proprietary product candidates that are in clinical development that address large market opportunities, including our most advanced product candidate, VEN 307. VEN 307 is a pre-mixed and pre-packaged proprietary topical formulation of the drug diltiazem which we are developing for the treatment of anal fissures. VEN 308 is intended to treat fecal incontinence.

Our development partner, S.L.A. Pharma, conducted a Phase III trial of VEN 307 in Europe, the positive results of which we announced in May 2012. Based on those results, we initiated a second pivotal Phase III clinical trial of VEN 307 in anal fissures in the fourth quarter of 2012, and expect to report top line data in the fourth quarter of 2013. We intend to undertake technical development to create a twice daily patentable formulation of VEN 307 after which we will determine whether to pursue further development of an extended release formulation of VEN 307.

Based on disappointing results of our Phase III trial of VEN 309 for the treatment of hemorrhoids, which we reported in June 2012, we have ceased all activity related to VEN 309 other than the winding down of the program..

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings, our initial public offering in 2010, a public offering of our common stock in July 2011, sales of our common stock in mid-2012 pursuant to an at-the-market program, and a public offering of our common stock and Series A non-voting convertible preferred stock in February 2013. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of VEN 307 and VEN 308. As of December 31, 2012, we had a deficit accumulated during the development stage of $92,319,514. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. We do not anticipate FDA approval and launch of VEN 307 until at least late 2014 or early 2015. As a result, our operating losses are likely to be substantial over the next two years as we continue the development and undertake commercialization of VEN 307 and thereafter if approval is not received or VEN 307 is not successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements through FDA approval of VEN 307 and its initial launch and commercialization. Thereafter, we will need revenue from commercial sales of VEN 307, if any, or additional capital to continue operations.

Financial Operations Overview

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 2 to the December 31, 2012 audited financial statements included in this report. The following accounting policies are critical to fully understanding and evaluating our financial results.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to December 31, 2012, we incurred $59,043,406 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the full $12.5 million purchase price we paid in 2011 for VEN 309.

We plan to continue research and development expenses for the at least the next two years in order to complete development of our most advanced product candidate, VEN 307. On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the disappointing results of that Phase III trial, we have determined that our current resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309 other than the winding down of the program.

The following table summarizes the research and development expenses incurred since inception.

	YE 2010	YE 2011	YE 2012	Period from October 7, 2005 (inception) to December 31, 2012
VEN 307	$1,309,501	$1,921,922	$5,565,280	$11,289,203
VEN 309	$379,237	$22,230,856	$13,102,375	$43,773,214
Other	$161,928	$1,124,904	$846,508	$3,980,989

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s clinical data, regulatory conversations with FDA, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development and regulatory process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Based on its current status, we anticipate that to complete the clinical trial process and commercialize our lead product candidate VEN 307 will cost approximately $15 million. This estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with VEN 307. We believe the Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through FDA approval and initial launch and commercialization of diltiazem. Assuming such approval and launch, thereafter, if the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.

Our significant accounting policies are described in more detail in Note 1 to our audited financial statements included in this report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

The following table summarizes our future contractual obligations and commercial commitments at December 31, 2012.

	Less than 1 year	1-2 years

SLA Pharma	$498,000	$-
Regus (office lease)	$74,046	$58,800
Total contractual obligations	$572,046	$58,800

Results of Operations

Comparison of the Years Ended December 31, 2012 and December 31, 2011

Research and Development Expense

Research and development expense was $19,514,163 for the year ended December 31, 2012, a decrease of $5,763,519 or 22.80%, from $25,277,682 for the same period in 2011. The primary reason for the decrease was the $12.5 million purchase price for VEN 309 that was paid to Sam Amer in 2011, which was offset by costs associated with preparing for and initiating the second clinical trial for VEN 307 in 2012.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees and directors in 2012. We expect that our general and administrative expenses will increase as we add additional personnel to continue our commercialization plans for VEN 307.

General and administrative, or G&A, expense was $5,341,333 for the year ended December 31, 2012, a decrease of $3,383,058, or approximately 38.77%, from $8,724,391 for the year ended December 31, 2011. The biggest decrease in G&A expense in 2012 was associated with stock-based compensation expense for employees, consultants and directors which decreased by $3,524,000, as well as a decrease in investor relations expenses of $112,000, which was offset by increases in board fees of $105,000, directors and officers insurance of $86,000, and consulting fees of $65,000.

Interest Expense and Income

We had no outstanding loans during the year ended December 31, 2012 due to repayment of all loans in July 2011 and therefore had no interest expense for the year, a decrease of $116,664 from the year ended December 31, 2011. Interest income was $65,066 for the year ended December 31, 2012 compared to $76,334 for the year ended December 31, 2011.

Comparison of the Years Ended December 31, 2011 and December 31, 2010

Research and Development Expense

Research and development expense was $25,277,682 for the year ended December 31, 2011, an increase of $23,427,016, or 1265%, from $1,850,666 for the year ended December 31, 2010. The primary reason for the increase was the increased development activities of VEN 309, which commenced after we received the proceeds from our initial public offering in December 2010. We have incurred higher development costs due to initiation of the Phase III clinical trial as well as product development and manufacturing costs to support the clinical study. Additionally, we expensed $12,500,000 relating to the acquisition of title and rights to VEN 309 from Sam Amer.

General and Administrative Expense.

General and administrative, or G&A, expense was $8,724,391 for the year ended December 31, 2011, an increase of $5,808,801, or approximately 199%, from $2,915,590 for the year ended December 31, 2010. We had limited operations and related operating expenses in the first half of 2010 due to the lack of funds. We began increasing our operating activities in the second half of 2010. The largest G&A expense incurred in the year 2011 was associated with stock-based compensation expense for employees, consultants and directors which increased by $3,550,080 as well as G&A salaries of $1,331,211 which did not exist in 2010.

Interest Expense

Interest expense of $116,664 in 2011 consisted of interest incurred on related party note which was paid in full in July 2011. Additionally, there was $302,327 of amortization of debt discount and deferred financing costs. Interest expense in 2010 consisted of interest incurred on the 5% related parties’ promissory notes which were issued from October 2005 to June 2008, the 8% related parties’ promissory notes which were issued from July 2008 to December 2010, the 10% Paramount Credit Partners notes from January 2009 to June 2010, the 8% senior convertible notes which were issued from December 2007 to December 2008, the 10% senior convertible notes from December 2008 to December 2010, the 8% 2010 senior convertible notes which were issued from February 2010 to December 2010, our letter of credit borrowings and interest due on our license fee payments. Additionally, interest expense included the beneficial conversion charge of conventional convertible debt that was converted below market value as well as amortization of debt discount and deferred financing costs, as well as the debt discount for warrants issued in connection with debt financings.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2012 principally with debt (which in connection with the initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock) and equity financing, including raising approximately $15.2 million in net proceeds in our initial public offering, which closed on December 22, 2010, and approximately $2.4 million in net proceeds upon the exercise on January 7, 2011 of the over-allotment option granted to the underwriter of our initial public offering. In addition, in July 2011, we raised $47.6 million in net proceeds in a registered public offering of our common stock.

We also filed a shelf registration statement with the Securities and Exchange Commission, or SEC which was declared effective on February 10, 2012 under which we may offer shares of our common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. As part of the shelf registration statement, we included a prospectus for an at-the-market common equity sales program for the sale of up to $20,000,000 of our common stock. In May and June 2012, we raised $4,166,000 in net proceeds under the at-the-market common equity sales program. In February 2013, we raised approximately $20.7 million in net proceeds in a public offering of our common stock and our Series A non-voting convertible preferred stock, all of which shares were sold off of the shelf registration statement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $21,379,790 for the year ended December 31, 2012 and funded our research and development program build out and general and administrative expenses. The net loss of $24,790,430 for the year ended December 31, 2012 was greater than cash used in operating activities by $3,410,640. The primary reason for the difference is attributed to a stock-based compensation charge of $3,171,093.

Net Cash Used in Investing Activities

Net cash used in investing activities was $3,241 for the year ended December 31, 2012.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $4,896,816 for the year ended December 31, 2012. Net cash provided by financing activities during the year ended December 31, 2012 consisted of the sale of common stock in an at-the-market program of $4,166,494. We also received $730,322 from the exercise of warrants and options in 2012.

Funding Requirements

We expect to incur losses for at least the next two years as we develop VEN 307 and thereafter if the FDA does not approve VEN 307 or we do not launch it successfully. We expect to incur increasing research and development expenses for VEN 307. We expect that our general and administrative expenses will also increase as we add infrastructure for the planned commercialization of VEN 307, and continue to incur costs related to being a public company, including increased professional fees. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

We anticipate that to complete the clinical trial process to obtain the approval of VEN 307 will cost approximately $15 million. Based on our cash position at December 31, 2012, and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the initial launch and commercialization of VEN 307. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate product revenue for at least the next two years, assuming the FDA approves VEN 307 and we successfully launch that product. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next two years as we continue the development of VEN 307 and prepare for its commercialization.

We may need to finance our future cash needs through public or private equity offerings, debt financings, corporate collaboration and licensing arrangements, or a bank credit facility or other financing vehicle if one or more of our assumptions prove to be incorrect or if we choose to expand our product development efforts more rapidly than we presently anticipate, and we may decide to raise additional funds even before we need them if the conditions for raising capital are favorable. We do not currently have any commitments for future external funding. The sale of additional equity or debt securities, if convertible, could result in dilution to our stockholders. The incurrence of indebtedness would result in increased fixed obligations and could also result in covenants that would restrict our operations.

Additional equity or debt financing or corporate collaboration and licensing arrangements may not be available on acceptable terms, if at all. If we need additional capital and adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Recent Accounting Pronouncements

In May 2011, the financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, NO. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. This ASU represents the converged guidance of the FASB and the International Accounting Standards Board, or IASB (together, the “Board”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU No. 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and international financial reporting standards, or IFRS. The amendments to the FASB Accounting Standards Codification in this ASU are to be applied prospectively. The amendments are effective for annual periods beginning after December 15, 2011. The application of ASU No. 2011-04 did not have a material effect on our financial statements.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors”.

Statements contained in this Form 10-K that are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our studies and clinical trials; our ability to obtain FDA approval of our product candidates; differences between historical studies on which we have based our planned clinical trials and actual results from our trials; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products, including VEN 307; our ability to sell any approved products and the price we are able realize; our ability to obtain future funding on acceptable terms; our ability to retain and hire necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2010, 2011 or 2012.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012, has been audited by EisnerAmper LLP, an independent registered public accounting firm, as stated in their report which is included on page F-3 herein.

Changes in Internal Control over Financial Reporting

During 2011 and 2012, we took the following measures to address the material weaknesses that we had identified in 2010 and improve our periodic financial statement reporting process:

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

Our audit committee, board of directors and management discussed among themselves and with EisnerAmper LLP the material weaknesses identified in fiscal year 2010 and assigned the highest priority to correct the issue.  We actively sought the guidance and expertise of external consultants to help evaluate and recommend a stronger internal control structure.  We hired outside consultants after the second quarter of fiscal year 2011 who have reviewed and tested our internal controls. Based on recommendations by the consultants, management implemented additional procedures and refined controls. As of December 31, 2012, we believe we have effectively remediated the previously identified material weaknesses.

Other than the matters discussed above, there were no other significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The other information required by this Item is incorporated by reference to the information under the sections captioned “Proposal No. 1 - Election of Directors,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters” in our definitive proxy statement for our 2013 annual meeting of stockholders, referred to herein as the 2013 proxy statement, that we intend to file on or before April 30, 2013.

Item 11. Executive Compensation

The information required by this Item is incorporated by reference to the information under the sections in the 2013 proxy statement captioned “Executive Compensation,” “Director Compensation,” “Proposal No. 1 - Election of Directors,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Corporate Governance and Board Matters”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2012 with respect to our equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
2007 Stock Plan	2,016	$6.00	-0-
2010 Stock Plan:	1,878,475	$6.72	1,920,485
Equity compensation plans not approved by our shareholders:
2008 Warrants	9,947	$66.46	-0-
2009 Placement Agent Warrants	39,657	$12.40	-0-
2009 PCP Warrants	104,867	$6.60	-0-
2010 Warrants	342,579	$6.60	-0-
Licensor Warrants	13,605	$1.24	-0-
Consultant Warrants	84,545	$6.16	-0-
2010 Placement Agent Warrants	82,251	$7.50	-0-
Underwriter Warrants	197,200	$7.50	-0-
Total	2,755,142	$7.02	1,920,485

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

The other information required by this Item is incorporated by reference to the information under the section captioned “Security Ownership of Certain Beneficial Owners and Management” in the 2013 proxy statement.

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

Item 14. Principal Accounting Fees and Services

The information required by this Item is incorporated by reference to the information under the section in the 2013 proxy statement captioned “Audit and Audit Committee Matters.”

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit No.	Description
1.1	Form of Underwriting Agreement dated December 22, 2010. (1)

1.2	Form of Underwriting Agreement dated July 13, 2011. (10)

1.3	Controlled Equity Offering Sales Agreement, dated January 30, 2012 between Ventrus Biosciences, Inc. and Cantor Fitzgerald & Co. (6)

1.4	Underwriting Agreement, dated January 30, 2013, by and between Ventrus Biosciences, Inc. and William Blair & Company, L.L.C. (9)

1.5	Underwriting Agreement, dated January 30, 2013, by and between Ventrus Biosciences, Inc. and William Blair & Company, L.L.C. (9)

3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010. (2)

3.2	Amended and Restated Bylaws dated July 12, 2010. (5)

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Ventrus Biosciences, Inc. filed on January 30, 2013. (8)

4.1	Specimen of Common Stock Certificate. (3)

4.2	Form of Convertible Promissory Note issued to investors between December 2007 and March 2008, as amended in December 14, 2009. (5)

4.3	Form of Warrant issued to investors between June and September 2008. (5)

4.4	Form of Convertible Promissory Note issued to Paramount BioSciences, LLC and Capretti Grandi, LLC in 2008 and 2009, as amended on December 21, 2009. (4)

4.5	Warrants issued to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2009. (4)

4.6	Form of Convertible Promissory Note issued to investors and Paramount BioCapital, Inc. in February, March and April 2010. (5)

4.7	Form of Convertible Promissory Note issued to investors in May 2010. (4)

4.8	Form of Warrant issued to investors in February and March, 2010. (4)

4.9	Form of Warrant issued to investors in May 2010. (4)

4.10	Form of Placement Agent Warrant issued to Paramount BioCapital, Inc. on March 11, 2008. (5)

4.11	Placement Agent Warrants issued to National Securities Corporation on February 26, March 31 and May 6, 2010, as amended October 28, 2010 and November 30, 2010. (1)

4.12	Warrant issued to S.L.A. Pharm AG on August 30, 2010. (4)

4.13	Form of underwriters warrant dated December 22, 2010. (1)

Exhibit No.	Description
10.1*	Exclusive License Agreement dated March 23, 2007 by and between S.L.A. Pharma AG, and Paramount Biosciences, LLC, as amended on July 24, 2008, November 20, 2008, June 1, 2009, December 18, 2009 and June 24, 2010 and letter agreements dated October 27, 2008, November 20, 2008 and January 22, 2009. (2)

10.2	Assignment and Assumption Agreement dated August 2, 2007, by and between Paramount Biosciences LLC and Ventrus Biosciences, Inc. (5)

10.3*	License Agreement dated March 10, 2008 by and between Sam Amer & Co., Inc. and Ventrus Biosciences, Inc., as amended on July 31, 2008, September 29, 2008, November 17, 2008, and letter agreements dated March 13, 2009, August 18, 2009, May 13, 2009 and December 15, 2009. (5)

10.4	Amended and Restated Consulting Agreement dated July 19, 2010 between Russell H. Ellison and Ventrus Biosciences, Inc. (5)

10.5	Amended and Restated Employment Agreement dated July 19, 2010 between Russell H. Ellison and Ventrus Biosciences, Inc. (5)

10.6	Amended and Restated Consulting Agreement dated July 19, 2010 between David J. Barrett and Ventrus Biosciences, Inc. (5)

10.7	2007 Stock Incentive Plan. (5)

10.8	Consulting Agreement dated March 1, 2009 between John Dietrich and Ventrus Biosciences, Inc. (4)

10.9	Consulting Agreement dated May 11, 2010 between Timothy Hofer and Ventrus Biosciences, Inc. (4)

10.10	Amendment No. 6, dated August 30, 2010, to Exclusive License Agreement between S.L.A. Pharma AG and Paramount BioSciences, LLC (assigned to Ventrus Biosciences). (4)

10.11	Senior promissory notes issued by Ventrus Biosciences, Inc. to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2010 and Waiver Agreement and Amendment dated as of August 30, 2010. (3)

10.12	Employment Agreement dated November 11, 2010 between David J. Barrett and Ventrus Biosciences, Inc. (2)

10.14	2010 Equity Incentive Plan. (4)

10.15	Asset Purchase Agreement dated June 5, 2011 between Ventrus Biosciences, Inc. and Sam Amer & Co., Inc. (5)

10.16	Amendment No. 7, dated June 6, 2011, to Exclusive License Agreement between S.L.A. Pharma AG and Paramount BioSciences, LLC (assigned to Ventrus Biosciences). (5)

10.17	Amendment No. 1, dated August 24, 2011, to Employment Agreement between David J. Barrett and Ventrus Biosciences, Inc. (7)

10.18	Amendment No. 1, dated August 24, 2011, to Amended and Restated Employment Agreement between Russell Ellison and Ventrus Biosciences, Inc. (7)

10.19	Employment Agreement dated September 1, 2011 between Thomas Rowland and Ventrus Biosciences, Inc. (7)

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
(1)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 filed on December 6, 2010.

(2)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on November 16, 2010.
(3)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 29, 2010.
(4)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2010.
(5)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-1 filed on July 20, 2010.
(6)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-3 filed on January 31, 2012.
(7)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on August 25, 2011.
(8)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on February 4, 2013.
(9)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on January 30, 2013.

(10)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on July 14, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTRUS BIOSCIENCES, INC.

Date: March 18, 2013	By:	/s/ Russell H. Ellison
	Name:	Russell H. Ellison
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russell H. Ellison	Chief Executive Officer	March 18, 2013
Russell H. Ellison	(Principal Executive Officer) and Director

/s/ David J. Barrett	Chief Financial Officer	March 18, 2013
David J. Barrett	(Principal Financial and Accounting Officer)

/s/ Anthony E. Altig	Director	March 18, 2013
Anthony E. Altig

/s/ Mark Auerbach	Director	March 18, 2013
Mark Auerbach

/s/ Joseph Felder	Director	March 18, 2013
Joseph Felder

/s/ Myron Z. Holubiak	Director	March 18, 2013
Myron Z. Holubiak

FINANCIAL STATEMENTS

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ventrus Biosciences, Inc.

We have audited the accompanying balance sheets of Ventrus Biosciences, Inc. (a development stage company) (the "Company") as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the three-year period ended December 31, 2012 and for the period from October 7, 2005 (inception) to December 31, 2012. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventrus Biosciences, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2012 and for the period from October 7, 2005 (inception) to December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventrus Biosciences, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"), and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

March 14, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Ventrus Biosciences, Inc.

We have audited Ventrus Biosciences, Inc.'s (a development stage company) (the "Company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Ventrus Biosciences, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Ventrus Biosciences, Inc. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the years in the three-year period ended December 31, 2012 and for the period from October 7, 2005 (inception) to December 31, 2012, and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ EisnerAmper LLP

New York, New York

March 14, 2013

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$20,489,219	$36,975,434
Other current assets	59,584	62,129
Total current assets	20,548,803	37,037,563
Computer equipment, net of accumulated depreciation of $33,050 and $28,432	6,841	8,218
Total assets	$20,555,644	$37,045,781
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,847,245	$2,342,074
Accrued expenses	898,213	171,000
Total liabilities	$2,745,458	$2,513,074
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized, none issued	-	-
Common stock, $.001 par value; 50,000,000 authorized; 12,934,350 and 12,406,406 issued and outstanding	12,934	12,406
Additional paid-in capital	110,116,766	102,049,385
Deficit accumulated during the development stage	(92,319,514)	(67,529,084)
Total stockholders’ equity	17,810,186	34,532,707
Total liabilities and stockholders’ equity	$20,555,644	$37,045,781

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2012	Year Ended December 31, 2011	Year Ended December 31, 2010	Period from October 7, 2005 (Inception) to December 31, 2012
Operating expenses:
Research and development	$19,514,163	$25,277,682	$1,850,666	$59,043,406
General and administrative	5,341,333	8,724,391	2,915,590	19,586,401
Loss from operations	(24,855,496)	(34,002,073)	(4,766,256)	(78,629,807)
Other income (expense):
Interest income	65,066	76,334	5,730	161,119
Interest expense:
Beneficial conversion charge	-	-	(6,001,496)	(6,001,496)
Amortization of debt discount and warrants	-	(302,327)	(2,484,927)	(2,865,758)
Interest expense	-	(116,664)	(2,043,676)	(4,983,572)
Total other income (expense)	65,066	(342,657)	(10,524,369)	(13,689,707)
Net loss	$(24,790,430)	$(34,344,730)	$(15,290,625)	$(92,319,514)
Basic and diluted net loss per common share	$(1.94)	$(3.57)	$(24.67)
Weighted average common shares outstanding - basic and diluted	12,726,551	9,613,900	619,923

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Period from October 7, 2005 (Inception) to December 31, 2012
Cash flows from operating activities:
Net loss	$(24,790,430)	$(34,344,730)	$(15,290,625)	$(92,319,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	2,831,651	2,982,949	2,356,087	8,771,922
Stock - based payments to consultants	339,442	3,990,817	-	4,330,259
Stock issued in connection with license agreement	-	-	389,597	414,825
Charge resulting from beneficial conversion feature	-	-	6,001,496	6,001,496
Stock issued to vendor	-	-	-	5,000
Warrants issued in connection with related party note conversion	-	-	915,118	1,255,978
Amortization of deferred financing costs and debt discount	-	328,958	2,327,193	3,466,010
Non-cash research and development	-	-	-	1,087,876
Interest payable - 2007 Senior convertible notes	-	-	611,266	1,598,104
Interest payable - 2010 Senior convertible notes	-	-	354,269	354,269
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	-	227,910
Interest payable - related parties	-	-	94,912	266,279
Interest payable - Paramount Credit Partners, LLC	-	-	79,696	187,536
Depreciation	4,618	3,746	12,525	35,623
Changes in operating assets and liabilities:
Prepaid research and development	-	-	-	-
Other current assets	2,545	(43,214)	(16,396)	(59,584)
Accounts payable and accrued expenses	232,384	2,012,642	(3,049,564)	2,557,921
Net cash used in operating activities	(21,379,790)	(25,068,832)	(5,214,427)	(61,818,090)

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Period from October 7, 2005 (Inception) to December 31, 2012
Cash flows from investing activities:

Purchase of office and computer equipment	(3,241)	(11,964)	-	(42,464)
	(3,241)	(11,964)		(42,464)
Cash flows from financing activities:
Net proceeds from initial public offering and other offerings	4,166,494	49,988,823	15,184,344	69,339,661
Proceeds from private placement	-	-	-	1,146,024
Proceeds from exercise of warrants and options	730,322	288,732	-	1.019,054
Proceeds from 2010 Senior convertible notes	-	-	3,425,000	3,425,000
Proceeds from notes payable to Paramount Credit Partners, LLC	-	-	-	1,573,000
Repayment of Paramount Credit Partners, LLC Note	-	(1,573,000)	-	(1,573,000)
Proceeds from notes payable to related parties	-	-	950,562	5,041,953
Repayment of notes payable - related party	-	-	-	(1,500,000)
Proceeds from 2007 Senior convertible notes	-	-	-	5,305,000

Payment for deferred financing costs	-	-	(755,092)	(1,431,603)
Proceeds from utilization of short-term note and line of credit	-	-	99,380	419,380
Repayment of debt facilities	-	(419,380)	-	(419,380)
Proceeds from term note payable	-	-	800,000	800,000
Repayment of term note payable	-	(800,000)	-	(800,000)
Proceeds from receipt of subscriptions	-	-	-	4,684
Net cash provided by financing activities	4,896,816	47,485,175	19,704,194	82,349,773
Net (decrease) increase in cash and cash equivalents	(16,486,215)	22,404,379	14,489,767	20,489,219
Beginning of period	36,975,434	14,571,055	81,288	-
End of period	$20,489,219	$36,975,434	$14,571,055	$20,489,219

	Year ended December 31, 2012	Year ended December 31, 2011	Year ended December 31, 2010	Period from October 7, 2005 (Inception) to December 31, 2012
Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	-	-	-	$341,334
Warrants issued to investors in connection with convertible notes	-	-	$1,166,989	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	-	$302,327	-	$782,376
Debt discount on 2010 senior convertible notes	-	-	-	$1,468,254
Related party notes and accrued interest converted to 2010 Senior convertible notes	-	-	$2,192,433	$3,995,667
Notes and accrued interest converted to common stock	-	-	$14,003,158	$14,003,158
Supplemental disclosure - cash paid for interest	-	$277,324	$76,899	$685,397

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

Period from October 7, 2005 (Inception) to December 31, 2012

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founders and employees at $0.0124 per share in March and April 2007		$368	$4,196	-	$4,564
Issuance of common stock to founders and employees at $0.0124 per share in May and June 2007	9,677	10	110	-	120
Issuance of common stock to licensor at $0.0124 per share in August 2007	18,401	18	210	-	228
Stock-based compensation for the period from January to December 2007	-	-	16,655	-	16,655
Warrants issued in connection with senior convertible notes in 2007	-	-	164,284	-	164,284
Net loss	-	-	-	(4,567,894)	(4,567,894)
Balance at December 31, 2007	396,090	396	185,455	(4,567,894)	(4,382,043)
Warrants issued in connection with senior convertible notes in January, February and March 2008	-	-	177,050	-	177,050
Common stock issued in financing at $60.39 per share in June and September 2008 net of related costs	18,977	19	929,438	-	929,457
Conversion of related party notes and interest payable at $60.39 per share in June 2008	29,861	30	1,803,204	-	1,803,234
Warrants issued in connection with related party note conversion in June 2008	-	-	340,860	-	340,860
Stock-based compensation for the period from January to December 2008	-	-	460,822	-	460,822
Net loss	-	-	-	(8,786,430)	(8,786,430)
Balance at December 31, 2008	444,928	445	3,896,829	(13,354,324)	(9,457,050)
Stock-based compensation for the period from January to December 2009	-	-	123,758	-	123,758
Warrants issued in connection with Paramount Credit Partner LLC notes in January, March and June 2009	-	-	480,049	-	480,049

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Common Stock issued to licensor in December 2009 at $12.40 per share	2,016	2	24,998	-	25,000
Common Stock issued to vendor in December 2009 at $12.40 per share	403	-	5,000	-	5,000
Net loss	-	-	-	(4,539,405)	(4,539,405)
Balance at December 31, 2009	447,347	447	4,530,634	(17,893,729)	(13,362,648)
Warrant issued to licensor in connection with amendment to the agreement in August 2010	-	-	161,552	-	161,552
Stock-based compensation for the period from January to December 2010	-	-	2,194,535	-	2,194,535
Conversion of notes and accrued interest to common stock in December 2010 at $4.20 per share	3,334,085	3,334	13,999,824	-	14,003,158
Beneficial conversion charge recorded on notes and interest converted to common stock in December 2010	-	-	6,001,496	-	6,001,496
Common stock issued in IPO in December 2010 at $6.00 per share net of related costs	2,900,000	2,900	15,181,444	-	15,184,344
Fair value of warrants issued with Senior convertible notes in December 2010	-	-	2,344,708	-	2,344,708
Common Stock issued to Licensor for amendment in December 2010 at $6.00 per share	64,933	65	389,532	-	389,597
Net loss	-	-	-	(15,290,625)	(15,290,625)
Balance at December 31, 2010	6,746,365	6,746	44,803,724	(33,184,354)	11,626,116
Common Stock issued in January 2011 at $6.00 per share to fulfill over-allotment option from IPO, net of related costs	435,000	435	2,420,341		2,420,776
Warrants exercised	50,034	50	288,682		288,732
Additional shares issued in January 2011 in connection with the December 22, 2010 conversion of notes into common stock at $4.20 per share	7
Shares issued in a stock offering in July 2011, at $10.00 per share net of related costs	5,175,000	175	47,562,872		47,568,047
Stock- based compensation for the period from January 1 to December 31, 2011 to employees and directors			2,982,949		2,982,949

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Stock-based payments for the period from January 1 to December 31, 2011 for options issued to consultants			3,990,817		3,990,817
Net loss				(34,344,730)	(34,344,730)
Balance at December 31, 2011	12,406,406	$12,406	$102,049,385	$(67,529,084)	$34,532,707

Common Stock-issued for options exercised between January and December 2012	68,240	68	427,749	-	427,817
Stock based compensation for the period from January to December 2012 to employees and directors	-	-	2,831,651	-	2,831,651
Stock-based payments for the period from January 1 to December 31, 2012 for options issued to consultants.	-	-	339,442	-	339,442
Proceeds from common stock sold (at an average $12.45 per share), net of costs	354,700	355	4,166,139	-	4,166,494
Shares issued in cashless exercise of warrants	11,620	11	(11)	-
Warrants exercised from January 1, 2012 and December 31, 2012	45,834	46	302,459	-	302,505
Shares issued in a cashless exercise of options	47,550	48	(48)	-

Net loss				(24,790,430)	(24,790,430)
Balance at December 31, 2012	12,934,350	$12,934	$110,116,766	$(92,319,514)	$17,810,186

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 1 - Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences Inc. (“Ventrus” or the “Company”) is a development-stage specialty pharmaceutical company focused on the late-stage development and commercialization of gastrointestinal products. Ventrus, formerly known as South Island BioSciences, Inc., was incorporated in the State of Delaware on October 7, 2005 and commenced operations in April 2007.

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

The Company is in the development stage and has funded its operations primarily through the issuance of equity and debt. The Company expects to continue to expend substantial amounts for continued product research, development, and commercialization activities for the foreseeable future. Management believes the Company’s funds are sufficient to continue operations through the U.S. Food and Drug Administration (“FDA”) approval and initial launch and commercialization of diltiazem. Assuming such approval and launch, thereafter, continuation of the Company will be dependent on its ability to achieve profitable operations or obtain additional financing. There is no assurance, however, that such financing will be available or that the Company’s efforts ultimately will be successful.

Capital resources:

The Company has not derived any revenue from product sales to date as our products have not been approved for sale by the FDA or any foreign regulatory agency.  Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt.  The Company has incurred losses from operations and negative cash flows since the inception and expects to continue to incur substantial losses for the next two years as it continues product development, and thereafter if its product diltiazem is not approved by the FDA and successfully launched. In July 2011, the Company raised net proceeds of approximately $47,600,000 in a secondary offering of its equity securities. In May and June 2012, the Company raised approximately $4,166,000 in an at-the-market common equity sales program. In February 2013, the Company raised approximately $20,700,000 in net proceeds in a public offering of its common stock and Series A non-voting convertible preferred stock. Management believes the Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through FDA approval and initial launch and commercialization of diltiazem. Assuming such approval and launch, thereafter, if the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at December 31, 2012, exceed federally insured limits.

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

Warrants issued with convertible notes:

For the purpose of valuing the warrants issued with convertible notes (See Notes 3 and 8), the Company used the Black-Scholes option pricing model utilizing the assumptions noted in those Notes.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company estimated the expected life of the warrants is based on the full term of the warrant.   The expected dividend yield reflects the Company’s current and expected future policy for dividends on its common stock.  The expected stock price volatility for the Company’s stock was calculated by examining historical volatilities for publicly traded industry peers as the Company did not have any trading history for its common stock at the time the grants were issued.

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Beneficial conversion feature:

When the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”).  Prior to the determination of the BCF, the proceeds from the debt instrument are first allocated between the convertible debt and any detachable free standing instruments that are included, such as common stock warrants.  The Company has disclosed the contingent nature of its BCFs (See Notes 3 and 8) and has recorded their effects.

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

The Company has adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company has no unrecognized tax benefits recorded for the years ended December 31, 2012 and 2011. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in New York. There are currently no federal income tax examinations in process. The 2009 through 2012 tax years remain subject to examination by the Internal Revenue Service and other taxing authorities for U.S. federal and state/local tax purposes. The Company does, however, have prior year net operating losses dating back to 2007, which are subject to examination.

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  The number of potentially dilutive securities (options, warrants and convertible instruments) excluded from the diluted loss per share calculation at December 31, 2012, 2011 and 2010 was 2,755,142, 3,002,898 and 2,093,064, respectively.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 3 - Related Party Transactions:

The following are descriptions of the Company’s related party transactions that have been entered into, modified, terminated, or were still in effect in 2012.

Paramount BioSciences, LLC and Affiliates:

Paramount Corporate Development, LLC:

From April 2007 through August 31, 2008, the Company had a contractual arrangement with Paramount Corporate Development, LLC (“Paramount”), an affiliate of Dr. Lindsay A. Rosenwald, M.D., formerly a significant investor in and stockholder of the Company. During this period, the Company incurred $425,000 under this arrangement. As of December 31, 2012 and 2011, the Company had $100,000 outstanding under this arrangement, which is included in accounts payable.

Notes payable to Paramount Credit Partners, LLC:

During 2009, the Company issued four separate 10% promissory notes (collectively, the “PCP Notes”) to Paramount Credit Partners, LLC (“PCP”), an entity whose managing member is Dr. Rosenwald. The PCP Notes consisted of notes in the aggregate principal amount of $1,573,000.  The Company repaid the notes in full in July 2011, and the remaining debt discount was fully charged to interest expense.

As part of the note financing, PCP received five-year warrants (“PCP Warrants”) to purchase 104,867 shares of common stock at an exercise price of $6.60.  The Company allocated proceeds of $480,049 from the sale of the PCP Notes to the warrants at the time of issuance, which was recorded as a debt discount and amortized to interest expense over the term of the PCP Notes.

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

Line of Credit:

On December 3, 2008, the Company, Parmount Biosciences (“PBS”) and various other private pharmaceutical companies in which Dr. Rosenwald is a significant investor and stockholder, entered into a loan agreement with Bank of America, N.A. for a line of credit of $2,000,000. As of December 31, 2009, the amount borrowed by the Company under the Bank of America, N.A. line of credit was $320,000.  In November 2010, the Company paid off the Bank of America, N.A. line of credit with proceeds from a promissory note issued to Israel Discount Bank of New York (“Israel Discount Bank”).

On September 23, 2010, the Company borrowed $800,000 and on November 5, 2010 borrowed an additional $420,000 from Israel Discount Bank.  The loans were personally guaranteed by Dr. Rosenwald.  In consideration for the guarantees, the Company entered into a letter agreement with Dr. Rosenwald whereby Dr. Rosenwald has the right to attend meetings of the Company’s board of directors and to appoint two directors to the board.  Dr. Rosenwald ceased attending board meetings in May 2011 and never exercised his right to appoint these directors and this agreement was terminated in February 2012.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

The Company repaid the Israel Discount Bank promissory notes in full in January 2011.

Placement Agent:

In connection with the offering of the 2010 Notes and related warrants, National Securities Corporation (“National”) and the Company entered into a placement agency agreement, pursuant to which the Company paid National cash fees of $671,592. In addition, the Company issued National warrants to purchase an aggregate of 89,000 shares of common stock, with an exercise price of $7.50. In addition, the Company paid National’s outside counsel $32,500 for its services as placement agent counsel. Dr. Lindsay A. Rosenwald beneficially owns, indirectly, a controlling interest in the parent holding company of National.

In connection with the Company’s IPO, National, Rodman & Renshaw (“Rodman”) and the Company entered into an underwriting agreement, pursuant to which the Company paid National and Rodman cash fees of $1,662,400. In addition, the Company issued to each of National and Rodman warrants to purchase an aggregate of 98,600 shares of common stock with an exercise price of $7.50.

Note 4 - Income Taxes:

There was no current or deferred income tax provision for the years ended December 31, 2012, 2011 and 2010.

The Company’s deferred tax assets as of December 31 consist of the following:

	2012	2011
Net operating loss	$23,792,000	$15,372,000
Stock-based compensation	5,808,000	4,396,000
In-Process Research & Development	5,014,000	5,520,000
Research and development credits	783,000	977,000
Totals	35,397,000	26,265,000
Less: valuation allowance	(35,397,000)	(26,265,000)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net increase in the total valuation allowance for the years ended December 31, 2012 and 2011 was $9,132,000 and $16,473,000, respectively. The tax benefit assumed the Federal statutory tax rate of 34% and a state and local tax rate of 11% and has been fully offset by the aforementioned valuation allowance.

At December 31, 2012, the Company had potentially utilizable gross Federal net operating loss carry-forwards of approximately $55,00,000, State net operating loss carry-forwards of approximately $48,000,000 and research and development credit carry forward of approximately $783,000, all of which expire between 2027 and 2031.

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

	2012	2011
Statutory Federal tax rate	(34)%	(34)%
Statutory state and local income taxes (net of Federal)	(7)%	(7)%
Effect of valuation allowance	41%	41%
Effective tax rate	0%	0%

Note 5 - Commitments:

Employment agreements:

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

On August 24, 2011, the above agreements were amended to provide that if the second market capitalization threshold is attained, the bonus of $500,000 will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash.  The number of the shares of common stock each would receive was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which could result in 30,457 shares being issued to each of Chief Executive Officer and Chief Financial Officer if the second market capitalization threshold is attained. As of December 31, 2012, the second market capitalization threshold has not been attained. In addition, the amendment to the Chief Financial Officer’s agreement provides that he will be eligible for an incentive cash bonus in the discretion of the Company’s Compensation Committee of up to 25% of his base salary.

Note 6 - Stockholders’ Transactions:

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

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

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 10, 2012, under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. As part of the shelf registration statement, the Company included a prospectus for a possible at-the-market common equity sales program for the sale of up to $20,000,000 of common stock. In May and June 2012, the Company sold an aggregate of 354,700 shares under this program, resulting in net proceeds of approximately $4,166,000, or $11.7452 per share. As of December 31, 2012, an aggregate of approximately $95,500,000 worth of securities is available under the shelf registration statement out of which approximately $15,500,000 of common stock is available for the at-the-market common equity sales program.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

See Note 9 for transactions subsequent to December 31, 2012.

Common Stock Options and Warrants:

Stock Options:

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

In 2012, the Company granted options to purchase 35,000 shares to a new director and 228,000 options to purchase shares to eight employees which included three new employees. Additionally, the company granted options to purchase an aggregate of 162,740 shares to seven consultants all pursuant to the 2010 Plan. The exercise prices of the options granted were at the then market value of the Company’s common stock ($3.60 - $10.62 per share).

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

A summary of the Company’s option activity under its option plans and related information is as follows:

	Year Ended December 31, 2012			Year Ended December 31, 2011
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,046,455	$6.40	$-	1,079,775	$6.01	$-
Granted	425,740	$7.64	$-	966,680	$6.82	$-
Exercised	(168,240)	$6.11
Forfeited	(425,480)	$6.64	$-
Outstanding at end of year	1,878,475	$6.72	$-	2,046,455	$6.40	$4,092,910
Options exercisable at end of period	1,618,820	$6.51	$-	1,338,896	$6.19	$2,435,852
Vested or expected to vest at December 31	1,878,475	-	-	2,046,455	-	-
Shares available on December 31 for options that may be granted	1,920,485	-	-	1,922,761	-	-

Included in the options exercised were 100,000 options exercised in a cashless exercise for 47,550 shares of common stock.

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the year ended December 31, 2012 and 2011, was based on the following assumptions:

	2012	2011
Risk-free interest rate	1.11%-1.32%	1.43%-3.03%
Expected volatility	76.31%-78.23%	88.05%-94.74%
Expected life of options	7 years	7 years
Expected dividend yield	0%	0%

Estimated future stock-based compensation expense relating to unvested stock options (for consultants based on the fair value at December 31, 2012) is as follows:

Years Ending December 31,	Future Stock Option Compensation Expense
2013	1,052,201
2014	509,021
2015	33,542
Total estimated future stock-based compensation expense - stock options	$1,594,764

The weighted average remaining contractual life of options outstanding at December 31, 2012 is approximately 7.25 years.

Stock-based compensation expensed to research and development expense for the years ended December 31, 2012, 2011 and 2010 was $846,508, $1,124,904 and $446,902, respectively.  Stock-based compensation expensed to general and administrative expense for the years ended December 31, 2012, 2011 and 2010 was $2,324,585, $5,848,862, and 2,298,782 respectively.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Warrants:

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

In addition to the warrants discussed above, in connection with the Company’s financings in 2007, 2008, 2009 and 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consulting warrants (See Notes 3 and 8 ).

A summary of the Company’s warrant activity and related information is as follows:

	Year Ended December 31, 2012		Year Ended December 31, 2011		Year Ended December 31, 2010
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	956,443	$7.61	1,013,291	$7.58	168,885	$11.43
Granted	-	$-	-	$-	844,405	$6.76
Exercised	81,792	$7.00	56,848	$5.08	-	$6.76
Outstanding at end of year	874,651	$7.67	956,443	$7.61	1,013,290	$7.58

Warrants exercisable at end of period	874,651	$7.67	956,443	$7.61	1,013,290	$7.58

Included in the warrants exercised are 35,958 and 13,100 warrants exercised in a cashless exercise for 11,620 and 6,286 shares during the years ended December 31, 2012 and 2011 respectively. All outstanding warrants have vested and no additional expense is expected to be recorded in the future years.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 7 - License Agreements:

S.L.A. Pharma, AG

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine.  Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing.  Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine.  At December 31, 2012, the Company had no amounts due to S.L.A. Pharma.

The Company is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of the diltiazem project. The Company’s total payment obligation for the diltiazem project is limited to $4,200,000.  The Company made $4,200,000 of payments to S.L.A. Pharma from August 2007 through December 31, 2011.

On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma.  The amendment eliminates its potential $800,000 milestone payment to S.L.A. Pharma for the development of diltiazem, previously payable upon the completion of enrollment into the Phase III clinical trial that S.L.A. Pharma is conducting in Europe.  It also eliminates S.L.A. Pharma’s ability to terminate the license agreement at any time, with one month’s notice, in the event that Ventrus had failed to make a required payment and a third party wished to enter into a license agreement for diltiazem and phenylephrine, provided the termination would not have been effective if within that one-month period Ventrus paid all the then required payments under the agreement. Pursuant to the amendment, Ventrus must pay S.L.A. Pharma up to $1,000,000 in milestone payments, payable in four equal installments of $250,000 once specified thresholds of randomized patients are achieved in the Phase III trial for diltiazem that S.L.A. Pharma is conducting in Europe. The first two milestones were met and paid in the third quarter of 2011 and the third and fourth milestone was met and paid in the fourth quarter of 2011. Additionally, upon Ventrus’ receipt of a quality controlled final study report of the Phase III trial for diltiazem in Europe, Ventrus must pay S.L.A. Pharma $400,000 in development costs for diltiazem.  This report was received and the payment was made in February 2013.

The Company is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of the phenylephrine project. S.L.A. Pharma has been paid $600,000 of services for the phenylephrine project through December 31, 2011.  S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 or 2012 and management does not expect any services from SLA Pharma for the phenylephrine project in the foreseeable future.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Sam Amer and Company, Inc.

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc., a California company (“Amer”), whereby Ventrus acquired certain patent rights to iferanserin for the topical treatment of any anorectal disorders. Through November 14, 2011, the Company made all contractual payments relating to the license agreement.  The license agreement terminated in November 2011 upon our acquisition of all rights, title and interest to iferanserin from Amer, discussed below.

On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin and on November 14, 2011, closed on this transaction.  The Company paid an aggregate of $12.5 million to Amer in the transaction. Because the assets purchased (1) do not meet the definition of a business combination and (2) do not have alternative future use since the assets acquired are contingent on further development and clinical risk, we determined that the entire purchase price of the asset be expensed immediately as in-process research and development.

On June 25, 2012, the Company reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the disappointing results of that Phase III trial and the positive results of our Phase III trial for VEN 307, reported one month earlier in May 2012, the Company has determined that its current resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, the Company has no immediate plans to continue development of VEN 309 and has ceased all activity related to VEN 309 other than the winding down of the program.

Note 8 - Private Placements:

2007 Senior convertible notes:

During 2007 and 2008, the Company issued 8% senior convertible notes in connection with a private placement in the aggregate principal amount of $5,305,000 (the “Bridge Notes”). The Bridge Notes were originally scheduled to mature on December 20, 2008, but the Company exercised its option to extend the maturity date to December 20, 2009, at an increased interest rate of 10%. The Company subsequently obtained the consent of the note holders to an additional extension of the maturity date of the Bridge Notes to September 10, 2010 and again to December 31, 2010. The completion of the Company’s IPO triggered the automatic conversion of the Bridge Notes and accrued interest into common stock at 70% conversion price of the IPO price. The Company valued the beneficial conversion feature of the 2007 Notes at $2,957,187, which was recorded as interest expense in 2010. The Company computed the conversion feature to be $2,957,187 by dividing the amount of debt and interest ($6,899,770), which is convertible into common stock by the conversion rate (70%). From this amount ($9,856,957) the amount of debt and interest ($6,899,770) was subtracted to determine the amount by which the instrument if-converted exceeds the conversion amount ($2,957,187).

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Risk-free interest rate	3.01% - 3.84%
Expected volatility	63.69% - 123.73%
Expected life of warrants	7 years
Expected dividend yield	0%

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

Note 9. Selected Quarterly Financial Data (Unaudited)

	Quarters Ended
	March 31	June 30	September 30	December 31
2012
Net loss	$(8,173,876)	$(7,470,048)	$(5,355,397)	$(3,791,109)
Basic and diluted net loss per common share (1)	$(0.66)	$(0.59)	$(0.41)	$(0.29)
2011
Net loss	$(2,722,478)	$(6,961,511)	$(5,801,381)	$(18,859,360)
Basic and diluted net loss per common share (1)	$(0.38)	$(0.97)	$(0.50)	$(1.52)

(1)

Per common share amounts for the quarters and full years have been calculated separately. Accordingly, quarterly amounts do not add to the annual amounts because of differences on the weighted-average common shares outstanding during each period principally due to the effect of the Company issuing shares of its common stock during the year.

Note 10- Subsequent Event

On February 4, 2013, the Company sold an aggregate of 5,800,000 shares of its common stock and 220,000 shares of its Series A non-voting convertible preferred stock in a public offering, resulting in net proceeds of approximately $18,710,000. The common stock was sold at a per share price of $2.50 and the Series A preferred stock was sold at a per share price of $25.00. Each shares of Series A preferred stock converts into 10 shares of common stock. On February 7, 2013, the Company sold an aggregate of 870,000 shares of it’s common stock pursuant to the exercise by the underwriter of its over-allotment option, resulting in net proceeds of approximately $2,044,500. All of the shares of common stock and Series A preferred stock were sold under the shelf registration statement.

