Form 10-Q
period 2013-03-31
VENTRUS BIOSCIENCES INC
filed 2013-05-10
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

As of May 3, 2013 there were 19,604,350 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as March 31, 2013 (Unaudited) and December 31, 2012	1

Condensed Statements of Operations for Three Months ended March 31, 2013 and 2012 and for the period October 7, 2005 (Inception) to March 31, 2013 (Unaudited)	2

Condensed Statement of Changes in Stockholders’ Equity for the Three Months ended March 31, 2013 (Unaudited)	3

Condensed Statements of Cash Flows for Three Months ended March 31, 2013 and 2012 and for the period October 7, 2005 (Inception) to March 31, 2013 (Unaudited)	4-5

Notes to Unaudited Condensed Financial Statements	6-12

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4. Controls and Procedures	17

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 6. Exhibits	18

i

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,873,518	$20,489,219
Other current assets	223,650	59,584
Total current assets	37,097,168	20,548,803

Computer equipment, net	5,574	6,841

Total assets	$37,102,742	$20,555,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,527,199	$1,847,245
Accrued expenses	449,444	898,213

Total current liabilities	1,976,643	2,745,458

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 220,000 and 0 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	220	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,604,350 and 12,934,350 issued and outstanding at March 31, 2013 and December 31, 2012, respectively	19,604	12,934
Additional paid-in capital	131,148,884	110,116,766
Deficit accumulated during the development stage	(96,042,609)	(92,319,514)

Total stockholders’ equity	35,126,099	17,810,186

Total liabilities and stockholders’ equity	$37,102,742	$20,555,644

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from October 7, 2005 (Inception) to March 31, 2013
Operating expenses:
Research and development	$2,609,103	$6,422,726	$61,652,509
General and administrative	1,159,865	1,767,331	20,746,266

Loss from operations	(3,768,968)	(8,190,057)	(82,398,775)
Other income (expense)
Interest income	45,873	16,181	206,992

Interest expense:
Beneficial conversion feature	-	-	(6,001,496)
Amortization of debt discount and warrants	-	-	(2,865,758)
Interest expense	-	-	(4,983,572)
	-	-	(13,850,826)
Net loss	$(3,723,095)	$(8,173,876)	$(96,042,609)

Basic and diluted net loss per common share	$(0.22)	$(0.66)

Weighted average common shares outstanding – basic and diluted	17,055,572	12,408,927

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2013

	Stock
	Common Shares	Preferred Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Balance at January 1, 2013	12,934,350	-	$12,934	$110,116,766	$(92,319,514)	$17,810,186

Proceeds from the sale of preferred stock at $25.00 per share and common stock at $2.50 per share, net of offering costs.	6,670,000	220,000	6,890	20,747,528	-	20,754,418

Stock-based compensation for the period from January 1, 2013 to March 31, 2013 to employees and directors	-	-	-	268,016	-	268,016

Stock-based payments for the period from January 1, 2013 to March 31, 2013 to consultants	-	-	-	16,574	-	16,574

Net loss for the period	-	-	-	-	(3,723,095)	(3,723,095)

Balance at March 31, 2013	19,604,350	220,000	$19,824	$131,148,884	$(96,042,609)	$35,126,099

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from October 7, 2005 (Inception) to March 31, 2013

Cash flows from operating activities:
Net loss	$(3,723,095)	$(8,173,876)	$(96,042,609)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	268,016	714,355	9,039,938
Stock-based payments to consultants	16,574	225,513	4,346,833
Depreciation	1,267	997	36,890
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial note conversion	-	-	6,001,496
Stock issued to vendor	-	-	5,000
Warrants issued in connection with related party note conversion	-	-	1,255,978
Amortization of deferred financing costs and debt discount	-	-	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable – notes	-	-	2,139,909

Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable – related parties	-	-	266,279

Changes in operating assets and liabilities:
Other current assets	(164,066)	(196,324)	(223,650)
Accounts payable and accrued expenses	(768,815)	1,339,784	1,789,106

Net cash used in operating activities	(4,370,119)	(6,089,551)	(66,188,209)

Cash flows from investing activities:
Purchase of office and computer equipment	-	-	(42,464)
Net cash used in investing activities	-	-	(42,464)
Cash flows from financing activities:
Net proceeds from sale of common and preferred stock	20,754,418	-	90,094,079
Proceeds from notes payable	-	-	11,522,380
Proceeds from notes payable to related parties	-	-	5,041,953
Payment for deferred financing costs	-	(57,889)	(1,431,603)

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31, 2013	Three Months Ended March 31, 2012	Period from October 7, 2005 (Inception) to March 31, 2013
Repayment of notes	-	-	(2,719,380)

Repayment of notes payable - related party	-	-	(1,573,000)

Proceeds from the exercise of warrants and options	-	238,617	2,169,762

Net cash provided by financing activities	20,754,418	180,728	103,104,191

Net increase (decrease) in cash and cash equivalents	16,384,299	(5,908,823)	36,873,518

Beginning of period	20,489,219	36,975,434	-

End of period	36,873,518	31,066,611	36,873,518

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure – cash paid for interest	$-	$-	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(March 31, 2013)

Note 1 — Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences Inc. (“Ventrus” or the “Company”) is a specialty pharmaceutical company currently focused on the development and commercialization of late-stage prescription drugs addressing gastrointestinal problems, specifically anal disorders. Ventrus was incorporated in the State of Delaware on October 7, 2005 and commenced operations in April 2007 (date of inception).

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

Capital Resources:

The Company has not derived any revenue from product sales to date as its products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses over the next two years as it continues the development and commercialization of VEN 307 and thereafter if approval is not received or VEN 307 is not successfully launched. As a result, the Company may need to obtain additional funds to finance its operations in the future.  In February 2013, the Company raised approximately $20,800,000 in net proceeds in a public offering of its common stock and Series A non-voting convertible preferred stock. Management believes the  Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through FDA approval and initial launch and commercialization of diltiazem. Assuming such approval and launch, thereafter, if the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at March 31, 2013, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2013)

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

(March 31, 2013)

income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options, warrants and preferred stock) excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2013 and 2012 was 4,983,126 and 3,169,688 respectively.

Note 3 — Commitments:

Employment agreements:

The Company has employment agreements with the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) which provide for aggregate base salaries of $650,000 per year, a guaranteed bonus of $75,000 per year for the CEO and annual performance-based bonuses of up to 50% and 25%, respectively, of their base salaries. The agreements for the CEO and CFO also provide an incentive bonus of $500,000 for each in the event that the Company’s market capitalization exceeds a specified level. The incentive bonus, if attained, will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash. The number of the shares of common stock was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which results in 30,457 shares to be issued to each of the CEO and the CFO. As of March 31, 2013, the market capitalization threshold had not been attained.

Note 4 — Stockholders’ Transactions:

Common Stock Transactions:

On January 31, 2012, the Company filed a shelf registration statement with the SEC under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. During 2012, the Company raised net proceeds of $4,200,000 from the sale of shares under this registration statement. In February 2013, the Company sold an aggregate of 6,670,000 shares of common stock for $2.50 per share resulting in net proceeds of approximately $15,600,000 and 220,000 shares of Series A non-voting convertible preferred for $25.00 per share stock resulting in net proceeds of approximately $5,200,000. As of March 18, 2013, based on the market value of the Company’s outstanding common stock held by non-affiliates, the Company is no longer able to use the shelf registration statement.

The Series A non-voting convertible preferred shares have a liquidation preference of $0.001 per share and each Series A preferred share is convertible into 10 common shares at the holder’s option.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2013)

Common Stock Options and Warrants:

Warrants

In connection with the Company’s financings from 2007 to 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consultants.

A summary of the Company’s warrant activity is as follows:

	Three Months Ended March 31, 2013

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	874,651	$7.67
Granted	-	$-
Exercised	-	$-
Outstanding at end of period	874,651	$7.67
Warrants exercisable at end of period	874,651	$7.67

All outstanding warrants have vested and no additional expense is expected to be recorded in the future years.

Common Stock

In 2012, the Company granted options to purchase 35,000 shares to a new director and 228,000 options to purchase shares to eight employees. Additionally, the company granted options to purchase an aggregate of 162,740 shares to seven consultants all pursuant to the 2010 Plan. The exercise prices of the options granted were at the then market value of the Company’s common stock ($3.60 - $10.62 per share).

In March 2013, the Company granted options to purchase 30,000 shares under the 2010 Plan to three board members at an exercise price of $3.31 per share.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2013)

A summary of the Company’s option activity and related information is as follows:

	Three Months Ended March 31, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,878,,475	$6.72	$-
Granted	30,000	$3.31	$-
Exercised	-	$-	$-

Outstanding at end of period	1,908,475	$6.67	$-
Options exercisable at end of period	1,531,496

The Company expects that all but 30,000 outstanding unvested options will vest.

The fair value of the options granted for the three-month period ended March 31, 2013, was based on the following assumptions:

2013
Risk-free interest rate	1.31%
Expected volatility	77.01%
Expected life of options	5.25 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense

2013 (April through December)	$799,889
2014	539,415
2015	55,751
2016	3,504
Total estimated future stock-based compensation expense – stock options	$1,398,559

The weighted average remaining contractual life of options outstanding at March 31, 2013 is approximately 7 years.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2013)

Stock-based compensation expensed to research and development expense for the three months ended March 31, 2013 and 2012 was $143,919 and $258,484, respectively. Stock-based compensation expensed to general and administrative expense for the three months ended March 31, 2013 and 2012 was $140,671 and $681,374, respectively.

Note 5 — License Agreements:

Diltiazem (VEN 307) and Phenylepherine (VEN 308)

The Company has an exclusive royalty-bearing license agreement with S.L.A. Pharma, AG (“S.L.A. Pharma”) to sell, make and use diltiazem (VEN 307) for treatment, through topical administration, of anal fissures and phenylepherine (VEN 308) for treatment, through topical administration, of fecal incontinence (referred to collectively as the “Compound Technologies”) in the United States, Canada and Mexico. In the event that the Compound Technologies are commercialized, Ventrus is obligated to pay to S.L.A. Pharma annual royalties, based upon net sales of the product. In addition, Ventrus is required to make payments to S.L.A. Pharma up to an aggregate amount of $20 million upon the achievement of various milestones related to regulatory events. On October 9, 2012, Ventrus made a milestone payment of $125,000 to S.L.A. Pharma which was due upon Investigational Review Board approval of a Phase III study of a licensed product incorporating VEN 307.

Should Ventrus make any improvements regarding the Compound Technologies, Ventrus is required to grant S.L.A. Pharma licenses to use such improvements.

As compensation for S.L.A. Pharma’s participation in the management and the development of the Compound technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month for each of diltiazem and phenylephrine. Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing. Pursuant to amendments to the license agreement, the Company, as of September 30, 2010, was no longer required to make the $41,500 monthly payments for phenylephrine. Management anticipates the $41,500 per month management fee for diltiazem will cease by the end of 2013.

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000, and these payments were made from August 2007 through December 31, 2011. On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment added additional services outside the scope of the agreement for which Ventrus was required to pay S.L.A. Pharma $400,000. The report generated by these services was provided by S.L.A. Pharma during the first quarter of 2013 and Ventrus made the payment in February 2013. S.L.A. Pharma has been paid an additional $600,000 for services for the phenylephrine project through March 31, 2013. S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 and 2012, and management does not expect any services from S.L.A. Pharma for the phenylephrine project in the foreseeable future.

As of March 31, 2013, Ventrus does not expect to pay S.L.A. Pharma additional development costs.

Iferanserin (VEN 309)

In March 2008, Ventrus entered into an exclusive worldwide license agreement with Sam Amer & Co., Inc. (“Amer”) whereby Ventrus acquired certain patent rights to iferanserin (VEN 309) for the topical treatment of any anorectal disorders. On June 5, 2011, the Company entered into an agreement with Amer to acquire all rights, title and interest to iferanserin, which acquisition closed on November 14, 2011. On June 25, 2012, based on the results of the Phase III clinical trial, the Company ceased all research and development activity related to iferanserin and therefore does not expect any additional development costs.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2013)

Note 6 — Subsequent Events:

On April 5, 2013, the Company granted restricted stock units to four employees under the 2010 Plan for an aggregate of 500,000 shares of common stock. Of the units, 25% vested immediately at grant. The remaining 75% will vest in equal 25% tranches if the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market is at least $4.15, $5.15 and $6.15, respectively. The performance period for the unvested restricted stock units ends on June 30, 2016; if one or more of the stock price thresholds are not met by that date the unvested units will expire. Each employee elected to defer receipt of all shares issuable under the units, including the immediately vested shares, until the earliest of termination of employment, a change in control of Ventrus, or April 1, 2015. The Company will estimate the fair value of the restricted stock units using a binomial or lattice valuation model and record the charge commencing from the grant date over the requisite service period.

On May 9, 2013, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York against the Company, two of its executive officers and the lead underwriter of its initial public offering. The complaint generally alleges that, during the class period between December 17, 2010 and June 25, 2012,  the Company and its two executive officers violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the executive officers and the lead underwriter violated Section 20(a) of the Exchange Act in making various statements related to the Company’s product, iferanserin (VEN 309), a topical treatment for symptomatic hemorrhoids, including but not limited to the market for the product, the potential competitors, and the results of clinical trials.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs. The Company and its officers believe that all of the claims in this lawsuit are without merit and the Company intends to vigorously defend against these claims, but is unable to predict the outcome or reasonably estimate a range of possible loss.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2012, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a development-stage specialty pharmaceutical company currently focused on the development and commercialization of late-stage prescription drugs for gastrointestinal disorders, specifically anal disorders. Activities to date include development of key compounds, establishing pre-commercial relationships, hiring qualified personnel and raising capital to fund operations. We continue to report as a development stage enterprise since planned principal operations have not yet commenced. Since inception, no revenue has been recognized.

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

VEN 307, which we have in-licensed from S.L.A. Pharma, is a pre-mixed and pre-packaged proprietary topical formulation of the drug diltiazem that we are developing for the treatment of anal fissures. There are approximately 1.1 million office visits per year for anal fissures in the U.S. Despite these figures, we are aware of only one drug that has received FDA approval for the treatment of pain associated with anal fissures.

In addition to our lead product VEN 307, we also have in-licensed VEN 308 (phenylephrine) from S.L.A. Pharma. VEN 308 is intended to treat fecal incontinence associated with ileal pouch anal anastomosis, or IPAA. To our knowledge, there are no FDA-approved drugs for the treatment of fecal incontinence and yet we estimate that approximately 7.0 million Americans suffer from fecal incontinence, based on data from the National Digestive Diseases Information Clearinghouse and the 2012 population estimates of the U.S. Census Bureau. We intend to do technical development to create a twice daily patentable formulation of VEN 308 in the near future after which we will determine whether to pursue further development of VEN 308.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt and equity financings. Our operations to date have been primarily limited to organizing and staffing our company, licensing, developing and conducting clinical trials and establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of VEN 307. As of March 31, 2013, we had a deficit accumulated during the development stage of $96,042,609. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Our operations are subject to other certain risks and uncertainties, including but not limited to: uncertainty of product candidate development; uncertainty of regulatory approval; unpredictability of the size of the markets for, and market acceptance of, any of our products; our anticipated capital expenditures, our estimates regarding our capital requirements; our ability to retain and hire necessary employees and to staff our operations appropriately; and the possible impairment of, or inability to obtain, intellectual property rights and the costs of obtaining such rights from third parties. Any significant delays in the development or marketing of products could have material adverse effect on our business and financial results.

We believe that our existing cash will be sufficient to fund our projected operating requirements through FDA approval of VEN 307 and its initial launch and commercialization.

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 2 to the December 31, 2012 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012. The following accounting policies are critical to fully understanding and evaluating our financial results.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to March 31, 2013, we incurred $61,652,509 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the purchase price we paid in 2011 for VEN 309.

We plan to continue our research and development expenses for at least the next two years in order to complete development of our most advanced product candidate, VEN 307. On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the disappointing results of that Phase III trial, we have determined that our current resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309.

The following table summarizes the research and development expenses related to our product candidates and other projects. The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	3 Months ended 3/31/2013	3 Months ended 3/31/2012	Period from October 7, 2005 (inception) to March 31, 2013
VEN 307	$2,465,184	346,260	$13,754,387
VEN 309	$-	$5,817,972	$43,773,214
Other	$143,919	$258,494	$4,124,908

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Development timelines, probability of success and development costs vary widely. Based on its current status, we anticipate that to complete the clinical trial process and commercialize our lead product candidate VEN 307 will cost approximately $15.0 million. This estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with VEN 307. We believe that our existing cash will be sufficient to fund our projected operating requirements through FDA approval of VEN 307 and its initial launch and commercialization.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Results of Operations

Comparison of the Three Months Ended March 31, 2013 and March 31, 2012

Research and Development Expense

Research and development expense was $2,609,103 for the three months ended March 31, 2013, a decrease of $3,813,623 or 59.37%, from $6,422,726 for the same period in 2012. The primary reason for the decrease was the costs associated with developing VEN 309 which the Company has ceased to develop offset by the increase in costs associated with the development of VEN 307.

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees, consultants and directors. The termination of the development of VEN 309 did not have a significant effect on our general and administrative expenses.

G&A expense was $1,159,865 for the three months ended March 31, 2013, a decrease of $607,466 or 34.371% from $1,767,331 for the three months ended March 31, 2012. The decrease was primarily due to a decrease in stock based compensation.

Interest Income

Interest income was $45,873 for the three months ended March 3, 2013 compared to $16,181 for the same period in 2012.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2013 principally with debt (which in connection with our initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock or repaid) and equity financing, aggregating to approximately $90.1 million of net proceeds through March 31, 2013.

Net Cash Used in Operating Activities

Net cash used in operating activities was $4,370,119 for the three months ended March 31, 2013 and funded our research and development program and our general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $0 for the three months ended March 31, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20,754,418 for the three months ended March 31, 2013, and was from the sale of 220,000 shares of Series A non-voting convertible preferred stock and 6,670,000 shares of common stock.

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

We anticipate that to complete the clinical trial process to obtain the approval of VEN 307 will cost approximately $15.0 million. Based on our cash position at March 31, 2013, and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the initial launch and commercialization of VEN 307. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate product revenue for at least the next two years, until and assuming the FDA approves VEN 307 and we successfully launch that product. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next two years as we continue the development of VEN 307 and prepare for its commercialization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the first quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 9, 2013, a purported class action lawsuit was filed in the U.S. District Court for the Southern District of New York against us, two of our executive officers and the lead underwriter of our initial public offering: Ted Davison, William Gould and Ray Lenci, Individually and on Behalf of All Others Similarly Situated , Plaintiffs v. Ventrus Biosciences, Inc., et al, 13CIV 1319.

The complaint generally alleges that, during the class period between December 17, 2010 and June 25, 2012,  we and our two executive officers violated Sections 10(b) of the Securities Exchange Act of 1934 and SEC Rule 10b-5 and the executive officers and the lead underwriter of our initial public offering violated Section 20(a) of the Exchange Act in making various statements related to our product, iferanserin (VEN 309), a topical treatment for symptomatic hemorrhoids, including but not limited to the market for the product, the potential competitors, and the results of clinical trials.  The complaint seeks unspecified damages, interest, attorneys’ fees, and other costs.

Additional similar lawsuits might be filed. We and our officers believe that all of the claims in this lawsuit are without merit and we intend to vigorously defend against these claims, but are unable to predict the outcome or reasonably estimate a range of possible loss.

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

Ventrus Biosciences, Inc.

Date: May 10, 2013	By:	/s/ Russell H. Ellison
Russell H. Ellison
Chief Executive Officer

Date: May 10, 2013	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer