Form 10-Q
period 2013-06-30
VENTRUS BIOSCIENCES INC
filed 2013-08-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

As of August 9, 2013 there were 19,604,350 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012	1

Condensed Statements of Operations (Unadited) for the Three and Six Months ended June 30, 2013 and 2012, and for the period October 7, 2005 (Inception) to June 30, 2013	2

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Six Months ended June 30, 2013	3

Condensed Statements of Cash Flows (Unaudited) for the Six Months ended June 30, 2013 and 2012, and for the period October 7, 2005 (Inception) to June 30, 2013	4-5

Notes to Unaudited Condensed Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13-18

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 6. Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,489,917	$20,489,219
Other current assets	177,523	59,584
Total current assets	33,667,440	20,548,803

Computer equipment, net	9,329	6,841

Total assets	$33,676,769	$20,555,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,131,673	$1,847,245
Accrued expenses	453,710	898,213

Total current liabilities	2,585,383	2,745,458

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 220,000 and 0 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	220	-
Common stock, $.001 par value; 50,000,000 shares authorized; 19,604,350 and 12,934,350 issued and outstanding at June 30, 2013 and December 31, 2012, respectively	19,604	12,934
Additional paid-in capital	131,497,309	110,116,766
Common stock issuable, 125,000 shares at June 30, 2013	368,750	-
Deficit accumulated during the development stage	(100,794,497)	(92,319,514)

Total stockholders’ equity	31,091,386	17,810,186

Total liabilities and stockholders’ equity	$33,676,769	$20,555,644

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30, 2013	Three Months Ended June 30, 2012	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from October 7, 2005 (Inception) to June 30, 2013
Operating expenses:
Research and development	$3,508,450	$6,161,924	$6,117,553	$12,584,650	$65,160,959
General and administrative	1,300,309	1,316,382	2,460,174	3,083,713	22,046,575

Loss from operations	(4,808,759)	(7,478,306)	(8,577,727)	(15,668,363)	(87,207,534)
Other income (expense)
Interest income	56,871	8,258	102,744	24,439	263,863
Interest expense:
Beneficial conversion feature	-	-	-	-	(6,001,496)
Amortization of debt discount and warrants	-	-	-	-	(2,865,758)
Interest expense	-	-	-	-	(4,983,572)
	-	-	-	-	(13,850,826)
Net loss	$(4,751,888)	$(7,470,048)	$(8,474,983)	(15,643,924)	$(100,794,497)

Basic and diluted net loss per common share	$(0.24)	$(0.59)	$(0.46)	$(1.25)

Weighted average common shares outstanding – basic and diluted	19,722,482	12,627,316	18,396,384	12,518,121

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Six Months Ended June 30, 2013

	Stock
	Common Shares	Preferred Shares	Amount	Additional Paid- in Capital	Common Stock Issuable	Deficit Accumulated During the Development Stage	Total
Balance at January 1, 2013	12,934,350		$12,934	$110,116,766		$(92,319,514)	$17,810,186
Proceeds from the sale of preferred stock sold at $25.00 per share and common stock at $2.50 per share, net of offering costs	6,670,000	220,000	6,890	20,747,528		-	20,754,418
Stock-based compensation to employees and directors for the period from January 1, 2013 to June 30, 2013	-		-	551,417		-	551,417
Stock-based payments to consultants for the period from January 1, 2013 to June 30, 2013	-		-	22,190			22,190
Common stock issuable for compensation (125,000 shares)					368,750		368,750
Stock-based compensation related to the restricted stock grant				59,408			59,408
Net loss for the period						(8,474,983)	(8,474,983)

Balance at June 30, 2013	19,604,350	220,000	$19,824	$131,497,309	$368,750	$(100,794,497)	$31,091,386

For changes in the Statement of Stockholders’ Equity from October 7, 2005 (inception) to December 31, 2012, refer to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from October 7, 2005 (Inception) to June 30, 2013

Cash flows from operating activities:
Net loss	$(8,474,983)	$(15,643,924)	$(100,794,497)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	979,575	1,540,553	9,751,497
Stock-based payments to consultants	22,190	292,350	4,352,449
Depreciation	2,678	2,083	38,301
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial note conversion	-	-	6,001,496
Stock issued to vendor		-	5,000
Warrants issued in connection with related party note conversion	-	-	1,255,978
Amortization of deferred financing costs and debt discount		-	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable – notes	-	-	2,139,909

Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable – related parties		-	266,279
	-
Changes in operating assets and liabilities:
Other current assets	(117,939)	(94,956)	(177,523)
Accounts payable and accrued expenses	(160,075)	878,764	2,397,846

Net cash used in operating activities	(7,748,554)	(13,025,130)	(69,566,644)

Cash flows from investing activities:
Purchase of office and computer equipment	(5,166)	(3,240)	(47,630)
Net cash used in investing activities	(5,166)	(3,240)	(47,630)
Cash flows from financing activities:
Net proceeds from sale of common and preferred stock	20,754,418	4,166,494	90,094,079
Proceeds from notes payable	-	-	11,522,380
Proceeds from notes payable to related parties	-	-	5,041,953
Payment for deferred financing costs	-	-	(1,431,603)

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Six Months Ended June 30, 2013	Six Months Ended June 30, 2012	Period from October 7, 2005 (Inception) to June 30, 2013

Repayment of notes	-	-	(2,719,380)

Repayment of notes payable - related party	-	-	(1,573,000)

Proceeds from the exercise of warrants and options	-	730,322	2,169,762

Net cash provided by financing activities	20,754,418	4,896,816	103,104,191

Net increase (decrease) in cash and cash equivalents	13,000,698	(8,131,554)	33,489,917

Beginning of period	20,489,219	36,975,434	-

End of period	$33,489,917	$28,843,880	$33,489,917

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure – cash paid for interest	$-	$-	$685,397

 See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(June 30, 2013)

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

Note 2 — Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at June 30, 2013, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2013)

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

(June 30, 2013)

income in the period that includes the enactment date. Valuation allowances are established when it is more likely than not that some or all of the deferred tax assets will not be realized.

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options, warrants, restricted stock units and preferred stock) excluded from the diluted loss per share calculation for the six-month periods ended June 30, 2013 and 2012 was 5,518,126 and 3,154,564 respectively.

Note 3 — Commitments:

Employment agreements:

The Company has employment agreements with the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) which provide for aggregate base salaries of $650,000 per year, a guaranteed bonus of $75,000 per year for the CEO and annual performance-based bonuses of up to 50% and 25%, respectively, of their base salaries. The agreements for the CEO and CFO also provide an incentive bonus of $500,000 for each in the event that the Company’s market capitalization exceeds a specified level.  The incentive bonus, if attained, will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash. The number of the shares of common stock each was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which results in 30,457 shares to be issued to each of the CEO and the CFO. As of June 30, 2013, the market capitalization threshold had not been attained.

Note 4 — Stockholders’ Equity:

Common Stock Transactions:

On January 31, 2012, the Company filed a shelf registration statement with the SEC under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012. During 2012, the Company raised net proceeds of $4,200,000 from the sale of shares under this registration statement. In February 2013, the Company sold an aggregate of 6,670,000 shares of common stock for $2.50 per share, resulting in net proceeds of approximately $15,600,000, and 220,000 shares of Series A non-voting convertible preferred stock for $25.00 per share, resulting in net proceeds of approximately $5,200,000. As of March 18, 2013, based on the market value of the Company’s outstanding common stock held by non-affiliates, the Company is only able to use the shelf registration statement up to an amount equal to one-third of the market value of the Company’s outstanding common stock held by non-affiliates less any dollar amount sold under the shelf registration statement in the 12 months prior to the Company’s next sale of securities under the registration statement. As of June 30, 2103, the Company did not have any availability under the shelf registration statement.

Preferred Stock Transactions:

The Series A non-voting convertible preferred shares have a liquidation preference of $0.001 per share and each share of Series A preferred stock is convertible into 10 common shares of the Company’s common stock at any time at the holder’s option.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2013)

Common Stock Options and Warrants:

Warrants

In connection with the Company’s financing from 2007 to 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consultants.

A summary of the Company’s warrant activity and related information is as follows:

	Six Months Ended June 30, 2013

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

On April 5, 2013, the Company granted restricted stock units to four employees under the 2010 Plan for an aggregate of 500,000 shares of common stock. Of these units, 25% vested immediately at the grant date. The remaining 75% of the units will vest in equal 25% tranches if the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market is at least $4.15, $5.15 and $6.15, respectively. The performance period for the unvested restricted stock units ends on June 30, 2016; if one or more of the stock price thresholds are not met by that date the unvested units will expire. Each employee elected to defer receipt of all shares issuable under the units, including the immediately vested shares, until the earliest of termination of employment, a change in control of Ventrus, or April 1, 2015. The restricted stock units were issued to employees and officers at a price equal to the market price of the Company’s stock at the date of grant. The Company estimated the fair value of the restricted stock units using the Monte Carlo valuation model with the following assumptions; volatility of 56.10% , risk free interest rate of 1.934%, and dividend rate of 0%. The total estimated fair value of the restricted stock units is approximately $1,135,000. Compensation costs for restricted stock award are being recognized on a straight-line basis over the performance period. The first 25% of restricted stock was immediately expensed.

A summary of the status of our restricted stock units as of June 30, 2013 is as follow:

	Six Months Ended June 30, 2013
	Shares	Weighted Average Grant Date Fair Value Per Share
Restricted stock units as of January 1, 2013	0	$-
Granted April 5, 2013	500,000	$2.95
Shares vested and issuable	(125,000)	$2.95

Restricted stock units as of June 30, 2013	375,000	$2.95

In May and June 2013, the Company granted options to purchase 125,000 shares and 35,000 shares, respectively, under the 2010 Plan to employees at an exercise price of $2.99 and $2.47, respectively.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2013)

A summary of the Company’s option activity and related information is as follows:

	Six Months Ended June 30, 2013
	Shares	Weighted Average Exercise Price		Aggregate Intrinsic Value
Outstanding at beginning of period	1,878,475		$6.72	$-
Granted	190,000		$2.94	$-
Exercised		$		$-

Outstanding at end of period	2,068,475		$6.37	$-
Options exercisable at end of period	1,597,449

The Company expects that all but 30,000 outstanding unvested options will vest.

The fair value of the options granted for the six-month period ended June 30, 2013, was based on the following assumptions:

2013
Risk-free interest rate	0.33% - 1.31%
Expected volatility	77.01% - 77.34%
Expected life of options	5 years
Expected dividend yield	0%

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2013 (June through December)	$542,162
2014	582,623
2015	109,617
2016	75,423
Total estimated future stock-based compensation expense – stock options	$1,309,825

The weighted average remaining contractual life of options outstanding at June 30, 2013 is approximately 7 years.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2013)

Stock-based compensation expensed to research and development expense for the six months ended June 30, 2013 and 2012 was $348,104 and $558,744, respectively. Stock-based compensation expensed to general and administrative expense for the six months ended June 30, 2013 and 2012 was $653,661 and $1,274,160, respectively.

Note 5 — License Agreements:

Diltiazem (VEN 307) and Phenylepherine (VEN 308)

The Company has an exclusive royalty-bearing license agreement with S.L.A. Pharma, AG (“S.L.A. Pharma”) to sell, make and use diltiazem (VEN 307) for treatment, through topical administration, of anal fissures and phenylepherine (VEN 308) for treatment, through topical administration, of fecal incontinence (referred to collectively as the “Compound Technologies”) in the United States, Canada and Mexico. In the event that the Compound Technologies are commercialized, Ventrus is obligated to pay to S.L.A. Pharma annual royalties, based upon net sales of the products. In addition, Ventrus is required to make payments to S.L.A. Pharma up to an aggregate amount of $20 million upon the achievement of various milestones related to regulatory events. On October 9, 2012, Ventrus made a milestone payment of $125,000 to S.L.A. Pharma which was due upon Investigational Review Board approval of a Phase III study of a licensed product incorporating VEN 307.

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

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000, and these payments were made from August 2007 through December 31, 2011. On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment added additional services outside the scope of the agreement for which Ventrus was required to pay S.L.A. Pharma $400,000. The report generated by these services was provided by S.L.A. Pharma during the first quarter of 2013 and Ventrus made the payment in February 2013. S.L.A. Pharma has been paid an additional $600,000 for services for the phenylephrine project through June 30, 2013. S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 and 2012, and management does not expect any services from S.L.A. Pharma for the phenylephrine project in the foreseeable future.

As of June 30, 2013, Ventrus’ does not expect to pay S.L.A. Pharma additional development costs.

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(June 30, 2013)

Note 6 — Legal Proceedings:

In June 2012, the Company announced that its product inferanserin (VEN 309), a topical treatment for symptomatic hemorrhoids, failed to meet its end point at the completion of its Phase III clinical trial. In May 2013 two purported class action lawsuits alleging violations of the federal securities laws were filed in New York against the Company, two of its executive officers and the lead underwriter of its initial public offering. The lawsuits include allegations that, during the class period between December 17, 2010 and June 25, 2012, the Company and its executive officers and underwriter made various statements related to the Company’s product, iferanserin (VEN 309), including but not limited to, the market for the product, the potential competitors, and the results of clinical trials, thereby inflating the price of our common stock.  The complaints seek unspecified damages, interest, attorneys’ fees, and other costs. On July 23, 2013, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint. The Company and its officers intend to vigorously defend against these claims to seek dismissal of the consolidated complaint. Due to the early stage of these proceedings, the Company is unable to predict the outcome or reasonably estimate a range of possible loss relating to these claims.

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

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt and equity financings. Our operations to date have been primarily limited to organizing and staffing our company, licensing, developing and conducting clinical trials and establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of VEN 307. As of June 30, 2013, we had a deficit accumulated during the development stage of $100,794,497. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to June 30, 2013, we incurred $65,160,959 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the purchase price we paid in 2011 for VEN 309.

 We plan to continue our research and development expenses for at least the next two years in order to complete development of our most advanced product candidate, VEN 307. On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the disappointing results of that Phase III trial, we have determined that our resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309

The following table summarizes the research and development expenses related to our product candidates and other projects. The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	Six Months ended June 30, 2013	Six Months ended June 30, 2012	Period from October 7, 2005 (inception) to June 30, 2013
VEN 307	$5,769,449	985,303	$17,058,652
VEN 309	$-	$11,040,603	$43,773,214
Other	$348,104	$558,744	$4,329,093

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

Results of Operations

Comparison of the Three Months Ended June 30, 2013 and June 30, 2012

Research and Development Expense

Research and development expense was $3,508,450 for the three months ended June 30, 2013, a decrease of $2,653,474 or 43.06%, from $6,161,924 for the same period in 2012. The primary reason for the decrease was the costs associated with developing VEN 309, which the Company has ceased to develop, offset by the increase in costs associated with the development of VEN 307.

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

G&A expense was $1,300,309 for the three months ended June 30, 2013, a decrease of $16,073 or 1.22% from $1,316,382 for the three months ended June 30, 2012. The decrease was primarily due to a decrease in stock based compensation, offset primarily by an increase in Nasdaq listing fees.

Interest Income and Expense

Interest income was $56,871 for the three months ended June 30, 2013 compared to $8,258 for the same period in 2012.

Comparison of the Six Months ended June 30, 2013 and June 30, 2012

Research and Development Expense

Research and development expense was $6,117,553 for the six months ended June 30, 2013, a decrease of $6,467,097 or 51.388%, from $12,584,650 for the same period in 2012. The primary reason for the decrease was the costs associated with developing VEN 309, which the Company has ceased to develop, offset by the increase in costs associated with the development of VEN 307.

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

G&A expense was $2,460,174 for the six months ended June 30, 2013, a decrease of $623,539 or 20.22% from $3,083,713 for the six months ended June 30, 2012. The decrease was primarily due to a decrease in stock based compensation.

Interest Income and Expense

Interest income was $102,744 for the six months ended June 30, 2013 compared to $24,439 for the same period in 2012.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2013 principally with debt (which in connection with our initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock or repaid) and equity financing, aggregating to approximately $90.1 million of net proceeds through June 30, 2013.

Net Cash Used in Operating Activities

Net cash used in operating activities was $7,748,554 for the six months ended June 30, 2013 and funded our research and development program and our general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,166 for the six months ended June 30, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $20,754,418 for the six months ended June 30, 2013, and was from the sale of 220,000 shares of Series A non-voting convertible preferred stock and 6,670,000 shares of common stock.

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

We anticipate that to complete the clinical trial process to obtain the approval of VEN 307 will cost approximately $15.0 million. Based on our cash position at June 30, 2013, and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the initial launch and commercialization of VEN 307. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

On May 9 and May 21, 2013, respectively, two purported class action lawsuits were filed in the U.S. District Court for the Southern District of New York against us, two of our executive officers and the lead underwriter of our initial public offering: Ted Davison, William Gould and Ray Lenci, Individually and on Behalf of All Others Similarly Situated , Plaintiffs v. Ventrus Biosciences, Inc., et al, 13CIV 3119; and Michael Bartley, Individually and on Behalf of All Others Similarly Situated , Plaintiffs v. Ventrus Biosciences, Inc., et al, 13CIV 3429.

The complaints have been brought as purported stockholder class actions, and, in general, include allegations that, during the class period between December 17, 2010 and June 25, 2012,  we and our two executive officers violated Section 10(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 10b-5 promulgated thereunder, and our two executive officers and the lead underwriter of our initial public offering violated Section 20(a) of the Exchange Act in making various statements related to our product, iferanserin (VEN 309), a topical treatment for symptomatic hemorrhoids, including but not limited to, the market for the product, the potential competitors, and the results of clinical trials, thereby inflating the price of our common stock.  The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.

On July 8, 2013, three prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel (the “Motions to Consolidate”). The Court took the Motions to Consolidate under submission on July 17, 2013. On July 23, 2013, the Court consolidated the actions and appointed a lead plaintiff and lead counsel. We expect the lead plaintiff to file a consolidated complaint. We and our officers intend to vigorously defend against these claims to seek dismissal of the consolidated complaint. Due to the early stage of these proceedings, we are unable to predict the outcome or reasonably estimate a range of possible loss relating to these claims.

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

Ventrus Biosciences, Inc.

Date: August 9, 2013	By:	/s/ Russell H. Ellison
Russell H. Ellison
Chief Executive Officer

Date: August 9, 2013	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer

