Form 10-Q
period 2013-09-30
VENTRUS BIOSCIENCES INC
filed 2013-11-12
CIK 1426800

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

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

As of November 8, 2013 there were 20,858,895 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012	1

Condensed Statements of Operations (Unaudited) for the Three and Nine Months ended September 30, 2013 and 2012, and for the period October 7, 2005 (Inception) to September 30, 2013	2

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Nine Months ended September 30, 2013	3

Condensed Statements of Cash Flows (Unaudited) for the Nine Months ended September 30, 2013 and 2012, and for the period October 7, 2005 (Inception) to September 30, 2013	4-5

Notes to Unaudited Condensed Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 4. Controls and Procedures	18-19

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	20

Item 5. Other Information	20

Item 6. Exhibits	21

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$32,222,910	$20,489,219
Other current assets	134,780	59,584
Total current assets	32,357,690	20,548,803

Computer equipment, net	7,632	6,841

Total assets	$32,365,322	$20,555,644

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,280,245	$1,847,245
Accrued expenses	37,415	898,213

Total current liabilities	2,317,660	2,745,458

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 220,000 and 0 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	220	-
Common stock, $.001 par value; 50,000,000 shares authorized; 20,663,301 and 12,934,350 issued and outstanding at September 30, 2013 and December 31, 2012, respectively	20,663	12,934

Additional paid-in capital	135,334,268	110,116,766
Common stock issuable, 125,000 shares at September 30, 2013	368,750	-

Deficit accumulated during the development stage	(105,676,239)	(92,319,514)

Total stockholders’ equity	30,047,662	17,810,186

Total liabilities and stockholders’ equity	$32,365,322	$20,555,644

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30, 2013	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2013	Nine Months Ended September30, 2012	Period from October 7, 2005 (Inception) to September 30, 2013
Operating expenses:
Research and development	$3,753,319	$4,188,127	$9,870,871	$16,772,777	$68,914,278
General and administrative	1,179,689	1,182,176	3,639,863	4,265,889	23,226,264

Loss from operations	(4,933,008)	(5,370,303)	(13,510,734)	(21,038,666)	(92,140,542)
Interest income	51,266	14,906	154,009	39,345	315,129
Interest expense:
Beneficial conversion feature	-	-			(6,001,496)
Amortization of debt discount and warrants	-	-			(2,865,758)
Interest expense	-	-			(4,983,572)
	-	-			(13,850,826)
Net loss	$(4,881,742)	$(5,355,397)	$(13,356,725)	(20,999,321)	$(105,676,239)

Basic and diluted net loss per common share	$(0.25)	$(0.41)	$(0.71)	$(1.66)

Weighted average common shares outstanding - basic and diluted	19,894,525	12,933,340	18,901,717	12,657,538

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
For the Nine Months Ended September 30, 2013

	Stock			Additional		Deficit Accumulated During the
	Common Shares	Preferred Shares	Amount	Paid-in Capital	Common Stock Issuable	Development Stage	Total
Balance at January 1, 2013	12,934,350		$12,934	$110,116,766		$(92,319,514)	$17,810,186
Proceeds from the sale of preferred stock sold at $25.00 per share and common stock at $2.50 per share, net of offering costs	6,670,000	220,000	6,890	20,747,528	-	-	20,754,418
Proceeds from the sale of common stock at $3.30 per share, net of offering costs	1,058,951	-	1,059	3,387,036	-	-	3,388,095
Stock-based compensation to employees and directors for the period from January 1, 2013 to September 30, 2013	-		-	935,736	-	-	935,736
Stock-based payments to consultants for the period from January 1, 2013 to September 30, 2013	-		-	29,317	-	-	29,317
Common stock issuable for compensation (125,000 shares)	-		-	-	368,750	-	368,750
Stock-based compensation related to the restricted stock grant	-		-	117,885	-	-	117,885
Net loss for the period						(13,356,725)	(13,356,725)

Balance at September 30, 2013	20,663,301	220,000	$20,883	$135,334,268	$368,750	$(105,676,239)	$30,047,662

For changes in the Statement of Stockholders’ Equity from October 7, 2005 (inception) to December 31, 2012, refer to the Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013.

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from October 7, 2005 (Inception) to September 30, 2013

Cash flows from operating activities:
Net loss	$(13,356,725)	$(20,999,321)	$(105,676,239)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,422,371	2,241,659	10,194,293
Stock-based payments to consultants	29,317	326,313	4,359,576,449
Depreciation	4,375	3,351	39,998
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial note conversion	-	-	6,001,496
Stock issued to vendor		-	5,000
Warrants issued in connection with related party note conversion	-	-	1,255,978
Amortization of deferred financing costs and debt discount		-	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable - notes	-	-	2,139,909

Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable - related parties		-	266,279
	-
Changes in operating assets and liabilities:
Other current assets	(75,196)	(49,055)	(134,780)
Accounts payable and accrued expenses	(427,798)	168,122	2,130,123

Net cash used in operating activities	(12,403,656)	(18,308,931)	(74,221,746)

Cash flows from investing activities:
Purchase of office and computer equipment	(5,166)	(3,240)	(47,630)
Net cash used in investing activities	(5,166)	(3,240)	(47,630)
Cash flows from financing activities:
Net proceeds from sale of common and preferred stock	24,142,513	4,166,494	93,482,174
Proceeds from notes payable	-	-	11,522,380
Proceeds from notes payable to related parties	-	-	5,041,953
Payment for deferred financing costs	-	-	(1,431,603)

VENTRUS BIOSCIENCES, INC.
A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Nine Months Ended September 30, 2013	Nine Months Ended September 30, 2012	Period from October 7, 2005 (Inception) to September 30, 2013

Repayment of notes	-	-	(2,719,380)

Repayment of notes payable - related party	-	-	(1,573,000)

Proceeds from the exercise of warrants and options	-	730,322	2,169,762

Net cash provided by financing activities	24,142,513	4,896,816	106,492,286

Net increase (decrease) in cash and cash equivalents	11,733,691	(13,415,355)	32,222,910

Beginning of period	20,489,219	36,975,434	-

End of period	32,222,910	23,560,079	32,222,910

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure - cash paid for interest	$-	$-	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements
(September 30, 2013)

Note 1 - Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences Inc. (“Ventrus” or the “Company”) is a specialty pharmaceutical company primarily focused on the development and commercialization of prescription drugs addressing gastrointestinal problems. Ventrus was incorporated in the State of Delaware on October 7, 2005 (date of inception) and commenced operations in April 2007.

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2012, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed on March 18, 2013. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

Capital Resources:

The Company has not derived any revenue from product sales to date as its products have not been approved for sale by the U.S. Food and Drug Administration (“FDA”) or any foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses over the next 18 to 24 months as it continues the development and commercialization of its product, diltiazem  ("VEN 307") and thereafter if approval is not received or VEN 307 is not successfully launched. As a result, the Company may need to obtain additional funds to finance its operations in the future.  In February 2013, the Company raised approximately $20,800,000 in net proceeds in a public offering of its common stock and Series A non-voting convertible preferred stock.  In September and October 2013, the Company raised approximately $3,400,000 and $200,000 respectively, in net proceeds under an at-the-market company equity sales program.  Management believes the Company currently has sufficient funds to meet its operating requirements and scheduled regulatory and development activities through FDA approval, launch and initial commercialization of diltiazem. Assuming such approval and launch, thereafter, if the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.

Note 2 - Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at September 30, 2013, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

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

The Company’s accruals for clinical trials are based on estimates of the services received and pursuant to contracts with the respective clinical trial centers and clinical research organizations. In the normal course of business, the Company contracts with third parties to perform various clinical trial activities in the ongoing development of potential products. The financial terms of these agreements are subject to negotiation and variation from contract to contract and may result in uneven payment flows. Payments under the contracts depend on factors such as the achievement of certain events, the successful enrollment of patients, and the completion of portions of the clinical trial or similar conditions. The objective of the Company’s accrual policy is to match the recording of expenses in its financial statements to the actual services received. As such, expense accruals related to clinical trials are recognized based on an estimate of the degree of completion of the event or events specified in the specific clinical study or trial contract.

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

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options, warrants, restricted stock units and preferred stock) excluded from the diluted loss per share calculation for the nine-month periods ended September 30, 2013 and 2012 was 5,594,521, and 3,133,606, respectively.

Note 3 - Commitments:

Employment agreements:

The Company has employment agreements with the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”) which provide for aggregate base salaries of $650,000 per year, a guaranteed bonus of $75,000 per year for the CEO and annual performance-based bonuses of up to 50% and 25%, respectively, of their base salaries. The agreements for the CEO and CFO also provide an incentive bonus of $500,000 for each in the event that the Company’s market capitalization exceeds a specified level.  The incentive bonus, if attained, will be paid in a combination of shares of the Company’s common stock worth $300,000 and $200,000 in cash. The number of the shares of common stock each was determined by the closing price of the Company’s common stock as reported on NASDAQ on August 24, 2011 ($9.85), which results in 30,457 shares to be issued to each of the CEO and the CFO. As of September 30, 2013, the market capitalization threshold had not been attained.

The term of both the CEO’s and CFO’s employment agreement end in December 2013. The Board has notified the CEO and CFO that the Board intends to re-new each agreement and is in the process of developing these. It is expected that the new agreements will be in place by the end of December.

Note 4 - Stockholders’ Equity:

Common Stock Transactions:

On January 31, 2012, the Company filed a shelf registration statement with the SEC under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. The registration statement became effective as of February 10, 2012.  During 2012, the Company raised net proceeds of $4,200,000 from the sale of shares under this registration statement.  In February 2013, the Company sold an aggregate of 6,670,000 shares of common stock for $2.50 per share, resulting in net proceeds of approximately $15,600,000, and 220,000 shares of Series A non-voting convertible preferred stock for $25.00 per share, resulting in net proceeds of approximately $5,200,000.  In September 2013, the Company raised $3,388,095 in net proceeds under an at-the-market common equity sales program. Pursuant to General Instruction I.B.6. of Form S-3, based on the market value of the Company’s outstanding common stock held by non-affiliates, the Company is only able to use the shelf registration statement up to an amount equal to one-third of the market value of the Company’s outstanding common stock held by non-affiliates less any dollar amount sold under the shelf registration statement in the 12 months prior to the Company’s next sale of securities under the registration statement. As of September 30, 2013, the Company had $18,028,686.  of availability under the shelf registration statement pursuant to General Instruction I.B.6. of Form S-3.

Preferred Stock Transactions:

The Series A non-voting convertible preferred shares have a liquidation preference of $0.001 per share and each share of Series A preferred stock is convertible into 10 common shares of the Company’s common stock at any time at the holder’s option.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

Common Stock Options and Warrants:

Warrants

In connection with the Company’s financing from 2007 to 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consultants.

A summary of the Company’s warrant activity and related information is as follows:

	Nine Months Ended September 30, 2013

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	874,651	$7.67
Granted	-	$-
Exercised	-	$-
Expired	13,605	$1.24

Outstanding at end of period	861,046	$7.77
Warrants exercisable at end of period	861,046	$7.77

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

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

A summary of the status of our restricted stock units as of September 30, 2013 is as follows:

	Nine Months Ended September 30, 2013

		Weighted Average
	Shares	Grant Date Fair Value Per Share
Restricted stock units as of January 1, 2013	0	$-
Granted April 5, 2013	500,000	$2.27
Shares vested and issuable	(125,000)	$2.95

Restricted stock units as of September 30, 2013	375,000	$2.04

Stock Options

In March 2013, the Company granted options to purchase 30,000 shares under the 2010 Plan to three board members at an exercise price of $3.31 per share.

In May and June 2013, the Company granted options to purchase 125,000 shares and 35,000 shares, respectively, under the 2010 Plan to employees at an exercise price of $2.99 and $2.47, respectively.

In August and September 2013, the Company granted options to purchase 30,000 shares and 60,000 shares, respectively, under the 2010 Plan to employees at an exercise price of $2.51 and $3.15, respectively.

A summary of the Company’s option activity and related information is as follows:

	Nine Months Ended September 30, 2013
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,878,475	$6.72	$-
Granted	280,000	$2.94	$-
Exercised	-	-	$-
Outstanding at end of period	2,158,475	$6.23	$-
Options exercisable at end of period	1,597,449

The Company expects that all but 30,000 outstanding unvested options will vest.

The fair value of the options granted for the nine-month period ended September 30, 2013, was based on the following assumptions:

2013
Risk-free interest rate	0.33%-1.31%
Expected volatility	77.01%-77.34%
Expected life of options	5 years
Expected dividend yield	0%

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2013 (October through December)	$278,672
2014	625,436
2015	146,908
2016	99,920
20,239
Total estimated future stock-based compensation expense – stock options	$1,171,175

The weighted average remaining contractual life of options outstanding at September 30, 2013 is approximately 7 years.

 VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

Stock-based compensation (including payments to consultants) expensed to research and development expense for the nine months ended September 30, 2013 and 2012 was $500,830 and $704,097, respectively. Stock-based compensation (including payments to consultants) expensed to general and administrative expense for the nine months ended September 30, 2013 and 2012 was $950,858 and $1,863,875 respectively.

Note 5 - License Agreements:

Diltiazem (VEN 307) and Phenylepherine (VEN 308)

The Company has an exclusive royalty-bearing license agreement with S.L.A. Pharma, AG (“S.L.A. Pharma”) to sell, make and use diltiazem (VEN 307) for treatment, through topical administration, of fissures and phenylepherine (VEN 308) for treatment, through topical administration, of fecal incontinence (referred to collectively as the “Compound Technologies”) in the United States, Canada and Mexico. In the event that the Compound Technologies are commercialized, Ventrus is obligated to pay to S.L.A. Pharma annual royalties, based upon net sales of the products. In addition, Ventrus is required to make payments to S.L.A. Pharma up to an aggregate amount of $20 million upon the achievement of various milestones related to regulatory events. On October 9, 2012, Ventrus made a milestone payment of $125,000 to S.L.A. Pharma which was due upon Investigational Review Board approval of a Phase III study of a licensed product incorporating VEN 307.

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

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000, and these payments were made from August 2007 through December 31, 2011. On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment added additional services outside the scope of the agreement for which Ventrus was required to pay S.L.A. Pharma $400,000. The report generated by these services was provided by S.L.A. Pharma during the first quarter of 2013 and Ventrus made the payment in February 2013. S.L.A. Pharma has been paid an additional $600,000 for services for the phenylephrine project through September 30, 2013. S.L.A. Pharma did not provide Ventrus with any services for the phenylephrine project in 2011 and 2012, and management does not expect any services from S.L.A. Pharma for the phenylephrine project in the foreseeable future.

As of September 30, 2013, Ventrus’ does not expect to pay S.L.A. Pharma additional development costs.

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

New Product Candidates

On November 8, 2013, Ventrus entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery  of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release platform technology. Under the agreement, Therabiome granted to Ventrus the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins and small molecules by oral delivery in (i) gastro-intestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property.    Ventrus will be solely responsible for all research and development activities with respect to any product it develops under the license.

VENTRUS BIOSCIENCES, INC.
(A Development Stage Company)

Notes to Condensed Financial Statements (continued)
(September 30, 2013)

For the license, Ventrus paid Therabiome an upfront non-refundable license fee of $300,000.  Ventrus must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform for U.S. regulatory milestones.  Ventrus also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region. Ventrus also must pay Therabiome royalties on annual net sales of a product in the low to mid-single digit percentages plus, once annual net sales exceed two certain thresholds, a one-time cash payment upon reaching each threshold.

Therabiome must pay Ventrus royalties on annual net sales of any product it develops, using the intellectual property, in the low double to mid-double percentages, depending on the level of development or involvement Ventrus had in the product.

Note 6 - Legal Proceedings:

In June 2012, the Company announced that is product iferanserin (VEN 309), failed to meet its end point at the completion of its Phase III clinical trial.  In May 2013 two purported class action lawsuits alleging violations of the federal securities laws were filed in New York against the Company, two of its executive officers and the lead underwriter of its initial public offering.  The lawsuits include allegations that, during the class period between December 17, 2010 and June 25, 2012, the Company and its executive officers and underwriter made various statements related to the Company’s product, iferanserin (VEN 309), including but not limited to, the market for the product, the potential competitors, and the results of clinical trials, thereby inflating the price of our common stock. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.  On July 23, 2013, the Court consolidated the actions and appointed lead plaintiffs and lead counsel.  On September 16, 2013, lead plaintiffs filed a consolidated amended complaint.  The Company and its officers intend to vigorously defend against these claims to seek dismissal of the consolidated complaint. Due to the early stage of these proceedings, the Company is unable to predict the outcome or reasonably estimate a range of possible loss relating to these claims.

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

Overview

We are a development-stage specialty pharmaceutical company primarily focused on the development and commercialization of late-stage prescription drugs for gastrointestinal disorders, specifically anal disorders.   Activities to date include development of key compounds, establishing pre-commercial relationships, hiring qualified personnel and raising capital to fund operations. We continue to report as a development stage enterprise since planned commercial  operations have not yet commenced. Since inception, no revenue has been recognized.

Our clinical product candidate portfolio consists of two in-licensed late-stage drugs. Our lead product, VEN 307 (topical diltiazem), is intended to treat pain associated with anal fissures and our secondary product, VEN 308 (topical phenylephrine), is intended to treat fecal incontinence. These candidates are two molecules that were previously approved and are currently marketed for other indications and that have been formulated into our proprietary topical treatments for these new gastrointestinal indications.

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

In addition to our lead product VEN 307, we also have in-licensed VEN 308 (phenylephrine) from S.L.A. Pharma. VEN 308 is intended to treat fecal incontinence associated with ileal pouch anal anastomosis, or IPAA. To our knowledge, there are no FDA-approved drugs for the treatment of fecal incontinence and yet we estimate that approximately 7.0 million Americans suffer from fecal incontinence, based on data from the National Digestive Diseases Information Clearinghouse and the 2012 population estimates of the U.S. Census Bureau. One device (hyaluronic acid, or SolestaTM) has been approved by FDA for the treatment of fecal incontinence.

We intend to do technical development to create a twice daily patentable formulation of VEN 308 after which we will determine whether to pursue further development of VEN 308.

In addition, on November 8, 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery  of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release platform technology. Under the agreement, Therabiome granted to us the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins and small molecules by oral delivery in (i) gastro-intestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property. To date, no specific clinical development candidates have been identified from this intellectual property.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt and equity financings. Our operations to date have been primarily limited to organizing and staffing our company, licensing, developing and conducting clinical trials and establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we progress towards the commercialization of VEN 307. As of September 30, 2013, we had a deficit accumulated during the development stage of $105,676,239. Because we do not generate revenue from any of our product candidates, our losses will continue as we advance our product candidates towards regulatory approval and eventual commercialization. As a result, our operating losses are likely to be substantial over the next several years. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to September 30, 2013, we have incurred $68,914,278 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the purchase price we paid in 2011 for VEN 309.

 We plan to continue our research and development expenses for at least the next 18 to 24 months in order to complete development of our most advanced product candidate, VEN 307. On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the disappointing results of that Phase III trial, we have determined that our resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no immediate plans to continue development of VEN 309 and have ceased all activity related to VEN 309

The following table summarizes the research and development expenses related to our product candidates and other projects. The table reflects expenses directly attributable to each development candidate, which are tracked on a project basis.

	3 Months ended 9/30/2013		3 Months ended 9/30/2012	9 Months ended 9/30/2013		9 Months ended 9/30/2012	Period from October 7, 2005 (inception) to September 30, 2013
VEN 307		$4,018,795	1,948,690		$9,788,244	$2,933,993	$21,077,447
VEN 309	$	*(418,202)	$2,094,085	$	*(418,202)	$13,134,687	$43,355,012
Other		$152,726	$145,352		$500,829	$704,097	$4,481,819
*Credit received from vendor in August 2013 related to the VEN 309 clinical trial which was terminated in June 2012

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s early clinical data, investment in the program, competition, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Development timelines, probability of success and development costs vary widely. Based on its current status, we anticipate that to complete the clinical trial process and commercialize our lead product candidate VEN 307 will cost approximately $10.0 million. This estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with VEN 307.  We believe that our existing cash will be sufficient to fund our projected operating requirements through FDA approval of VEN 307 and its launch and initial commercialization.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Results of Operations

Comparison of the Three Months Ended September 30, 2013 and September 30, 2012

Research and Development Expense

Research and development expense was $3,753,319 for the three months ended September 30, 2013, a decrease of $434,808 or 10.38%, from $4,188,127 for the same period in 2012. The primary reason for the decrease was the costs associated with winding down VEN 309, which the Company has ceased to develop, offset by the increase in costs associated with the development of VEN 307.

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

G&A expense was $1,179,689 for the three months ended September 30, 2013, a decrease of $2,487 or 0.21% from $1,182,176 for the three months ended September 30, 2012.
Interest Income and Expense

Interest income was $51,266 for the three months ended September 30, 2013 compared to $14,906 for the same period in 2012 due to higher cash balances as a result of stock sales in February and September 2013.

Comparison of the Nine Months ended September 30, 2013 and September 30, 2012

Research and Development Expense

Research and development expense was $9,870,871 for the nine months ended September 30, 2013, a decrease of $6,901,906 or 41.1%, from $16,772,777 for the same period in 2012. The primary reason for the decrease was the costs associated with developing VEN 309, which the Company has ceased to develop, offset by the increase in costs associated with the development of VEN 307.

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

G&A expense was $3,639,863 for the nine months ended September 30, 2013, a decrease of $626,026 or 14.7% from $4,265,889 for the nine months ended September 30, 2012. The decrease was primarily due to a decrease in stock based compensation.

Interest Income and Expense

Interest income was $154,009 for the nine months ended September 30, 2013 compared to $39,345 for the same period in 2012 due to higher cash balances as a result of stock sales in February and September 2013.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2013 principally with debt (which in connection with our initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock or repaid) and equity financing, aggregating to approximately $109.9 million of net proceeds through September 30, 2013.

Net Cash Used in Operating Activities

Net cash used in operating activities was $12,403,657 for the nine months ended September 30, 2013 and funded our research and development program and our general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $5,166 for the nine months ended September 30, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $24,142,513 for the nine months ended September 30, 2013, and was from the sale of 220,000 shares of Series A non-voting convertible preferred stock and 7,728,951 shares of common stock.

Funding Requirements

We expect to incur losses for at least the next 18 to 24 months as we develop VEN 307 and thereafter if the FDA does not approve VEN 307 or we do not launch it successfully. We expect to incur increasing research and development expenses for VEN 307. We expect that our general and administrative expenses will also increase as we add infrastructure for the planned commercialization of VEN 307, and continue to incur costs related to being a public company, including increased professional fees. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

We anticipate that to complete the clinical trial process to obtain the approval of VEN 307 will cost approximately $10.0 million. Based on our cash position at September 30, 2013, and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the initial launch and commercialization of VEN 307. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials.

We do not anticipate that we will generate product revenue for at least the next 18 to 24 months, until and assuming the FDA approves VEN 307 and we successfully launch that product. In the absence of additional funding, we expect our continuing operating losses to result in increases in our cash used in operations over the next 18 to 24 months as we continue the development of VEN 307 and prepare for its commercialization.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the third quarter of 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 8, 2013, three prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel (the “Motions to Consolidate”).  The Court took the Motions to Consolidate under submission on July 17, 2013.  On July 23, 2013, the Court consolidated the actions and appointed lead plaintiffs and lead counsel.   On September 16, 2013, lead plaintiffs filed a consolidated amended complaint.  We and our officers intend to vigorously defend against these claims to seek dismissal of the consolidated complaint. Due to the early stage of these proceedings, we are unable to predict the outcome or reasonably estimate a range of possible loss relating to these claims.

Item 5. Other Information

  On November 8, 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery  of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release platform technology. Under the agreement, Therabiome granted to us the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins and small molecules by oral delivery in (i) gastro-intestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property.    We will be solely responsible for all research and development activities with respect to any product we develop under the license.

For the license, we paid Therabiome an upfront non-refundable license fee of $300,000.  We must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform, for U.S. regulatory milestones, depending on whether the milestone occurs before the filing of the first new drug application, or NDA, for a product or after the first, second or third NDA filings, as follows:

Regulatory and Clinical Milestones

Upon the filing of an IND with the FDA:	$100,000 - $130,000

First dose first patient – human Phase I Clinical Trial	$250,000 - $325,000

First dose first patient – human Phase II Clinical Trial	$500,000 - $650,000

First dose first patient – human Phase III Clinical Trial	$750,000 - $975,000

Upon filing of an NDA or BLA with the FDA	$1,000,000 - $1,300,000

Upon marketing approval by the FDA	$3,000,000

Upon approval of a supplemental NDA (sNDA) for a new Indication, in the U.S	$1,000,000

We also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region, and depend on whether the milestone occurs before the filing of the first NDA filing for a product or after the first, second or third NDA filings, and which will be: one-third of the U.S. milestones paid upon a foreign equivalent of an investigational new drug application, or IND, and marketing approval for each product in the European Union or Japan; 10% of the U.S. milestones paid upon a foreign equivalent of  an IND and marketing approval for each product in China; 10% of the U.S. milestone paid upon marketing approval for each product in India and Brazil; and 1% of the U.S. milestone paid upon marketing approval for each product in all other countries. We also must pay Therabiome royalties on annual net sales of a product in the low to mid-single digit percentages plus, once annual net sales exceed two certain thresholds, a one-time cash payment upon reaching each threshold.

If we choose not to develop a product, Therabiome will have the right to request a limited, exclusive sublicense, with the right to sublicense, for developing the intellectual property for the field, subject to our right to reject the request if we, in our sole discretion, determine that the sublicense would negatively impact our products or prospects. If we agree to the sublicense, the terms relating to Ventrus would be the same as under the license agreement applicable to Therabiome products developed under the license agreement. Therabiome also may request to develop with third parties products in the field that are not competing products, which request we can refuse in our sole discretion.  If we agree to the request, the terms relating to Ventrus would be the same as under the license agreement applicable to Therabiome products developed under the license agreement. Therabiome must pay us royalties on annual net sales of any product it develops, using the intellectual property, in the low double to mid-double percentages, depending on the level of development or involvement we had in the product.

The term of the license agreement (and the period during which royalties must be paid under the license agreement) will end, on a product-by-product and country-by-country basis, at the later of: (i) the expiration of the last to expire Therabiome patent containing a valid claim covering the sale of a product in a country; or (ii) receipt by a third party of marketing approval for a generic equivalent of the product in that country.  We may terminate the license agreement (i) for any reason its entirety or on a product-by-product basis, (ii) on a product-by-product basis for uncured material breach by Therabiome, (iii) on a product-by-product basis in the event Therabiome challenges the validity or enforceability of any issued patent with the licensed intellectual property, or (iv) upon Therabiome’s bankruptcy.   Therabiome may terminate the license agreement (i) on a product-by-product basis for uncured material breach by us, (ii) on a product-by-product basis in the event we challenge the validity or enforceability of any issued patent with the licensed intellectual property, or (iii) upon our bankruptcy.

If we terminate because of Therabiome’s uncured material breach or its bankruptcy, the license of the intellectual property will remain in effect, but the milestones and royalties due Therabiome will be reduced by a certain percentage. If we terminate without cause or Therabiome terminates because of our uncured material breach or bankruptcy, the license granted under the agreement will terminate and we and Therabiome will cooperate to effect the winding down of the activities under the agreement.

The foregoing description of the license agreement is not complete and is qualified in its entirety by reference to the full text of the agreement, a copy of which will be filed as an exhibit to our Annual Report on Form 10-K for the year ending December 31, 2013.

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

Ventrus Biosciences, Inc.

Date: November 12, 2013	By:	/s/ Russell H. Ellison
Russell H. Ellison
Chief Executive Officer

Date: November 12, 2013	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer

