Form 10-K
period 2013-12-31
VENTRUS BIOSCIENCES INC
filed 2014-03-31
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2013, was approximately $46.9 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Capital Market on June 28, 2013 (the last trading day before June 30, 2103).  For purposes of making this calculation only, the registrant has defined affiliates as including only directors and executive officers and shareholders holding greater than 10% of the voting stock of the registrant as of June 30, 2013.

As of March 24, 2014 there were 23,396,259 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

VENTRUS BIOSCIENCES, INC.

F-i

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

PART I

Item 1. Business

Overview

We are a development-stage specialty pharmaceutical company currently focused on the development of late-stage and pre-clinical prescription drugs and biologics, currently for gastrointestinal disorders. Major pharmaceutical progress has been made in the gastrointestinal therapeutic areas of gastroesophageal reflux, peptic ulcer disease and inflammatory bowel disease. However, many major gastrointestinal disorders still lack medical treatments. Our product portfolio consists of two late stage assets: VEN 307 (topical diltiazem) for relief from pain associated with anal fissures, and VEN 308 (topical phenylephrine) for the treatment of fecal incontinence. These candidates are two molecules that were previously approved and are currently marketed for other indications and that have been formulated into our proprietary topical treatments for these new gastrointestinal indications.

We also are developing a colonic delivery mechanism (VEN 310), which is a PH sensitive system to deliver bacteria, complex proteins, viral antigens, small molecules and other treatments precisely to the colon.

In addition to VEN 307, VEN 308 and VEN 310, we intend to pursue the in-licensing and acquisition of other development stage as well as pre-clinical assets.

VEN 307 (diltiazem cream) for the relief of pain associated with anal fissures

There are approximately 1.1 million office visits per year for anal fissures in the U.S. In addition, SDI Physician Drug & Diagnostic Audit estimated that in 2010 there were approximately 730,000 unique patients who visited a physician for anal fissures. Despite these figures, we are aware of only one drug that has received U.S. Food and Drug Administration, or FDA, approval for the treatment of pain associated with anal fissures; Rectiv® received approval in late June 2011, and became commercially available in the first quarter of 2012. Rectiv is effective in reducing the pain from anal fissures, but moderate and severe headaches are a frequent side effect of this topical drug whose active ingredient is nitroglycerin.

Diltiazem was first approved in 1982 in oral form for the treatment of angina and high blood pressure. It has been prescribed in the U.S. for millions of patients in oral dosages typically from 240 mg to 360 mg per day. In contrast, daily doses of VEN 307 for treatment of anal fissures will be approximately 30 mg.

VEN 307 is a pre-mixed and pre-packaged proprietary formulation of diltiazem that when applied topically yields lower blood levels (at one-tenth the amount) than the lowest oral dose used for cardiovascular treatment. We believe these low blood levels improve the safety profile and lower the risk of side effects, including headaches.

Because of the extensive patient exposure to diltiazem as a cardiovascular agent and the wide safety margin as a low-dose topical therapy, we intend to develop VEN 307 for the treatment of pain from anal fissures. Because diltiazem is approved in oral formulations for the treatment of angina and high blood pressure, it is eligible for the FDA’s 505(b)2 registration pathway. We intend to develop VEN 307 in a topical formulation as a Section 505(b)(2) new drug application, or NDA, based on our discussions with the FDA at our pre-IND meeting in August 2007. At this meeting, we discussed necessary preclinical testing, and chemistry and manufacturing data necessary to support an investigational new drug product application, or IND, and received guidance on the design of the pivotal Phase III trials.

Our licensor and development partner, S.L.A. Pharma, began enrollment in the first VEN 307 Phase III trial in November 2010 and completed enrollment of 465 patients at 27 sites in 11 countries in Europe in December 2011. Patients were treated for two months and then observed without treatment for one month in a randomized 1:1:1 double-blind study that compared treatments of 2% VEN 307 and 4% VEN 307 to placebo. The primary endpoint was reduction of worst pain with or following defecation averaged across the fourth week of treatment (Week 4), using a validated numerical rating scale (NRS) for pain. Both the 4% and the 2% diltiazem treatment arms demonstrated statistically significant improvement compared to placebo.

Based on these results, in June 2012, to begin our U.S. development of VEN 307, we filed an IND for our pharmacokinetic, or PK, trial in the U.S. for the current formulation of VEN 307. In August 2012, we met with the FDA in a pre-NDA meeting to discuss the Phase III trial, as well as steps to move forward toward an NDA. We were advised that we should submit two provocative skin test trials and a second pivotal study, to, at a minimum, complete the clinical safety data base. In addition, the FDA advised us that it preferred we undertake a more formal standardized definition of healing (similar to that used in wound healing studies) as an endpoint, which would need to be positive in two studies, to support a label claiming improved healing. We determined to not pursue that request, and therefore we do not expect the FDA will allow us to claim improved healing on the product label.

In September 2013, we reported positive results from the two clinical dermal safety studies and one PK study of VEN 307. In the dermal studies, results demonstrated that VEN 307 was safe and well tolerated. The results from our PK study comparing VEN 307 to oral diltiazem in subjects with anal fissure demonstrated that all PK parameters, including AUC, Cmax, Tmax and half-life, were consistent with expectations, and also demonstrated that systemic exposure of VEN 307 was approximately only 10% that of oral diltiazem, in line with prior data from an investigator sponsored trial with this product, and confirming a potentially high safety margin.

We initiated a second pivotal Phase III clinical trial of VEN 307 (three times daily, or t.i.d., formulation) in anal fissures in the fourth quarter of 2012, and reported top line data in the first quarter of 2014. This trial randomized in a 1:1 ratio, 400 subjects to either 2% diltiazem cream applied peri-anally three times daily or a placebo cream, at approximately 120 sites primarily in the U.S. with supplemental sites in Canada and Israel. The treatment and the double blind period duration was four weeks. The primary endpoint was similar to that in the prior Phase III trial conducted by S.L.A. Pharma: worst pain with or following defecation during the fourth week of treatment. The key secondary endpoints were average daily pain and Patients’ Global Impression (PGI), also at four weeks. The diltiazem 2% treatment arm demonstrated no significant improvement compared to placebo in the primary endpoint of average of worst anal pain associated with or following defecation.

Based on this data, and inasmuch as a primary purpose of our second Phase III trial was to complete the safety data package for an NDA with the FDA, we have requested a pre-NDA FDA meeting to determine the next steps in the program. Depending on the results of that meeting, we expect to be able to file the NDA in the third quarter of 2014.

We have potential to capture immediate market share if VEN 307 is approved due to the familiarity of gastroenterologists and surgeons with the current use of diltiazem to treat anal fissures, its ease of prescription as a pre-formulated FDA-approved product with no need for compounding necessary at the pharmacy, and the expected ability for patients to be reimbursed through their health insurance plans or Medicare. VEN 307 is covered by method of use patents that will expire in February 2018. We expect that we will receive a Hatch-Waxman extension of exclusivity for the t.i.d. formulation of VEN 307 to approximately mid-2019. We also have initiated a written request process with the FDA for pediatric studies for VEN 307, which if undertaken, would extend exclusivity for an additional six months.

We have completed the technical development of a different formulation of VEN 307 with new intellectual property in the form of an extended-release, or ER, formulation. There are several proven methodologies for extended-release topical formulations, and we have observed that diltiazem is readily druggable in this regard. We have assessed three to four alternatives preclinically with an external contractor, and we expect to assess in pre-clinical in vivo studies the absorption and the effect on internal anal sphincter, or IAS, pressure with the most promising formulation. Assuming positive outcomes, we plan to file North American patent applications for all formulations that are technically feasible.

VEN 308 (phenylephrine gel) for the treatment of fecal incontinence associated with ileal pouch anal anastomosis, an FDA orphan indication

Ileal pouch anal anastomosis, or IPAA, is a surgical procedure used as part of a colectomy, which is a surgical treatment for patients with ulcerative colitis. Fecal incontinence resulting from dysfunctional sphincter tone is a common consequence of this procedure. Patients with IPAA, secondary to a total colectomy, tend to have a high incidence of fecal incontinence, up to 30%, according to a 1987 study conducted by Dr. John Pemberton and others at the Mayo Medical School. According to a U.S. community-based epidemiology study (Nelson et al., JAMA, 1995), 2.2% of the U.S. population suffer from fecal incontinence, which we estimate to be approximately 7.0 million people, based on 2010 Census Bureau population estimates. The surgery associated with IPAA can weaken sphincters and muscles necessary for continence and therefore can result in incontinence. IPAA-related fecal incontinence is considered an orphan indication by the FDA and the European Medicines Agency, or EMEA. In 2006, the total population of patients with IPAA-related fecal incontinence in the U.S. was estimated to be 50,000 to 100,000, according to IMS Health, Inc. Currently, there are few options available to treat this problem, consisting of over-the-counter, or OTC, bulk laxatives, fiber diets, Imodium, which is a treatment for diarrhea, and invasive surgical procedures. While an injectable inert bulking agent product was approved as a device by the FDA in May 2011 for the treatment of fecal incontinence and a suppository formulation of an alpha adrenergic stimulating agent for the treatment of fecal incontinence is in development, we are not aware of any FDA-approved drugs for fecal incontinence.

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

Our product, VEN 308, is a gel formulation of phenylephrine. Applied topically, VEN 308 increases anal sphincter tone, thereby improving fecal incontinence in patients where sphincter tone is the major cause of their symptoms, such as post-IPAA surgery. We believe VEN 308 potentially has significant advantages over the limited treatment options currently available for fecal incontinence associated with IPAA, including but not limited to, increased efficacy and/or reduced invasiveness. Because of the extensive patient exposure to phenylephrine from oral administration as a cough/cold remedy, we intend to develop VEN 308 as a topical formulation through a Section 505(b)(2) NDA. We intend to undertake technical development to create a twice daily patentable formulation of VEN 308 after which we will determine whether to pursue further development of VEN 308. VEN 308 is covered by a patent that will expire in December 2017. The FDA has granted VEN 308 orphan status for the treatment of IPAA-related fecal incontinence. In the U.S., orphan drug designation is given to a drug intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S. Assuming sufficient resources in the future, we expect to conduct a Phase IIb trial in IPAA patients to be followed by one or two Phase III trials (if results are sufficiently positive) in support of the orphan indication of IPAA-related fecal incontinence. We would expect to submit an orphan NDA for VEN 308 for this indication. Orphan status provides seven years of data exclusivity in the U.S. from the date of approval for a specific indication.

VEN 310, a pH sensitive system to deliver bacteria, complex proteins, viral antigens and small molecules to the gastro-intestinal tract

In November 2013, we in-licensed from Therabiome, LLC the rights to the oral delivery of pharmaceutical drugs and biologics to specific sites in the intestine, using a pH sensitive controlled release platform technology. We intend to explore the development of the intellectual property for commercialization:

•	in the use of bacteria, complex proteins, viral antigens and small molecules by oral delivery in: (i) gastro-intestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial; and

•	any oral delivery of small molecules using the licensed intellectual property.

Since the early 2000’s, there has been considerable academic interest in the human microbiome in health and disease, including fecal material transplant, or FMT, in recalcitrant C. difficile, and bacterial treatment of vancomycin resistant enterococci colonization, or VRE, inflammatory bowel disease, or IBD, irritable bowel syndrome, or IBS, non-alcoholic Steatohepatitis, or NASH, obesity, and type I and II diabetes. Several privately held companies have initiated programs of bacterial therapy or processed FMT for C. difficile, and IBD. Any of these potential treatments, as well as some oral viral vaccines, may require an effective delivery mechanism targeted to the colon or terminal ileum. In addition, there remains a medical need in the use of metronidazole to treat C. difficile colonic infections, and in topical steroid treatment of the proximal and transverse colon in ulcerative colitis.

Our Strategy

Our objective is to develop and commercialize highly differentiated products to address critical medical needs, currently for the gastrointestinal tract. We are developing our current product candidates to treat anal fissures (VEN 307) and fecal incontinence (VEN 308). We also are seeking to pursue the development of VEN 310 as a colonic delivery mechanism for agents to treat gastro-intestinal disorders.

While we plan to continue developing VEN 307 and VEN 308 and pursue the development of VEN 310, as part of our growth strategy we are also considering  the in-licensing and acquisition of other development stage as well as pre-clinical assets.

To achieve this objective, we intend to:

•	have a Section 505(b)(2) pre-NDA meeting with the FDA to determine the next steps to develop VEN 307, based on prior studies and our clinical trial results;

•	depending on the results of that meeting, prepare and file an NDA for VEN 307 for the topical treatment of pain associated with anal fissures, which application we anticipate will be filed in the third quarter of 2014;

•	do technical development to create a twice daily patentable formulation of VEN 308 after which we will determine whether to pursue further development of VEN 308;

•	identify mixtures of human bacterial strains which might be effective in the treatment of CDAD and VRE, and formulate them for oral administration with specific release in the proximal colon for human clinical trials, and we may seek to formulate metronidazole and selected generically available corticosteroids to target colonic release, for Phase I clinical trials to determine systemic and colonic exposure; and

•	identify and in-license or acquire development stage as well as pre-clinical compounds and biologics.

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

Over the last decades, Cellegy Pharmaceuticals, Inc., a drug developer (acquired by ProStrakan Group plc, which is a wholly owned subsidiary of Kyowa Hakko Kirin Co. Ltd.), attempted to gain FDA approval for the topical treatment of anal fissures with nitroglycerin, an agent that reduces IAS and anal fissure pain. Early attempts to develop nitroglycerin utilizing a healing endpoint failed as it was discovered most fissures will heal naturally if the patient can endure the pain for the first several weeks of the disorder. However, it was discovered during development that lowering IAS hypertonia did have a significant benefit in reducing the pain associated with anal fissures. Cellegy’s subsequent two pivotal studies with pain as a primary endpoint demonstrated a 33% reduction in pain scores in patients with baseline pain score > 48 (1 - 100 mm on the visual analog scale, or VAS). However because Cellegy did not use minimum pain scores as an inclusion criteria, the overall effect was diluted to 22%. In addition, 63% of subjects reported headaches, which is a known systemic side effect of nitroglycerin. The FDA denied its approval, concluding that the risk benefit ratio for nitroglycerin as topical treatment for anal fissure pain was not favorable due to the modest overall effect and high incidence of systemic side effects. Subsequently Cellegy (now ProStrakan, which licensed Rectiv to Aptalis Pharma in January 2012; Aptalis Pharma is to be required by Forest Laboratories) conducted an additional clinical trial in anal fissures which was filed with the FDA in 2009. ProStrakan received a complete response letter for this new NDA in April 2010, because of issues with statistical significance, according to ProStrakan. However, ProStrakan filed a response to these concerns and, in late June 2011, received approval for the product (Rectiv, a 0.4% concentration of nitroglycerin in ointment) to be applied twice daily for the treatment of pain associated with chronic anal fissures, for up to three weeks duration. This product has been marketed in the U.K. and other European countries and elsewhere since 2007. The professional label in Europe, which is a summary of product characteristics, lists headaches as being very common with a 63% incidence of which 45% were moderate or severe, in three pivotal trials. The U.S. label lists headaches as occurring in 64% of patients, with 938 headaches occurring in 79 patients, in one pivotal trial.

Our clinical program focuses on pain as the primary endpoint. In addition, based on results of previously published trials (such as Kocher et al. 2002; see Table 1 below) and our two Phase III clinical trials, we believe that the side effects of diltiazem cream are likely to be substantially less than those observed with topical nitroglycerin, which primarily were headaches.

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

Further, to examine the quality of compounded formulations of topical 2% diltiazem, in 2012, we undertook a high-performance liquid chromatography (HPLC) analysis of preparations of topical 2% diltiazem hydrochloride gathered from retail pharmacies in a metropolitan region of the U.S. A participating healthcare professional wrote 12 prescriptions, with two refills allowed per prescription, so that three prescriptions could be filled at each of 12 pharmacies (36 total refills) for compounded 2% diltiazem cream. The analysis included an assessment of potency (percentage of claim) and content uniformity, with sampling from eight different pre-specified locations within the compounded formulation containers. The United States Pharmacopoeia (USP) standard for potency is 90% to 115% of claim. Of the 36 preparations, five (13.89%) were supra-potent and 13 (36.11%) were sub-potent. The supra-potent prescriptions ranged in potency from 117.2% to 128.5% of claim, and the sub-potent prescriptions ranged in potency from 34.8% to 89.8% of claim. Fourteen (38.9%) preparations lacked content uniformity according to the USP standard. These results demonstrate that although compounded drugs might be formulated under professional pharmacy standards, these standards are inherently less rigorous than federal GMP quality standards. We believe that a topical 2% diltiazem cream produced under GMP regulations is needed to avoid the large percentage of substandard compounded formulations of a drug specifically recommended by the practice parameters of a medical society.

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

Table 1. Summary of Investigator-initiated clinical studies.

Study	Condition, treatment, dosage	Study design, endpoints	Efficacy	Adverse events
Carapeti, E.A., et al, Gut, 45:719 - 722, 1999	10 normal subjects; placebo (PBO) or diltiazem (DTZ) gel (0.1%, 0.5%, 1%, 2%, 5%, and 10%)	DTZ or PBO gel applied once to anal margin; maximum resting anal pressure (MRP) and anodermal blood flow measured starting 1 hour after treatment	DTZ decreased MRP at concentrations of 1% and higher, maximum decrease of 28% at 2% gel, no further effect of 5% or 10%; effect at 2% lasted 3 - 5 hours; no change in blood flow	No local or systemic adverse events (AEs) reported

Carapeti, E.A., et al, Dis Colon rectum, 43:1359 - 1362, 2000	15 patients with chronic anal fissures (CAF); 2% DTZ gel, three times-per-day (TID) for 8 weeks	DTZ gel applied to anal margin; MRP, anodermal blood flow and healing rate monitored every 2 weeks, daily diary cards for worst pain (scale of 0 - 10) of the day	Fissures healed in 67% of subjects; significant decrease in MRP and pain (decreased from 5.5 pretreatment to 1 post-treatment); no effect on blood flow	No AEs

Bhardwaj, R., et al, Annual Meeting of British Association of Colon proctologists, Brighton, United Kingdom, 2000	44 patients with CAF, 2% DTZ gel, TID for 8 weeks	27 patients assessed at 2 months, 15 patients evaluated at 4 months (included 9 who had healed at 2 months and remained healed); assessed for healing, pain, rectal bleeding, MRP	Fissures healed in 56% of subjects at 2 months, 73% at 4 months; pain abolished in 88%, bleeding in 92%; MRP decreased by 24% at 2 months	1 patient had minor incontinence to flatus

Jonas, M., et al, Dis Colon rectum, 44:1074 - 1078, 2001	50 patients with CAF, 24 treated with oral DTZ (60 mg), 26 with topical DTZ (2% gel), twice per day (BID) for 8 weeks	DTZ gel applied 1cm inside anus and to anal margin; pain, bleeding, perianal irritation (all 3 measured on a scale of 1 - 100 mm), MRP, healing monitored every 2 weeks	Fissures healed in 38% of subjects (oral) vs. 65% (topical) (9 in each group had previously failed on glyceryl trinitrate (GTN); 7 of these healed on topical vs. 1 on oral DTZ); both oral and topical DTZ decreased MRP; pain, bleeding and irritation reduced by both formulations (pain went from 70 to 7 after 8 weeks on oral, from 68 to 3 on topical)	No AEs in topical group; AEs reported in 8 patients on oral DTZ (headaches, nausea and/or vomiting, rash, decreased sense of taste and smell)

Knight, J.S., et al, Br J Surg, 88:553 - 556, 2001	71 patients with CAF, 2% DTZ gel, BID, additional 8 - 12 weeks for subjects who did not heal on original regimen	DTZ applied perianally; healing monitored;	75% healed after 2 - 3 months, a total of 89% healed after a median duration of 9 weeks (range of 2 - 16 weeks); after a median of 32 weeks follow-up (range 14 - 67 weeks) 66% symptom-free, 17% had mild symptoms, and 7% had reoccurrence	4 patients reported perianal dermatitis, 1 reported headache

Griffin, N., et al, Colorectal Dir, 4:430 - 435, 2002	47 patients with CAF who failed topical GTN, 2% DTZ cream, BID for 8 weeks	Treatment administered in anal verge; daily diary for pain, bleeding and itching (scale of 0 - 100); healing monitored	Fissures healed in 48% of subjects; pain and bleeding decreased after 8 weeks, no effect on itching; 2 patients relapsed after median duration of follow-up 45 weeks (range 23 - 54)	1 patient developed a local perianal rash; up to 25% reported increased perianal itch

Study	Condition, treatment, dosage	Study design, endpoints	Efficacy	Adverse events

DasGupta, R., et al, Colorectal Dir, 4:20 - 22, 2002	23 patients with CAF, 2% DTZ gel, TID for up to 12 weeks	DTZ applied to lower half of anal canal, healing monitored	Fissures healed in 48% of subjects, in a median of 8 weeks (range 1 - 12 weeks); of 8 who had previously failed GTN, 6 (75%) healed; no recurrences at 3 months	No AEs

Kocher, H.M., et al, Br J Surg, 89:413 - 417, 2002	60 patients with CAF, 0.2% GTN ointment (29 patients) or 2% DTZ cream (31 patients), BID for 6 - 8 weeks	DTZ or GTN applied to anal verge, monitored every 3 weeks for healing; pain recorded on VAS (0 - 100) scale	At 8 weeks fissures healed or improved in 12 and 13 patients, respectively, after GTN (86%) vs. 8 (healed) and 16 (improved) after DTZ (77%); both decreased pain to approximately same extent; at 12 weeks 2 GTN patients had recurred vs. none in the DTZ group	21/29 GTN subjects (72%) reported AEs vs. 13/31 (42%) in DTZ group; 17/29 in GTN group had headaches, vs. 8/31 of DTZ patients
Bielecki, K., et al, Colorectal Dir, 5:256 - 257, 2003	43 patients with CAF, 0.5% GTN ointment (21 patients) or 2% DTZ ointment (22 patients), BID for 8 weeks	Patients monitored 3 times during treatment	Fissures healed in 86% of GTN, 86% of subjects with DTZ, 3 failures in each group	Mainly headache in 7 GTN patients (33%), no AEs reported in DTZ patients

Shrivastava, U.K., et al, Surg Today, 37:482 - 485, 2007	90 patients with CAF; 2% DTZ ointment (30 patients), 0.2% GTN ointment (30 patients), BID; no treatment (30 patients)	Treatments applied BID to anus, patients monitored for healing and pain (VAS) twice 2 per week then every 2 weeks	Fissures healed in 80%, 73% and 33% for DTZ, GTN and control subjects, respectively; mean time for healing 6.6 weeks, 7.0 weeks and 7.6 weeks for DTZ, GTN and controls, respectively; pain decreased by 75% for DTZ, 59% for GTN and 29% for controls at 6 weeks; recurrence rate 12.5%, 32% and 50% for DTZ, GTN and controls, respectively	No AEs in DTZ patients, 67% of GTN patients had headaches

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

Clinical trial results of diltiazem cream sponsored by us

In August 2007, we had a pre-IND meeting with the FDA concerning VEN 307 for the treatment of pain from anal fissures where it was established that next clinical studies needed for approval were two pivotal Phase III trials, preceded (if conducted in the U.S.) by three short-term dermal toxicology studies. We have employed a two-pronged development strategy for VEN 307, using data from S.L.A. Pharma’s Phase III clinical trial in the E.U. and our Phase III clinical trial in the U.S.

Prior to conducting our clinical Phase III trial in the U.S., we had to complete three short-term dermal toxicology studies and file an IND for FDA approval. In September 2013, we reported positive results from the two clinical dermal safety studies and one pharmacokinetic, or PK, study of VEN 307. For the dermal safety studies, we conducted two single-center, randomized, controlled trials to evaluate the irritation and sensitization potential of VEN 307 in healthy volunteers. The studies utilized cumulative as well as repeat insult patch designs, which aim to provide a standard assessment of cutaneous tolerability and safety. In these studies, results demonstrated that VEN 307 was safe and well tolerated. Irritation and sensitization caused by VEN 307 was similar to that seen with both placebo and saline, and was significantly better than that seen with sodium lauryl sulfate (SLS), the positive control. Minimal adverse events and no severe or serious adverse events were reported.

The results from our PK study comparing VEN 307 to oral diltiazem in subjects with anal fissure demonstrated that all PK parameters, including AUC, Cmax, Tmax and half-life, were consistent with expectations, and results demonstrated that systemic exposure of VEN 307 was approximately only 10% that of oral diltiazem, in line with prior data from an investigator sponsored trial with this product, and confirming a potentially high safety margin.

We initiated a second pivotal Phase III clinical trial of VEN 307 (t.i.d. formulation) in anal fissures in the fourth quarter of 2012, and reported top line data in the first quarter of 2014. This trial randomized in a 1:1 ratio, 400 subjects to either 2% diltiazem cream applied peri-anally three times daily or a placebo cream, at approximately 120 sites primarily in the U.S. with supplemental sites in Canada and Israel. The treatment and the double blind period duration was four weeks. The primary endpoint was similar to that in the prior Phase III trial conducted by S.L.A. Pharma: worst pain with or following defecation during the fourth week of treatment. The key secondary endpoints were average daily pain and Patients’ Global Impression (PGI), also at four weeks. The diltiazem 2% treatment arm demonstrated no significant improvement compared to placebo in the primary endpoint of average of worst anal pain associated with or following defecation.

The mean of worst AF-related pain score at baseline was 7.09 for diltiazem 2% and 7.18 for placebo, decreasing to 3.81 (-3.28 difference) and 3.72 (-3.46 difference) respectively. Outcomes for the secondary endpoints of overall AF-related pain and PGI-I parallel the primary endpoint. Age, gender, and race were equivalent between arms, and results were not meaningfully different between countries. Adverse events (AEs) were similar for the two treatment arms. Gastrointestinal disorders were the most common with 20.7% of patients in the diltiazem 2% arm versus 21.9% in the placebo arm, substantially less than reported in the first Phase 3 trial. Reports of headaches were 5.1% for diltiazem 2% and 1.9% for placebo. There was one serious adverse event of pregnancy.

Based on this data, and inasmuch as a primary purpose of the second Phase III trial was to complete the safety data package for an NDA with the FDA, we have requested a pre-NDA FDA meeting to determine next steps in the program. Depending on the results of that meeting, we expect to be able to file the NDA in the third quarter of 2014.

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

Supply of product

We have in place a primary supplier, and have identified and are qualifying back-up suppliers, for the active pharmaceutical ingredient for VEN 307. We have evaluated and selected a supplier of drug product to provide us with our commercial supply of drug product, in the event of FDA approval of VEN 307.

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

Our total payment obligation for VEN 308 to S.L.A. Pharma will not exceed $1,200,000. S.L.A. Pharma has billed us for, and we have paid, $973,500 of services through December 31, 2013. This leaves $226,500 in possible additional payments. However, we currently have no further payment obligations for VEN 308 unless we agree with S.L.A. Pharma to additional services outside the scope of the agreement.

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

VEN 310

VEN 310 is intended to be a delivery mechanism for bacteria, complex proteins, viral antigens and small molecules to the gastro-intestinal tract.

C. difficile associated diarrhea (CDAD)

CDAD has become more frequent at least partly due to the use of broad spectrum antibiotics which can disrupt the normal gut microbiome, allowing an overgrowth of the vegetative form of C.difficile bacteria which leads to a severe, often chronic, and sometimes life-threatening diarrhea (pseudomembranous colitis). Antibiotics such as metronidazole, vancomycin and more recently fidoxamin, are the most commonly used antibiotics to treat CDAD. However a relapse/failure rate of 20-30% is still being observed.

Recently, remarkable efficacy (resolution of symptoms and clearing of C.difficile toxin in 1 day) has been reported in relapsed/recalcitrant CDAD patients with the administration of fecal microbial transplantation, or FMT. However the use of human feces as therapy, however efficacious, raises concerns regarding safety, acceptability, manufacturing and reliability. Additionally FMT is normally administered by naso-gastric tube, enema or colonoscopy. A few centers are administering enteric coated capsules, but this method to date requires more than 25 capsules to deliver an effective inoculum. Various proposed mixtures of bacterial strains have been reported in the literature to replicate the effects of FMT in mouse models of CDAD, and there are preliminary data reporting the success of mixtures cultured from human donor stool in patients.

Our strategy is to identify human strains cultured from FMT donors which might replicate the effects of FMT in CDAD, and encapsulate them with our pH sensitive delivery technology for specific release in the proximal colon (reducing inoculum size) for a Phase Ib clinical trial. We may also partner or collaborate with others who may in the future identify effective mixtures of human strains for CDAD, or other diseases, where we would provide the delivery technology.

Metronidazole, a generically available antibiotic, is commonly used orally for the treatment of CDAD, among many other indications. One of the limits to its use in CDAD, at least, is the common occurrence of dose related central nervous system side effects which can limit the doses used, which thereby reduces exposure and possibly effectiveness, as it is absorbed rapidly from the small bowel so that colonic exposure is largely dependent on systemic levels of the drug.

We may seek to formulate metronidazole with our technology for targeted release in the colon, which we believe might thereby considerably increase the colonic exposure of C.difficile to the drug, with less systemic exposure, and reduced side effects.

Vancomycin Resistant Enterococci (VRE) colonization

VRE colonization is becoming increasingly prevalent in oncology units and in hospital wards and presents a serious problem as eradication and control is extremely difficult and VRE bacteremia is very hard to treat particularly in an oncology setting. While there are no reports of human FMT used in VRE, there are promising reports in the medical scientific literature of the prevention of colonization in animal models of VRE with single or multiple bacterial strains.

Our strategy is to identify promising mixtures of human strains from testing in in vivo experiments, which we then intend to formulate with our technology for use in a clinical trial in an oncology unit setting where VRE is common and largely intractable.

Inflammatory Bowel Disease (IBD)

IBD, also known as ulcerative colitis, which affects only the colon, and Crohn’s disease, which can affect both the colon and the small bowel, still present major therapeutic challenges in the management of acute episodes and in the maintenance of remission. Intravenous and high oral doses of corticosteroids are often used to manage acute episodes, and lower oral doses and enemas of corticosteroids are commonly used to maintain remission or to treat mild relapses. However, the problem of steroid side effects and the impact on the adrenal axis remains as the major limitation of oral steroid use in these settings, and steroid enemas for self-administration can only reach the distal colon, at best.

We may seek to formulate selected generically available corticosteroids which are currently used in this setting, with our technology for targeted proximal and transverse colon delivery, which we believe might allow for higher colonic exposure with lower systemic exposure to the steroid, and therefore may provide better safety and tolerability with equivalent efficacy, much like that seen with the enema corticosteroid formulations in the treatment of distal colon and rectal disease in ulcerative colitis.

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

We also are required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both VEN 307 and VEN 308. Our total payment obligation for these development costs for VEN 307 will not exceed $4,200,000. From August 2007 through December 31, 2013 we made $4,200,000 of such payments. Additionally, upon receipt in February 2013 of a quality controlled final study report for the Phase III trial for VEN 307 in Europe, the cap on the amount of payments we must make to S.L.A. Pharma in respect of VEN 307 development costs increased to $4,600,000, and we also were required to pay S.L.A. Pharma $400,000, which we paid in February 2013.

We remain obligated to pay S.L.A. Pharma $41,500 a month for project management fees for VEN 307, which we began paying in October 2010, until S.L.A. Pharma is no longer managing the development program for VEN 307. From October 2010 through December 31, 2013, we have paid $1,577,000 in project management fees for VEN 307.

From August 2007 through December 31, 2013, we had paid $973,500 in project management fees to S.L.A. Pharma relating to the development of VEN 308. These project management fees were terminated effective October 1, 2010. We do not expect to continue developing VEN 308 in the short term and therefore do not expect to make any additional payments.

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

The U.S. patents for VEN 307 for topical treatment of pain associated with anal fissures were filed with the United States Patent and Trademark Office on August 12, 1999, now U.S. Patent No. 8,048,875 and July 8, 2011, now U.S. Patent No. 8.318,721. A patent application was filed under the Patent Treaty Cooperation Act on February 23, 1998, entered the national stage in Canada on August 23, 1999 and a patent was issued on November 11, 2006 (No. 2,281,755). The expiration date for the patent in both the U.S. and Canada is February 23, 2018, if all maintenance fees are paid. The patents were filed in the name of Michael A. Kamm and Robin K. S. Phillips as the inventors and S.L.A. Pharma as the assignee.

The U.S. patent expires in February 2018. If approved, VEN 307 will have three years of data exclusivity in the U.S. under the Hatch-Waxman Act.

A patent application for VEN 308 for fecal incontinence was filed under the Patent Treaty Cooperation Act on December 23, 1997, entered the national stage in the U.S. on August 24, 1999 and in Canada on June 18, 1999. A patent was issued in the U.S. on October 21, 2003 (No. 6,635,678) and in Canada on March 18, 2008 (No. 2,275,663). The expiration date for the patent in both the U.S. and Canada is December 23, 2017, if all maintenance fees are paid. The patents were filed in the name of Michael A. Kamm and Robin K. S. Phillips as the inventors and S.L.A. Pharma as the assignee.

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

License Agreement – VEN 310

On November 8, 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery  of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release platform technology. Under the agreement, Therabiome granted to us the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, complex proteins, viral antigens and small molecules by oral delivery in (i) gastro-intestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property.    We will be solely responsible for all research and development activities with respect to any product we develop under the license.

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

Competition

As of the date of this report, we believe that there are no FDA-approved drug products that compete with VEN 308. Solesta is an injectable inert bulking agent product approved as a device by the FDA in May 2011 for the treatment of fecal incontinence in adult patients who have failed conservative therapy. We are not aware of any other products that could potentially compete against any of our products for which FDA approval is currently being sought. However, a competing product could be filed for FDA approval in the future. Further, non-FDA-approved products could be introduced in the future that could compete with our planned products.

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

The American Gastroenterology Association, in a technical review of anal fissure management in 2003 (Madoff, R.D. & Fleshman, J.W. (2003) AGA Technical Review on the Diagnosis and Care of Patients With Anal Fissure , Gastroenterology , 124, 235-245) states, “Based on the relatively limited data available to date, topical anal fissure therapy with calcium-channel blockers appears to be roughly as effective as treatment with topical nitrates. Moreover, the side effect profile of topical calcium-channel blockers appears superior, specifically with respect to fewer reported headaches.” Rectiv is a topical nitrate.

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

Based on results of our two Phase III clinical trials as well as previously published trials (such as Kocher et al. 2002 and Shrivastava 2007, see Table 1 above under the heading “Diltiazem Cream (VEN 307) Development - Investigator-initiated clinical studies (studies sponsored by individual clinicians)”, we believe that the efficacy of diltiazem cream is likely to be similar to Rectiv in the relief of pain from chronic anal fissures while we believe that the side effects, particularly moderate and severe headaches, are likely to be substantially less than those observed with topical nitroglycerin. Consequently, considering existing professional society views in the U.S. and the U.K., even though VEN 307 is not yet approved in those countries, and considering existing data (some of which is directly comparative) on both products, we believe that, if approved, VEN 307 will be highly competitive with Rectiv.

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

Employees

As of February 28, 2014, we had 10 employees and had contracted with six consultants. We use consulting agreements to avoid the costs customarily associated with employees to save resources.

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

Risks Related to Our Business

We have no approved products and currently are dependent on the success of VEN 307.

To date, we have no approved product on the market and have generated no product revenues. Our near-term prospects are substantially dependent on our ability to develop and commercialize VEN 307. Unless and until we receive approval from the FDA for VEN 307 and/or approvals from the FDA and other regulatory authorities for our other product candidates, we cannot sell our drugs and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any licensing fees and any future securities offerings or debt financings.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated losses since we began operations and, as of December 31, 2013, we had a deficit accumulated during the development stage of $111.7 million. We expect to incur substantial additional losses over the next several years as we continue to pursue our in-licensing, research, development and clinical trial activities. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until VEN 307 or any other product is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years, and beyond if we do not successfully launch and commercialize VEN 307 as planned. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	seek regulatory approvals for our product candidates, including VEN 307; and

•	continue to undertake non-clinical and clinical trials for product candidates.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	obtaining necessary regulatory approvals from the FDA and international regulatory agencies;

•	establishing manufacturing, sales, and marketing arrangements with third parties;

•	successful completion of research and clinical trials for any product candidates; and

•	raising sufficient funds to finance our activities, if and when needed.

 We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations might be materially adversely affected.

Clinical trials involve a lengthy and expensive process with an uncertain outcome, and results of earlier studies and trials may not be predictive of future trial results.

 Clinical testing is expensive, can take many years to complete and its outcome is highly uncertain. Failure can occur at any time during the clinical trial process due to inadequate performance of a drug or inadequate adherence by patients or investigators to clinical trial protocols. In addition, the results of pre-clinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials. For example, in late June 2012, we reported that our Phase III randomized, double-blind, placebo-controlled clinical trial of iferanserin (VEN 309) in patients with hemorrhoidal disease did not meet its endpoints, despite favorable Phase II trial results. We also reported in February 2014 that in our Phase III clinical trial for the treatment of anal fissures VEN 307 demonstrated no significant improvement compared to placebo. While we intend to file an NDA for VEN 307 in the third quarter of 2014, after the review of our planned NDA submission based on the S.L.A. Pharma trial in Europe and our Phase III trial in the U.S., the FDA could require a second U.S. study for approval, which would add to the time and cost of VEN 307's development, which would have a material adverse effect on our business, financial condition, results of operations and prospects. These same risks, apply to our planned development of any other product.

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

The results of additional studies and trials for any of our product candidates might not be positive or as positive as the results any prior studies or trials.

 The results of any study or trial for any of our product candidates, including VEN 308 and VEN 310, may not be as positive as the results for any prior studies or trials, if at all. In addition, unforeseen safety issues could emerge in any future study or trial, which could severely hamper the likelihood of FDA or other regulatory approval of any product candidate, including VEN 308 and VEN 310. If any of these events were to occur, the development of any product candidate, including VEN 308 and VEN 310, could be significantly delayed and more expensive than anticipated, and could lead us to abandon our development efforts entirely, any of which would have a significant adverse effect on our business.

We may need additional financing to complete the development of any product candidate, including VEN 307 and VEN 310, and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop VEN 307 and VEN 310 as well as initiate any development of any other product and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations to develop VEN 307 through to FDA approval and commercial launch and into the second quarter of 2016. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to complete the development of VEN 307 and our other product candidates. Thereafter, if VEN 307 is not approved or the launch is not successful, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to raise capital, we could be forced to discontinue product development, forego sales and marketing efforts, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

We are dependent on a license relationship for each of VEN 307, VEN 308 and VEN 310.

We have acquired, by license from S.L.A. Pharma, the rights to VEN 307 and VEN 308, and we might enter into additional licenses in the future. VEN 307 is critical to our business. The license with S.L.A. Pharma contains, and we expect that any future licenses will contain, provisions requiring up-front, milestone, and royalty payments to the licensor. In addition, we are obligated to pay S.L.A. Pharma monthly project management fees of $41,500 until S.L.A. Pharma is no longer managing the development program for VEN 307. In the event we breach these obligations to S.L.A. Pharma, we could lose our rights to VEN 307 or VEN 308, or both, depending on the breach, which would have a material adverse effect on our business and prospects. Our license with Therabiome also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to VEN 310. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

We have had negative cash flows from operations and might not be able to generate sufficient cash to meet our substantial obligations to S.L.A. Pharma, which could result in the termination of our license or put substantial burdens on our financial position.

 We license two of our product candidates, VEN 307 and VEN 308, from S.L.A. Pharma, and have obligations related to VEN 308 and to fund S.L.A. Pharma’s development efforts for VEN 307 in the E.U. Under the license, we are obligated to pay S.L.A. Pharma monthly project management fees of $41,500 until S.L.A. Pharma is no longer managing the development program for VEN 307. Further, if we commercialize a product candidate, we must pay S.L.A. Pharma annual royalties ranging from the mid to upper single digit percentages, based upon net sales of the product. We also are required to make future milestone payments totaling up to $20 million upon the achievement of various milestones related to regulatory events for both VEN 307 and VEN 308, the earliest of which is not anticipated until late 2014 or early 2015 at the earliest.

  We expect to experience negative cash flow for at least the next several years as we fund our operating losses and capital expenditures for the development of VEN 307, VEN 308 and VEN 310 and acquire and development other product candidates. In the event that we are not current in our payments under the license agreement, S.L.A. Pharma may terminate the license agreement if we have not brought the payments current within three business days of receipt of notice from S.L.A. Pharma. In the event we breach these obligations, we could lose our rights to VEN 307 or VEN 308, or both, depending on the breach, which would have a material adverse effect on our business and prospects. Our license with Therabiome also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to VEN 310.

If we in-license additional product candidates from third parties, any dispute with a licensor or non-performance by us or by our licensor may adversely affect our ability to develop and commercialize that product candidate.

We intend to pursue the in-licensing of other product candidates. Under the terms of any license agreement, the licensor would generally have the right to terminate the agreement in the event of a material breach by us. A license also usually would require us to make annual, milestone or other payments prior to commercialization of any product and our ability to make these payments would depend on our ability to generate cash in the future. Further, a license agreement generally would require us to use diligent and reasonable efforts to develop and commercialize the product candidate.

If there is any conflict, dispute, disagreement or issue of non-performance between us and a licensing partner regarding our rights or obligations under the license agreement, including any conflict, dispute or disagreement arising from our failure to satisfy payment obligations under the agreement, our ability to develop and commercialize the affected product candidate may be adversely affected.

Licensing or acquiring new development stage as well as pre-clinical compounds or biologics may negatively impact our operating results.

Our business strategy contemplates diversification. We are interested in licensing or acquiring new development stage and pre-clinical compounds and biologics. However, we cannot assure you that any such transaction will be successful or that we will realize the anticipated benefits of any such transaction.

Our results of operations may be adversely affected by expenses we incur in making acquisitions. For example, our results of operations may be impacted by expenses, including legal and accounting fees, incurred in connection with the transaction, amortization of acquisition-related intangible assets with definite lives and by additional depreciation expense attributable to acquired assets. Any of the assets we acquire may also involve some issues that we fail to discover before completing the acquisition, such as flaws in the intellectual property rights, which could increase expenses, for which indemnity, if any, may be limited.

We may not be able to manage our anticipated growth, which may in turn adversely impact our business.

We may need to expend funds to improve our infrastructure to address our anticipated growth. The acquisition of one or more assets may place a strain on our management, and our administrative, operational and financial systems. In addition, we may need to hire, train and manage more employees. Management issues associated with acquisitions may require a disproportionate amount of our management’s time and attention and distract our management from running our business.

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

  The results from preclinical testing and early clinical trials are not necessarily predictive of results obtained in later clinical trials. Accordingly, even if we obtain or have obtained positive results from preclinical or early clinical trials, we might not achieve the same success in future clinical trials. For example, although positive results were observed in earlier clinical trials of each of VEN 307 and VEN 308, there is no assurance that any of our future clinical trials will be successful. Clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to meet the requisite regulatory approvals.

  We have used and intend to continue to rely on one or more contract research organizations, or CROs, to conduct our clinical trials. We are highly dependent on these CROs to conduct our trials in accordance with the requirements of the FDA and good scientific practice. In the event the CROs fail to perform their duties in such a fashion, we may not obtain regulatory approval for any of our product candidates.

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

  Both VEN 307 and VEN 308 have been safely used extensively for decades when given orally at much higher exposures (blood levels) than currently studied in the topical application of VEN 307 and under study in the topical application of VEN 308. Despite these safety records, other safety issues could arise during testing of our products, which might delay testing or prevent further development entirely. We have not yet tested VEN 310 and safety issues could arise during that planned testing or testing of any other product candidates. If a product is approved, any limitation on use that might be necessary could hinder its adoption in the marketplace. In addition, if any product is approved, it could be used against any instructions that we publish that limit its use, which could subject us to litigation.

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

  To our knowledge, there is currently only one FDA-approved drug for the treatment of anal fissures. Rectiv, a topical nitroglycerin treatment, was approved in late June 2011 by the FDA, and came to market in the first quarter of 2012. For the treatment of fecal incontinence, Solesta, an injectable therapy developed by Oceana Therapeutics, was approved as a device by the FDA in 2011 and came to market in 2012. To our knowledge, there are no other products approved or in development although there are two non-drug products in development. If our competitors develop effective treatments for anal fissure or fecal incontinence, or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed.

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

Proposals to modify the current health care system in the U.S. to improve access to health care and control its costs are continually being considered by the federal and state governments. In March 2010, the U.S. Congress passed landmark healthcare reform legislation, of which the coverage and reimbursement provisions went into effect in late 2013. We cannot predict what impact on federal reimbursement policies and regulatory compliance landscape this legislation will have in general or on our business specifically. We expect continued judicial and legislative review and assessment of this legislation and possibly alternative health care reform proposals. We cannot predict judicial results or whether new proposals will be made or adopted, when they may be adopted or what impact they may have on us if they are adopted.

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

We include a non-compete provision in any employment agreement we enter into with an employee, including Dr. Ellison, that runs during the term of the agreement and for six or twelve months after termination, depending on the individual. This non-compete provision was also included in employment agreements with former officers, all of which have lapsed.

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

  At February 28, 2014, we had 10 employees, six consultants and three contract research organizations with whom we have contracted. While we believe this will provide us with sufficient staffing to develop VEN 307 through to FDA approval, we might need to hire or contract with additional qualified personnel with expertise in clinical research and testing, government regulation, formulation and manufacturing and sales and marketing to commercialize VEN 307 or any other product we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

  We have no current commitments with respect to any acquisition or investment in other technologies or businesses, although we recently in-licensed the rights to VEN 310 in November 2013. We do not know if we will identify suitable acquisitions, whether we will be able to successfully complete any acquisitions, or whether we will be able to successfully integrate any acquired product, technology or business into our business or retain key personnel, suppliers or collaborators.

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

  We cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA demonstrating that the product candidate is safe for humans and effective for its intended use. This demonstration requires significant research, pre-clinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the drug approval process and might require us to conduct additional pre-clinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain. For example, the FDA proposed that we include an additional treatment arm in our pivotal Phase III trial for our former product candidate VEN 309, which increased the cost of that trial.

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

  Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ drugs harms people, we might be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We obtain clinical trial insurance for our product candidates prior to beginning clinical trials. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we hold now or in the future might not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. A successful product liability claim or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

  If we and our licensors S.L.A. Pharma and Therabiome do not obtain protection for our respective intellectual property rights, our competitors might be able to take advantage of our research and development efforts to develop competing drugs.

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

  Since we went public on December 22, 2010 and through February 28, 2014, the price of our common stock has fluctuated between $1.36 and $21.00, with significant volatility after we announced on June 25, 2012 that VEN 309 failed to meet the endpoints of our Phase III trial, and after we announced in February 2014 that VEN 307 demonstrated no significant improvement compared to placabo. Continued volatility in the market price of our common stock might prevent you from being able to sell your shares of our common stock at or above the price you paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

•	the receipt or loss of required regulatory approvals for our product candidates, especially VEN 307;

•	results of our clinical trials and other studies involving our product candidates;

•	availability of capital;

•	future sales of our common stock;

•	sale of shares of our common stock by our significant stockholders or members of our management;

•	additions or departures of key personnel;

•	investor perceptions of us and the pharmaceutical industry;

•	issuance of new or changed securities analysts’ reports or recommendations, or the announcement of any changes to our credit rating;

•	success or failure of our product candidates;

•	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;

•	threatened or actual litigation and government investigations;

•	legislative, political or regulatory developments;

•	the overall performance of the equity markets;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	general economic conditions;

•	changes in interest rates; and

•	changes in accounting standards, policies, guidance, interpretations or principles.

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

As of February 28, 2014, we had 23,396,259 shares of common stock outstanding. Substantially all of these shares are available for public sale, subject in some cases to volume and other limitations or delivery of a prospectus. The market price of our common stock may decline if our common stockholders sell a large number of shares of our common stock in the public market, or the market perceives that such sales may occur. In addition, at February 28, 2014, we had outstanding options and warrants to purchase an aggregate of 2,338,491 shares and 861,046 shares, respectively, of our common stock. If these options or warrants are exercised and the shares issued upon exercise are sold, the market price of our securities may also decline. These factors also could impair our ability to raise needed capital by depressing the price at which we could sell our securities.

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

On July 8, 2013, three prospective lead plaintiffs filed motions to consolidate, appoint a lead plaintiff, and appoint lead counsel (the “Motions to Consolidate”).  The Court took the Motions to Consolidate under submission on July 17, 2013.  On July 23, 2013, the Court consolidated the actions and appointed lead plaintiffs and lead counsel.   On September 16, 2013, lead plaintiffs filed a consolidated amended complaint.  On November 22, 2013, we filed a motion to dismiss the consolidated amended complaint (the “Motion to Dismiss”). The Motion to Dismiss has been fully briefed and the Court has taken the Motion to Dismiss under submission. Due to the early stage of these proceedings, we are unable to predict the outcome or reasonably estimate a range of possible loss relating to these claims.

Other than the above, we are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

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

	2012
	High	Low
First Quarter	$12.00	$7.68
Second Quarter	$13.53	$4.20
Third Quarter	$4.40	$3.46
Fourth Quarter	$3.81	$1.99

	2013
	High	Low
First Quarter	$3.92	$2.12
Second Quarter	$3.09	$2.62
Third Quarter	$3.75	$2.10
Fourth Quarter	$3.87	$2.67

On March 24, 2014, the closing price for the common stock as reported on the NASDAQ Capital Market was $1.38.

As of March 24, 2014, there were 90 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Statement of Operations Data:

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)

Operating expenses	$19,605	$24,855	$34,002	$4,766	$3,340

Loss from operations	(19,605)	(24,855)	(34,002)	(4,766)	(3,340)

Interest income	201	65	76	6	-

Interest expense	-	-	(419)	(10,530)	(1,199)

Net loss	(19,404)	(24,790)	(34,345)	(15,291)	(4,539)

Balance Sheet Data:

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)

Total assets	$27,132	$20,556	$37,046	$14,617	$166

Deferred financing costs, net	-	-	-	27	69

Total stockholders’ equity (deficiency)	24,494	17,810	34,533	11,626	(13,363)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Overview

We are a development-stage specialty pharmaceutical company currently focused on the development of late-stage and pre-clinical prescription drugs and biologics, currently for gastrointestinal disorders.

We have in-licensed three product candidates, two of which we are actively developing. We are developing VEN 307 for the relief of pain associated with anal fissures. We plan to develop VEN 310 as a colonic delivery mechanism for bacteria, complex proteins, viral antigens and small molecules. We also intend to in-license or acquire other development stage as well as pre-clinical compounds and biologics. We are not actively pursuing the development of VEN 308 at this time. In June 2012, we ceased all activity related to a former product candidate, VEN 309.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop VEN 307 and VEN 310, and any other product candidate we may acquire. As of December 31, 2013, we had a deficit accumulated during the development stage of $111,723,273. Because we do not generate revenue from any of our product candidates, our losses will continue as we seek regulatory approval and commercialization of our product candidates. We do not anticipate FDA approval and launch of VEN 307 until at least the second half of 2015. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements through FDA approval of VEN 307 and its initial launch and commercialization and into the second quarter of 2016. Thereafter, we will need revenue from commercial sales of VEN 307, if any, or additional capital to continue operations.

Financial Operations Overview

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 2 to the December 31, 2013 audited financial statements included in this report. The following accounting policies are critical to fully understanding and evaluating our financial results.

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

Stock-Based Compensation

We account for stock options and restricted stock granted to employees, measured at grant date, based on the estimated fair value of the award, which is recognized as expense over the employee’s requisite service period on a straight-line basis. We account for stock options and warrants granted to non-employees on a fair value basis. The initial non-cash charge to operations for non-employee options and warrants with vesting are revalued at the end of each reporting period based upon the change in the fair value of the options and recognized as consulting expense over the related service period. For the purpose of valuing options and warrants granted to employees and non-employees, we use the Black-Scholes option pricing model. The restricted stock grant was valued using the Monte Carlo simulation model. To determine the risk-free interest rate, we utilize the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the awards. We estimate the expected life of the options granted based on anticipated exercises in the future periods assuming the success of our business model as currently forecasted. For warrants and non-employee options, we use the contractual term of the warrant, the length of the note or option as the expected term. The expected dividend yield reflects our current and expected future policy for dividends on our common stock. The expected stock price volatility for our stock options will be calculated by examining historical volatilities for publicly traded industry peers as we do not now and for the near future will not have any significant trading history for our common stock. Forfeiture rates will be calculated based on the expected service period for our employees.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to December 31, 2013, we incurred $74,072,484 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials. Included in research and development expense is the full $12.5 million purchase price we paid in 2011 for VEN 309.

We plan to continue research and development expenses for the at least the next two years in order to complete development of our most advanced product candidate, VEN 307. On June 25, 2012, we reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the disappointing results of that Phase III trial, we determined that our resources would be better allocated toward the planned completion of VEN 307 development program in anal fissures. Consequently, we have no plans to continue development of VEN 309 and ceased all activity related to VEN 309.

The following table summarizes the research and development expenses incurred since inception.

	YE 2011	YE 2012	YE 2013	Period from October 7, 2005 (inception) to December 31, 2013
VEN 307	$1,921,922	$5,565,280	$14,560,539	$25,849,742
VEN 309	$22,230,856	$13,102,375	$(585,347)	$43,187,867
VEN 310	$-	$-	$358,250	$358,250
Other	$1,124,904	$846,508	$695,636	$4,676,625

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s clinical data, regulatory conversations with FDA, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development and regulatory process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Any estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with any product candidate. We believe we currently have sufficient funds to meet our operating requirements and scheduled regulatory and development activities through FDA approval and initial launch and commercialization of VEN 307 and into the second quarter of 2016. Assuming such approval and launch, thereafter, if we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, or other arrangements, but we cannot assure such funding will be available on reasonable terms, or at all.

Our significant accounting policies are described in more detail in Note 2 to our audited financial statements included in this report.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

The following table summarizes our future contractual obligations and commercial commitments at December 31, 2013.

	Less than 1 year	1-2 years

SLA Pharma	$249,000	$-
Regus (office lease)	$58,800	$-
Total contractual obligations	$307,800	$-

Results of Operations

Comparison of the Years Ended December 31, 2013 and December 31, 2012

Research and Development Expense

Research and development expense was $15,029,078 for the year ended December 2013, a decrease of $4,485,085 or 22.98% from $19,514,163 for the same period in 2012. The primary reason for the decrease in 2013 was due to the winding down of our VEN 309 program, which began in late June 2012, offset by increased expense for VEN 307 in both years.

General and Administrative Expense

General and administrative expense was $4,575,701 for the year ended December 2013, a decrease of $765,632 or 14.33% from $5,341,333 for the same period in 2012. The primary reason was a decrease of stock-based compensation expense of $1,300,000, which was offset by additional legal expenses of $370,000 that was primarily due to the class action litigation, Nasdaq fees of $73,000, consulting fees of $57,000 and salaries of $58,000.

Interest Expense and Income

There was no interest expense in 2013 or 2012. Interest income was $201,020 for the year ended 2013 compared to $65,066 from same period in 2012 due to an increase in our cash balance from the sale of common stock and Series A preferred stock.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2013 principally with debt (which in connection with the initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock) and equity financing, raising an aggregate of $94.8 million in net proceeds from public offerings and private placements from inception to December 31, 2013.

Further, under a shelf registration statement filed with the Securities and Exchange Commission, or SEC, we raised approximately $1.8 million in net proceeds under our at-the-market equity sales program in January 2014. As of December 31, 2013, an aggregate of approximately $75,000,000 worth of securities was available under the shelf registration statement out of which approximately $16,900,000 of common stock was available for the at-the-market common equity sales program.

Net Cash Used in Operating Activities

Net cash used in operating activities was $17,796,088 for the year ended December 31, 2013 and funded our research and development program build out and general and administrative expenses. The net loss of $19,403,759 for the year ended December 31, 2013 was greater than cash used in operating activities by $1,607,671. The primary reason for the difference is attributed to a stock-based compensation charge of $1,712,947.

Net Cash Used in Investing Activities

Net cash used in investing activities was $6,477 for the year ended December 31, 2013.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $24,374,614 for the year ended December 31, 2013. Net cash provided by financing activities during the year ended December 31, 2013 consisted of the sale of common stock and Series A non-voting convertible preferred stock in a registered direct public offering of $20,754,419 and an at-the-market program of $3,620,195.

Funding Requirements

We expect to incur losses for at least the next several years as we develop VEN 307 and thereafter if the FDA does not approve VEN 307 or we do not launch it successfully. We expect to incur increasing research and development expenses for VEN 307 and to begin incurring the same for VEN 310. We expect that our general and administrative expenses will also increase as we add infrastructure for the planned commercialization of VEN 307, and continue to incur costs related to being a public company, including increased professional fees. Our future capital requirements will depend on a number of factors, including the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, the availability of financing, and our success in developing markets for our product candidates.

Based on our cash position at December 31, 2013, the receipt of approximately $1.8 million in net proceeds in January 2014 from our at-the-market program, and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the initial launch and commercialization of VEN 307 and into the second quarter of 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. We may need to raise additional funds to in-license or acquire any other product candidate.

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

None.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2012 or 2013.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There were no significant changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and their respective biographical summaries are as follows.

Name	Age (as of 02/28/14)	Director Since	Business Experience For Last Five Years

Mark Auerbach	75	2010	Mr. Auerbach was elected to our Board in November 2010. Mr. Auerbach is the lead director and chairman of the audit committee of RCS Capital Corporation (NYSE: RCAP), a publicly traded financial services company. Mr. Auerbach previously served as a director and chairman of the audit committee of Optimer Pharmaceuticals, Inc., a public company, from 2005 until its acquisition by Cubist Pharmaceuticals, Inc. in October 2013. From January 2006 through March 2010, Mr. Auerbach served as the chairman of the board of directors for Neuro-Hitech, Inc., an early-stage pharmaceutical company specializing in brain degenerative diseases. Over the last 20 years, Mr. Auerbach also has served as a director for several other companies, including Par Pharmaceutical Companies, Inc., a publicly traded manufacturer and marketer of generic pharmaceuticals and the parent of Par Pharmaceutical, Inc., Collexis Holdings, Inc., a public company which develops knowledge management and discovery software, and RxElite Holdings, Inc., a company which develops, manufactures, and markets generic prescription drug products in specialty generic markets. From 1993 to 2005, Mr. Auerbach served as chief financial officer of Central Lewmar LLC, a national fine paper distributor. Mr. Auerbach received his B.S. degree in accounting from Rider University. Among other experience, qualifications, attributes and skills, Mr. Auerbach’s extensive financial experience, his accounting degree and his experience as a director of several public companies, including his service as the chair of the audit committee of one of those public companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Russell H. Ellison, M.D., M.Sc.	66	2010	Dr. Ellison joined us as a director, Chief Executive Officer and Chief Medical Officer in June 2010. He was elected Chairman of our Board in January 2011. From July 2007 to January 2010, Dr. Ellison served as Executive Vice President of Paramount Biosciences LLC, a global pharmaceutical development and healthcare investment firm. Prior to that, Dr. Ellison served as Vice President of Clinical Development of Fibrogen, Inc., a privately held biotechnology company, Vice President of Medical Affairs and Chief Medical Officer of Sanofi-Synthelabo, USA, a pharmaceutical company, and Vice President, Medical Affairs and Chief Medical Officer of Hoffman-La Roche, Inc., a pharmaceutical company. Dr. Ellison previously served as a director of Cougar Biotechnology, Inc., a publicly traded pharmaceutical company that was acquired by Johnson & Johnson in July 2009, and CorMedix, Inc., a pharmaceutical company that went public in March 2010. He also has served as a director of several privately held development-stage biotechnology companies. Dr. Ellison holds an M.D. from the University of British Columbia and an M.Sc. (with distinction) from The London School of Tropical Medicine and Hygiene. Among other experience, qualifications, attributes and skills, Dr. Ellison’s medical training, extensive management experience in the pharmaceutical industry and experience in the capital markets, as well as his experience serving on the board of directors of a public pharmaceutical company and on the boards of directors of several private pharmaceutical companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Name	Age (as of 02/28/14)	Director Since	Business Experience For Last Five Years

Joseph Felder, M.D.	53	2008	Dr. Felder joined our Board in May 2008. Dr. Felder has been a gastroenterologist since 1992 after having completed his post-doctoral training and fellowship at Lenox Hill Hospital in New York City. He is currently in private practice in Manhattan. He received his B.S. from the City University of New York and his M.D. from the University of Texas at San Antonio. He practices out of Lenox Hill Hospital, a major teaching affiliate of the New York University School of Medicine, where he is an adjunct and attending physician in the departments of Medicine and Gastroenterology. His responsibilities there include extensive teaching obligations. He has done significant clinical research in gastroenterology, specifically in the subject of inflammatory bowel disease and is published in this field in various international journals as well as textbooks. He lectures on this subject matter as well. He is a co-chairman of the medical advisory board of the Crohn’s and Colitis Foundation of America in New York. His interests are in ongoing clinical research and product development. Among other experience, qualifications, attributes and skills, Dr. Felder’s knowledge and experience in the medical industry and in senior leadership roles in research and teaching organizations, especially in the gastroenterology field, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Myron Z. Holubiak	74	2010	Mr. Holubiak joined our Board in July 2010. Mr. Holubiak currently serves as President of 1-800-DOCTORS, Inc., a position he has held since May 2007. Mr. Holubiak is the former President of Roche Laboratories, Inc., USA, a major research-based pharmaceutical company, a position he held from December 1998 to August 2001. Prior to that, he held many sales and marketing positions at Roche Laboratories during his 19-year tenure there. Since September 2002, Mr. Holubiak has served on the board of directors of BioScrip, Inc., a publicly traded company and a leading home infusion provider with nationwide pharmacy and nursing capabilities, and is currently chairman of the board. Since October 2012, Mr. Holubiak also has been a member of the board of directors of Intellicell Biosciences, Inc., a publicly traded regenerative medicine company. Mr. Holubiak is a founder and director as well as the chief executive officer of Leonard+Meron Biosciences, Inc., a privately held pharmaceutical company. Mr. Holubiak is also a trustee of the Academy of Managed Care Pharmacy Foundation. Mr. Holubiak received his B.S. in Molecular Biology and Biophysics from the University of Pittsburgh. Among other experience, qualifications, attributes and skills, Mr. Holubiak’s extensive experience managing pharmaceutical and healthcare companies led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Anthony Altig	58	2012	Mr. Altig joined our Board in January 2012. Since 2008, Mr. Altig has been the Chief Financial Officer of Biotix Holdings, Inc., a company that manufactures microbiological consumables. From 2004 to 2007, Mr. Altig served as the Chief Financial Officer of Diversa Corporation (subsequently Verenium Corporation), a public company developing specialized industrial enzymes. Prior to joining Diversa, Mr. Altig served as the Chief Financial Officer of Maxim Pharmaceuticals, Inc., a public biopharmaceutical company. In addition, Mr. Altig serves as a director and chairman of the audit committee for TearLab Corporation (formerly OccuLogix, Inc.), a publicly traded eyecare technology company, and served as a director of Optimer Pharmaceuticals, Inc., a pharmaceutical company, which was a public company until its acquisition by Cubist Pharmaceuticals, Inc. in October 2013. Among other experience, qualifications, attributes and skills, Mr. Altig’s extensive management experience and financial expertise, as well as his experience serving on the boards of directors of several public pharmaceutical and healthcare companies, led to the conclusion of our Board that he should serve as a director of our company in light of our business and structure.

Audit Committee

Our Board has established an Audit Committee of which directors Mark Auerbach (Chairman), Myron Holubiak and Anthony Altig are the members. The Board has determined that each of Mr. Altig and Mr. Auerbach qualifies as an “audit committee financial expert” as that term is defined in Item 407(d) of Regulation S-K promulgated by the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that no other reports were required, there were no reports required under Section 16(a) of the Exchange Act which were not timely filed during the fiscal year ended December 31, 2013.

Code of Ethics

Our Board has adopted a Code of Ethics for our principal executive officer and all senior financial officers and a Code of Conduct applicable to all of our employees and our directors. Both Codes are available under the Investor Relations-Corporate Governance section of our website at www.ventrusbio.com.

Item 11. Executive Compensation

Director Compensation

The following table shows the compensation earned by each of our non-employee directors for the year ended December 31, 2013.

Non-Employee Director Compensation in Fiscal 2013

Name (1)	Fees Earned or Paid in Cash	Option Awards ($)(2)	All Other Compensation ($)	Total ($)

Anthony E. Altig	$40,000	-0-	-0-	$40,000

Mark Auerbach	45,000	21,030	-0-	66,030

Joseph Felder	40,000	21,030	-0-	61,030

Myron Holubiak	45,000	21,030	-0-	66,030

(1)	As of December 31, 2013, our non-employee directors held options to purchase the following number of shares of our common stock: Mr. Altig, 35,000 shares; Mr. Auerbach, 55,000 shares; Dr. Felder, 57,016 shares; and Mr. Holubiak, 55,000 shares.

(2)	The reported amount in the table above of the stock option grants made in 2013 represents the aggregate grant date fair value of the options computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 of the financial statements included in this Annual Report on Form 10-K.

In September 2011, the Compensation Committee engaged Frederick W. Cook & Co., an independent compensation consultant, to review our non-employee director compensation as compared to that of comparable small public companies in the industry. In November 2011, based on the recommendation of Frederick W. Cook & Co., our Board, with the recommendation of the Compensation Committee, approved our current non-employee director compensation. Directors receive a grant of 10,000 options annually. Upon joining the Board, a new director will be granted 35,000 stock options; in the next calendar year, that director will receive no options; and in the next calendar year he will receive the 10,000 annual grant of options to all directors. Each non-employee director receives an annual cash fee of $40,000, payable quarterly. The chairman of the Audit Committee and the lead independent director each receives an additional annual cash fee of $5,000.

Executive Compensation

Our executive officers are Dr. Russell H. Ellison, our President and Chief Executive Officer, and David J. Barrett, our Chief Financial Officer. Information on Dr. Ellison is provided under Item 10 above. Information on Dr. Barrett is below.

Name	Age (as of 02/28/14)	Business Experience For Last Five Years

David J. Barrett	38	Mr. Barrett joined us as Chief Financial Officer in July 2010. From April 2006 to September 2009, Mr. Barrett served as Chief Financial Officer of Neuro-Hitech, Inc., a public company focused on developing, marketing and distributing branded and generic pharmaceutical products. From September 2003 to April 2006, Mr. Barrett was the Chief Financial Officer /Vice President of Finance of Overture Asset Managers and Overture Financial Services, which, at the time, was a start-up asset management firm that assembled investment products and platforms to distribute turnkey and unbundled investment solutions to financial intermediaries and institutional investors. From July 1999 to September 2003, Mr. Barrett was employed as a Manager at Deloitte & Touche, LLP. Mr. Barrett received his B.S. in Accounting and Economics and his M.S. in Accounting from the University of Florida. He is a certified public accountant.

Executive Compensation

Components of our Executive Compensation Program

The principal components of our executive compensation program are base salary, annual bonus, and long-term incentives. Our Compensation Committee believes that each component of executive compensation must be evaluated and determined with reference to competitive market data, individual and corporate performance, our recruiting and retention goals, internal equity and consistency, and other information we deem relevant. We believe that in the biopharmaceutical industry stock option and/or other equity awards are a primary motivator in attracting and retaining executives, in addition to salary and cash incentive bonuses.

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

Annual Incentive Bonus

A significant element of the cash compensation of our Named Executive Officers is an annual performance-based cash bonus. A named executive officer’s target bonus is generally set as a percentage of base salary to reward strong performance and retain his or her employment in a competitive labor market. In the case of Dr. Ellison and Mr. Barrett, their prior employment agreements, effective through 2013, provided an annual bonus of up to 50% and 25% of their base salary, respectively. Their current employment agreements provide for 50% each. Bonuses are based on the achievement of significant company goals, including research, clinical development, financial, business development and operational milestones, with specific goals tailored to the executive officer’s area of responsibility. The performance goals generally are determined by our Compensation Committee in the first quarter of the calendar year but the bonuses are determined at the time bonuses are paid. Additionally, the Board or the Compensation Committee may increase or decrease an executive’s bonus payment (above or below the target) based on its assessment of the company’s and an executive’s individual performance during a given year. For 2013, annual bonuses were based on achievement of company goals related to development of VEN 307, financial operations/investor relations, strategic planning, business development/commercialization, and corporate governance. Each officer's potential bonus was weighted differently for each set of goals, depending on his respective area of responsibility. The business development/commercialization goals for VEN 307 were not met, due to the results of the Phase III trial being no better than placebo as reported in February 2014. The strategic planning goals and corporate governance goals generally were met. The Compensation Committee considered the impact of VEN 307 in adjusting goals and weightings for goals in assessing performance for 2013. The resulting bonuses for Dr. Ellison and Mr. Barrett were $18,750 and $68,750, respectively, which represented 10% and 50% of their respective total possible bonuses for 2013.

Long-term Incentives

Our equity-based long-term incentive program is designed to align our Named Executive Officers’ long-term incentives with stockholder value creation. We believe that long-term participation by our executive officers in equity-based awards is a critical factor in the achievement of long-term company goals and business objectives. Our 2010 Plan allows the grant to executive officers of stock options, as well as other forms of equity incentives, as part of our overall compensation program. Grants of options to our executive officers other than our Chief Executive Officer are recommended by the Chief Executive Officer and finalized by the Compensation Committee and/or the Board. Grants of options to our Chief Executive Officer are made by the Compensation Committee and/or the Board.

On April 5, 2013, we granted restricted stock units to Dr. Ellison and Mr. Barrett to more strongly incentivize them to successfully complete the development and to initiate the commercialization of our lead product candidate, VEN 307 (diltiazem), and to continue to strive to grow company value. We approved these grants after considerable deliberation, including consultation with an independent compensation consulting firm, on the best means to retain and incentivize our longer-term employees, all of whom have prior option grants that are significantly underwater. In approving these restricted stock units, the Board’s guiding principle was to create a program that is designed to incentivize management to generate a significant increase in total shareholder return as measured by sustained increases in our stock price.

We granted 200,000 restricted stock units to each of Dr. Ellison and Mr. Barrett. Of the units, 25% vested immediately at grant. The remaining 75% will vest in equal 25% tranches if the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market is at least $4.15, $5.15 and $6.15, respectively. The price thresholds were based on $1.00 increases over the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market on April 3, 2013. The performance period for the unvested restricted stock units is June 30, 2016; if one or more of the stock price thresholds are not met by that date the unvested units will expire. As of the date of this report, none of the thresholds has been met.

Both Dr. Ellison and Mr. Barrett elected to defer receipt of all shares issuable under the units, including the immediately vested shares, until the earliest of termination of employment, a change in control of our company, or April 1, 2015.

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

Summary Compensation Table

The following table sets forth all compensation earned in the fiscal years ended December 31, 2013 and 2012 by our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock awards ($)	Option awards (1) ($)	Non-equity incentive plan compensation (2) ($)	All other compensation ($)	Total ($)
Russell H. Ellison, M.D.	2013	$375,000	$-	$147,500	$-	$18,750	$-	$541,250
President and Chief Executive Officer	2012	375,000	75,000	-	322,739	175,780	-	948,519

David J. Barrett	2013	$250,000	$-	$147,500	$-	$68,750	$-	$466,250
Chief Financial Officer	2012	250,000	-	-	215,160	67,500	-	532,660

(1) The reported amounts represent the grant date fair value of the award, computed in accordance with FASB ASC Topic 718. Assumptions used in the calculation of these amounts are included in Note 6 of the financial statements included in this Annual Report on Form 10-K.

(2)	Non-equity incentive plan compensation represents amounts paid as annual performance awards.

Outstanding Equity Awards at December 31, 2013

The following table contains certain information concerning unexercised options and unvested restricted stock units for the Named Executive Officers as of December 31, 2013.

Option Awards						Stock Awards
Name	Grant date	Number of securities underlying unexercised options exercisable (#)	Number of securities underlying unexercised options unexercisable (#)	Option exercise price ($)	Option expiration date	Number of shares that have not vested (#)	Market Value of shares that have not vested (#)
Russell H. Ellison, M.D.	12/22/10	573,599	-0-	$6.00	12/22/20	-	-
	1/15/12(1)	20,000	40,000	$8.10	1/15/22	-	-
	4/05/13(2)	-	-	-	-	150,000	$573,000

David J. Barrett	12/22/10	305,962	-0-	$6.00	12/22/20	-	-
	1/15/12(1)	13,334	26,666	$8.10	1/15/22	-
	4/05/13(2)	-	-	-	-	150,000	$573,000

(1)	One-third of the options vest on the grant date, one-third vest on the first anniversary of the grant date and one-third vest on the second anniversary of the grant date.

(2)

The restricted stock units will vest in equal 25% tranches if the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market is at least $4.15, $5.15 and $6.15, respectively. The price thresholds were based on $1.00 increases over the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market on April 3, 2013. Market value is calculated by multiplying the number of stock units by the closing price of $3.82 for our common stock on December 31, 2013.

Employment Arrangements

Dr. Ellison serves as our Chief Executive Officer and David J. Barrett serves as our Chief Financial Officer, each pursuant to an employment agreement entered into on January 15, 2014, and effective as of December 22, 2013. These employment agreements replaced the prior agreements between us and each of Dr. Ellison and Mr. Barrett that expired on December 22, 2013 in accordance with their terms.

Each new employment agreement has a term of two years and will be automatically extended for additional one-year periods unless we notify the officer at least 180 days prior to the then current expiration date that we intend to not extend the employment agreement. The employment agreements provide for a base salary of $475,000 per year for Dr. Ellison and $300,000 for Mr. Barrett, and an annual discretionary bonus of up to 50% of the officer’s base salary based on financial, clinical development and business milestones established by the Board of Directors. Pursuant to the employment agreements, Dr. Ellison and Mr. Barrett received a grant of options to purchase 395,500 shares and 213,000 shares, respectively, of our common stock with a purchase price of $3.81, which was the closing price of the common stock on January 14, 2014. The stock options have a 10-year term and one-third of the options vest on each of the first, second, and third anniversaries of the employment agreement’s effective date.

During the term of Dr. Ellison’s employment agreement, we will use our best efforts to cause him to be elected as a member and the Chairman of our Board of Directors.

Under the employment agreements, Dr. Ellison and Mr. Barrett are prohibited for 12 months after termination of employment from (i) engaging within the restricted territory (as defined in the agreement) in developing novel prescription drugs for the specific disease treatment of hemorrhoids, anal fissures, and fecal incontinence or any other business in which we are actively engaged at the time of termination of employment, (ii) holding a position in or with responsibility for all or a part of the restricted territory (A) with any person or entity engaged in such a business and for which the officer will perform services that are the same or substantially similar to those performed by him for us within 12 months prior to termination of employment, or (B) in which the officer will use or disclose any of our confidential information, (iii) being employed or engaged by any person or entity that was an agent or customer of ours with whom the officer worked during his employment with us and for whom he will be performing services that are the same or substantially similar to those services he provided to the agent or customer during the officer’s employment with us, (iv) soliciting our customers for purposes of marketing or selling similar or competitive products, or interfering with the business relationship between our company and our customers, and (v) inducing any employee or consultant of ours to terminate employment or a contractual relationship with us. In the employment agreement, the term “restricted territory” is defined generally as any country in which we conduct business as of the date of termination of the officer’s employment.

If we terminate either Dr. Ellison or Mr. Barrett for cause (as defined in the agreement) or if he terminates without good reason (as defined in the agreement), we will pay his then-current base salary through the date of his termination and any expense reimbursement amounts owed through the date of termination. If Dr. Ellison’s or Mr. Barrett’s employment is terminated as a result of his death, then we will pay to his estate his then-current base salary for a period of 12 months following such termination.

If either Dr. Ellison’s or Mr. Barrett’s employment is terminated in connection with or within six months of a change of control (as defined in the agreement), we will provide him the following benefits: (i) a lump-sum payment equal to 18 months of his then-current base salary, (ii) the full annual discretionary bonus as established by the Board, (iii) immediate vesting in full of all equity awards, (iv) extension of the exercise period for all stock options to the end of their term, and (v) reimbursement of COBRA premiums for 18 months or until the officer is eligible for insurance benefits from another employer, whichever is earlier. In the employment agreement, the term “change in control” is defined generally as the acquisition by any person of more than 50% of the voting power of our then-outstanding securities, and/or the merger or consolidation of our company or the sale of all or substantially all of our assets.

If either Dr. Ellison’s or Mr. Barrett’s employment is terminated as a result of disability, by us without cause (as defined in the agreement), or by the officer for good reason (as defined in the agreement), we will provide him the following benefits: (i) continued payment of his then-base salary for 12 months following date of termination of employment, (ii) immediate vesting in full of all equity awards that would have become vested during the 12 months following termination of employment, (iii) extension of the exercise period for all vested stock options to the end of their term, and (iv) reimbursement of COBRA premiums for 18 months or until the officer is eligible for insurance benefits from another employer, whichever is earlier.

In the employment agreements, the term “cause” is defined generally as (i) willful failure to perform the officer’s duties, (ii) willful or intentional misconduct or gross negligence, (iii) indictment of any felony or a misdemeanor involving moral turpitude, (iv) engagement in some form of harassment prohibited by law, (v) intentional misappropriation or embezzlement of our property, (vi) breach by the officer of the non-misappropriation, non-compete and non-solicitation provisions of the agreement, and (vii) uncured breach by the officer of any other provision of the agreement. In the employment agreements, the term “good reason” is defined generally as (i) any material reduction of the officer’s duties, responsibilities, or authority, (ii) any material reduction of the officer’s compensation or benefits, (iii) relocation of our headquarters or the officer’s residence or primary place of employment to a location outside a 30-mile radius of New York, New York. In addition, in the case of Dr. Ellison, “good reason” also is defined as (i) our failure to nominate him for election to our Board and to recommend that stockholders to vote in support of such nomination, (ii) failure of our Board to appoint him as President and Chief Executive Officer, or (iii) removal of him from the Board or as President and Chief Executive Officer, provided that such failure or removal is not in connection with either a termination of Dr. Ellison’s employment for cause, or as a result of the failure of our stockholders to elect Dr. Ellison to the Board.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Principal Stockholders

The following table sets forth certain information regarding the ownership of shares of our common stock as of February 28, 2014 by (1) each person known by us to beneficially own more than 5% of the outstanding shares of common stock, (2) each director of our company, (3) each of the Named Executive Officers, as listed in the Summary Compensation Table below, and (4) all directors and executive officers of our company as a group.

This table is based upon information supplied by our Named Executive Officers, directors and principal stockholders and from Schedules 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Share ownership in each case includes shares issuable upon exercise of options and warrants that may be exercised within 60 days after February 28, 2014 for purposes of computing the percentage of common stock owned by such person, but not for purposes of computing the percentage owned by any other person. Unless otherwise noted, the address for each person listed is 99 Hudson Street, 5th Floor, New York, New York 10013. Applicable percentages are based on 23,396,259 shares outstanding on February 28, 2014.

Name of Beneficial Owner	Shares Beneficially Owned	Percentage Owned (%)

5% Stockholders:
Broadfin Capital, LLC (1) 237 Park Avenue, Suite 900 New York, NY 10017	1,849,839	7.9%

Baker Bros. Advisors, LLC (2) 667 Madison Avenue, 21st Floor New York, NY 10065	2,177,840	9.3%

Visium Asset Management, LP (3) 888 Seventh Avenue New York, NY 10019	1,800,000	7.7%

Directors and Named Executive Officers:
Anthony Altig (4)	38,334	*
Mark Auerbach (5)	48,340	*
Russell H. Ellison (6)	686,664	2.6%
Joseph Felder (7)	50,356	*
Myron Holubiak (8)	48,340	*
David J. Barrett (9)	382,588	1.6%

All directors and executive officers as a group (6 persons) (10)	1,254,622	5.1%

*      Less than 1%.

(1)	Based on information contained in Schedule 13G/A filed with the SEC on February 14, 2014 by Broadfin Capital, LLC, Broadfin Healthcare Master Fund, Ltd. and Kevin Kotler. According to the Schedule 13G/A, all three reporting persons hold shared voting and dispositive power over the shares. The principal business address for Broadfin Healthcare Master Fund, Ltd. is 20 Genesis Close, Ansbacher House, Second Floor, Grand Cayman KY1-1108, Cayman Islands.

(2)	Based on the information contained in Schedule 13G/A filed with the SEC on February 14, 2014 by Baker Bros. Advisors (GP) LLC, Baker Bros. Advisors LP, Felix J. Baker and Julian C. Baker. The Schedule 13G/A provides that each of the four reporting persons hold sole voting and dispositive power over all of the shares by virtue of their ownership of entities that have the power to control the investment decisions of three limited partnerships: 667, L.P.; Baker Brothers Life Sciences, L.P.; and 14159, L.P. Felix J. Baker and Julian C. Baker are principals of Baker Bros. Advisors, LLC. Felix J. Baker and Julian C. Baker disclaim beneficial ownership of the shares.

(3)	Based on the information contained in Schedule 13G/A filed with the SEC on February 14, 2014 by Visium Asset Management, LP (“VAM”), Visium Balanced Master Fund, Ltd., JG Asset, LLC and Jacob Gottlieb. According to the Schedule 13G/A, all three reporting persons hold shared voting and dispositive power over the shares. VAM is investment manager to pooled investment funds and may be deemed to beneficially own the shares that are beneficially owned by the pooled investment funds. JG Asset, LLC is the general partner of VAM and may be deemed to beneficially own the shares that are beneficially owned by VAM. Jacob Gottlieb is the managing member of JG Asset, LLC and and may be deemed to beneficially own the shares that are beneficially owned by JG Asset, LLC.

(4)	Includes 23,334 shares that Mr. Altig has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.

(5)	Consists of 48,340 shares that Mr. Auerbach has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.

(6)	Includes (i) 8,065 shares of our common stock issuable upon exercise of a warrant, (ii) 50,000 shares of restricted stock, and (iii) 593,599 shares that Dr. Ellison has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.

(7)	Consists of 50,356 shares that Dr. Felder has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.

(8)	Consists of 48,340 shares that Mr. Holubiak has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.

(9)	Consists of (i) 50,000 shares of restricted stock, and (ii) 332,588 shares that Mr. Barrett has the right to acquire from us within 60 days of February 28, 2014 pursuant to the exercise of stock options.

(10)	Includes the shares described in footnotes (7) through (9).

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2013 with respect to our equity compensation plans:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by our shareholders:
2007 Stock Plan	2,016	$6.00	-0-
2010 Stock Plan:	2,336,475	$5.87	1,390,485
Equity compensation plans not approved by our shareholders:
2008 Warrants	9,947	$66.46	-0-
2009 Placement Agent Warrants	39,657	$12.40	-0-
2009 PCP Warrants	104,867	$6.60	-0-
2010 Warrants	342,579	$6.60	-0-
Consultant Warrants	84,545	$6.16	-0-
2010 Placement Agent Warrants	82,251	$7.50	-0-
Underwriter Warrants	197,200	$7.50	-0-
Total	3,199,537	$5.51	1,390,485

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Independence of Directors

Because our common stock is listed on the NASDAQ Capital Market, our Board applies the NASDAQ Capital Market’s test for director independence to all of our directors. Using that test, the Board has determined that directors Mark Auerbach, Joseph Felder, Myron Z. Holubiak and Anthony Altig are independent under the NASDAQ Marketplace Rules. Russell Ellison is not independent because he is our current Chief Executive Officer. As part of such determination of independence, our Board has affirmatively determined that each of Mr. Auerbach, Dr. Felder, Mr. Holubiak and Mr. Altig does not have a relationship with our company that would interfere with the exercise of independent judgment in carrying out his responsibilities as a director.

Certain Relationships and Related Transactions

The written charter of our Audit Committee authorizes and the NASDAQ Marketplace Rules require our Audit Committee to review and approve related party transactions. In reviewing related party transactions, our Audit Committee applies the basic standard that transactions with affiliates should be made on terms no less favorable to us than could have been obtained from unaffiliated parties. Therefore, the Audit Committee reviews the benefits of the transactions, terms of the transactions and the terms available from unrelated third parties, as applicable. All transactions other than compensatory arrangements between us and our officers, directors, principal stockholders and their affiliates will be approved by our Audit Committee or a majority of the disinterested directors, and will continue to be on terms no less favorable to us than could be obtained from unaffiliated third parties. There were no related party transactions in 2013 and, as of the date of this report, none have been undertaken in 2014.

Item 14. Principal Accounting Fees and Services

Audit Fees. Audit fees include fees billed to us by EisnerAmper in connection with its annual audit of our financial statements and procedures related to our regulatory filings, including regulatory filings and the comfort letter for our 2013 public offering and our 2013 and 2012 at-the-market sales program. The aggregate fees billed to us by EisnerAmper for such audit services rendered for the fiscal years ended December 31, 2013 and 2012 were $177,479 and $198,288, respectively.

Audit-Related Fees. Audit-related services consist solely of routine accounting consultations. During the fiscal years ended December 31, 2013 and 2012, EisnerAmper did not bill us for any audit-related services.

Tax Fees. Tax fees include corporate tax compliance, assistance with an IRS examination as well as advisory services. The aggregate fees billed to us by EisnerAmper for tax-related services in the fiscal years ended December 31, 2013 and December 31, 2012 were $15,500 and $6,000, respectively.

All Other Fees. During the fiscal years ended December 31, 2013 and 2012, EisnerAmper did not bill us for any other fees.

The Audit Committee of the Board considered all of the above activities to be compatible with the maintenance of EisnerAmper’s independence. The Audit Committee discussed these services with EisnerAmper and our management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the SEC to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Although the Audit Committee does not have formal pre-approval policies and procedures in place, it pre-approved all of the services performed by EisnerAmper as discussed above, as required by SEC regulation.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit No.	Description
1.1	Form of Underwriting Agreement dated December 22, 2010. (1)

1.2	Form of Underwriting Agreement dated July 13, 2011. (10)

1.3	Controlled Equity Offering Sales Agreement, dated January 30, 2012 between Ventrus Biosciences, Inc. and Cantor Fitzgerald & Co. (6)

1.4	Underwriting Agreement, dated January 30, 2013, by and between Ventrus Biosciences, Inc. and William Blair & Company, L.L.C. (9)

1.5	Underwriting Agreement, dated January 30, 2013, by and between Ventrus Biosciences, Inc. and William Blair & Company, L.L.C. (9)

1.6	Amendment No. 1, dated September 13, 2013, to Sales Agreement, dated January 20, 2012, between Ventrus Biosciences, Inc. and Cantor Fitzgerald & Co. (11)

3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010. (2)

3.2	Amended and Restated Bylaws dated July 12, 2010. (5)

3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Ventrus Biosciences, Inc. filed on January 30, 2013. (8)

4.1	Specimen of Common Stock Certificate. (3)

4.2	Form of Convertible Promissory Note issued to investors between December 2007 and March 2008, as amended in December 14, 2009. (5)

4.3	Form of Warrant issued to investors between June and September 2008. (5)

4.4	Form of Convertible Promissory Note issued to Paramount BioSciences, LLC and Capretti Grandi, LLC in 2008 and 2009, as amended on December 21, 2009. (4)

4.5	Warrants issued to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2009. (4)

4.6	Form of Convertible Promissory Note issued to investors and Paramount BioCapital, Inc. in February, March and April 2010. (5)

4.7	Form of Convertible Promissory Note issued to investors in May 2010. (4)

4.8	Form of Warrant issued to investors in February and March, 2010. (4)

4.9	Form of Warrant issued to investors in May 2010. (4)

4.10	Form of Placement Agent Warrant issued to Paramount BioCapital, Inc. on March 11, 2008. (5)

4.11	Placement Agent Warrants issued to National Securities Corporation on February 26, March 31 and May 6, 2010, as amended October 28, 2010 and November 30, 2010. (1)

4.12	Warrant issued to S.L.A. Pharm AG on August 30, 2010. (4)

4.13	Form of underwriters warrant dated December 22, 2010. (1)

10.1*	Exclusive License Agreement dated March 23, 2007 by and between S.L.A. Pharma AG, and Paramount Biosciences, LLC, as amended on July 24, 2008, November 20, 2008, June 1, 2009, December 18, 2009 and June 24, 2010 and letter agreements dated October 27, 2008, November 20, 2008 and January 22, 2009. (2)

Exhibit No.	Description

10.2	Assignment and Assumption Agreement dated August 2, 2007, by and between Paramount Biosciences LLC and Ventrus Biosciences, Inc. (5)

10.3*	License Agreement dated March 10, 2008 by and between Sam Amer & Co., Inc. and Ventrus Biosciences, Inc., as amended on July 31, 2008, September 29, 2008, November 17, 2008, and letter agreements dated March 13, 2009, August 18, 2009, May 13, 2009 and December 15, 2009. (5)

10.4	Amended and Restated Consulting Agreement dated July 19, 2010 between Russell H. Ellison and Ventrus Biosciences, Inc. (5)

10.5	Amended and Restated Employment Agreement dated July 19, 2010 between Russell H. Ellison and Ventrus Biosciences, Inc. (5)

10.6	Amended and Restated Consulting Agreement dated July 19, 2010 between David J. Barrett and Ventrus Biosciences, Inc. (5)

10.7	2007 Stock Incentive Plan. (5)

10.8	Consulting Agreement dated March 1, 2009 between John Dietrich and Ventrus Biosciences, Inc. (4)

10.9	Consulting Agreement dated May 11, 2010 between Timothy Hofer and Ventrus Biosciences, Inc. (4)

10.10	Amendment No. 6, dated August 30, 2010, to Exclusive License Agreement between S.L.A. Pharma AG and Paramount BioSciences, LLC (assigned to Ventrus Biosciences). (4)

10.11	Senior promissory notes issued by Ventrus Biosciences, Inc. to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2010 and Waiver Agreement and Amendment dated as of August 30, 2010. (3)

10.12	Employment Agreement dated November 11, 2010 between David J. Barrett and Ventrus Biosciences, Inc. (2)

10.14	2010 Equity Incentive Plan. (4)

10.15	Asset Purchase Agreement dated June 5, 2011 between Ventrus Biosciences, Inc. and Sam Amer & Co., Inc. (5)

10.16	Amendment No. 7, dated June 6, 2011, to Exclusive License Agreement between S.L.A. Pharma AG and Paramount BioSciences, LLC (assigned to Ventrus Biosciences). (5)

10.17	Amendment No. 1, dated August 24, 2011, to Employment Agreement between David J. Barrett and Ventrus Biosciences, Inc. (7)

10.18	Amendment No. 1, dated August 24, 2011, to Amended and Restated Employment Agreement between Russell Ellison and Ventrus Biosciences, Inc. (7)

10.19	Employment Agreement dated September 1, 2011 between Thomas Rowland and Ventrus Biosciences, Inc. (7)

10.20	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and Dr. Russell H. Ellison. (12)

10.21	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and David J. Barrett. (12)

Exhibit No.	Description

10.22**	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.

23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

**	Confidential treatment has been requested with respect to portions of this exhibit. Those portions have been omitted and filed separately with the SEC.

(1)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 4 to Registration Statement on Form S-1 filed on December 6, 2010.

(2)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 3 to Registration Statement on Form S-1 filed on November 16, 2010.

(3)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 2 to Registration Statement on Form S-1 filed on October 29, 2010.

(4)	Incorporated by reference to the exhibit filed in the Registrant’s Amendment No. 1 to Registration Statement on Form S-1 filed on October 4, 2010.

(5)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-1 filed on July 20, 2010.

(6)	Incorporated by reference to the exhibit filed in the Registrant’s Registration Statement on Form S-3 filed on January 31, 2012.

(7)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on August 25, 2011.

(8)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on February 4, 2013.

(9)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on January 30, 2013.

(10)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on July 14, 2011.

(11)	Incorporated by reference to the exhibit filed in the Registrant’s Current Report on Form 8-K filed on September 13, 2013.

(12)	Incorporated by reference to the exhibit in the Registrant’s Current Report on Form 8-K filed on January 16, 2014.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VENTRUS BIOSCIENCES, INC.

Date: March 31, 2014	By:	/s/ Russell H. Ellison
	Name:	Russell H. Ellison
	Title:	Chief Executive Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Russell H. Ellison	Chief Executive Officer	March 31, 2014
Russell H. Ellison	(Principal Executive Officer) and Director

/s/ David J. Barrett	Chief Financial Officer	March 31, 2014
David J. Barrett	(Principal Financial and Accounting Officer)

/s/ Anthony E. Altig	Director	March 31, 2014
Anthony E. Altig

/s/ Mark Auerbach	Director	March 31, 2014
Mark Auerbach

/s/ Joseph Felder	Director	March 31, 2014
Joseph Felder

/s/ Myron Z. Holubiak	Director	March 31, 2014
Myron Z. Holubiak

FINANCIAL STATEMENTS

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Ventrus Biosciences, Inc.

We have audited the accompanying balance sheets of Ventrus Biosciences, Inc. (a development stage company) (the "Company") as of December 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficiency), and cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from October 7, 2005 (inception) to December 31, 2013. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ventrus Biosciences, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 and for the period from October 7, 2005 (inception) to December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

New York, New York

March 28, 2014

VENTRUS BIOSCIENCES, INC.

 (A Development Stage Company)

Balance Sheets

	December 31,	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$27,061,268	$20,489,219
Other current assets	63,672	59,584
Total current assets	27,124,940	20,548,803
Computer equipment, net of accumulated depreciation of $39,266 and $33,050	7,102	6,841
Total assets	$27,132,042	$20,555,644
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,614,619	$1,847,245
Accrued expenses	23,435	898,213
Total liabilities	$2,638,054	$2,745,458
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; Series A non-voting convertible preferred stock: 220,000 and 0 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	220	-
Common stock, $.001 par value; 50,000,000 shares authorized; 20,733,895 and 12,934,350 issued and outstanding at December 31, 2013 and December 31, 2012, respectively	20,734	12,934
Additional paid-in capital	135,827,557	110,116,766
Common stock issuable, 125,000 shares at December 31, 2013	368,750	-
Deficit accumulated during the development stage	(111,723,273)	(92,319,514)
Total stockholders’ equity	24,493,988	17,810,186
Total liabilities and stockholders’ equity	$27,132,042	$20,555,644

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Operations

	Year Ended December 31, 2013	Year Ended December 31, 2012	Period from October 7, 2005 (Inception) to December 31, 2013
Operating expenses:
Research and development	$15,029,078	$19,514,163	$74,072,484
General and administrative	4,575,701	5,341,333	24,162,102
Loss from operations	(19,604,779)	(24,855,496)	(98,234,586)
Other income (expense):
Interest income	201,020	65,066	362,139
Interest expense:
Beneficial conversion charge	-	-	(6,001,496)
Amortization of debt discount and warrants	-	-	(2,865,758)
Interest expense	-	-	(4,983,572)
Total other income (expense)	201,020	65,066	(13,850,826)
Net loss	$(19,403,759)	$(24,790,430)	$(111,723,273)
Basic and diluted net loss per common share	$(1.00)	$(1.94)
Weighted average common shares outstanding - basic and diluted	19,393,486	12,726,551

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012	Period from October 7, 2005 (Inception) to December 31, 2013
Cash flows from operating activities:
Net loss	$(19,403,759)	$(24,790,430)	$(111,723,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	1,676,789	2,831,651	10,448,711
Stock-based payments to consultants	36,158	339,442	4,366,417
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial conversion feature	-	-	6,001,496
Stock issued to vendor	-	-	5,000
Warrants issued in connection with related party note conversion	-	-	1,255,978
Amortization of deferred financing costs and debt discount	-	-	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable - 2007 Senior convertible notes	-	-	1,598,104
Interest payable - 2010 Senior convertible notes	-	-	354,269
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable - related parties	-	-	266,279
Interest payable - Paramount Credit Partners, LLC	-	-	187,536
Depreciation	6,216	4,618	41,839
Changes in operating assets and liabilities:	-	-	-
Prepaid research and development	-	-	-
Other current assets	(4,088)	2,545	(63,672)
Accounts payable and accrued expenses	(107,404)	232,384	2,450,518
Net cash used in operating activities	(17,796,088)	(21,379,790)	(79,614,177)

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012	Period from October 7, 2005 (Inception) to December 31, 2013
Cash flows from investing activities:

Purchase of office and computer equipment	(6,477)	(3,241)	(48,941)
Net cash used in investing activities	(6,477)	(3,241)	(48,941)
Cash flows from financing activities:
Net proceeds from initial public offering and other offerings	24,374,614	4,166,494	93,714,274
Proceeds from private placement	-	-	1,146,024
Proceeds from exercise of warrants and options	-	730,322	1,019,054
Proceeds from 2010 Senior convertible notes	-	-	3,425,000
Proceeds from notes payable to Paramount Credit Partners, LLC	-	-	1,573,000
Repayment of Paramount Credit Partners, LLC Note	-	-	(1,573,000)
Proceeds from notes payable to related parties	-	-	5,041,953
Repayment of notes payable - related party	-	-	(1,500,000)
Proceeds from 2007 Senior convertible notes	-	-	5,305,000

Payment for deferred financing costs	-	-	(1,431,603)
Proceeds from utilization of short-term note and line of credit	-	-	419,380
Repayment of debt facilities	-	-	(419,380)
Proceeds from term note payable	-	-	800,000
Repayment of term note payable	-	-	(800,000)
Proceeds from receipt of subscriptions	-	-	4,684
Net cash provided by financing activities	24,374,614	4,896,816	106,724,386
Net (decrease) increase in cash and cash equivalents	6,572,049	(16,486,215)	27,061,268
Beginning of period	20,489,219	36,975,434	-
End of period	$27,061,268	$20,489,219	$ 27,061,268,

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Cash Flows

	Year ended December 31, 2013	Year ended December 31, 2012	Period from October 7, 2005 (Inception) to December 31, 2013
Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	-	-	$341,334
Warrants issued to investors in connection with convertible notes	-	-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	-	-	$782,376
Debt discount on 2010 senior convertible notes	-	-	$1,468,254
Related party notes and accrued interest converted to 2010 Senior convertible notes	-	-	$3,995,667
Notes and accrued interest converted to common stock	-	-	$14,003,158
Supplemental disclosure - cash paid for interest	-	-	$685,397

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Statements of Changes in Stockholders’ Equity (Deficiency)

Period from October 7, 2005 (Inception) to December 31, 2013

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Issuance of common stock to founders and employees at $0.0124 per share in March and April 2007	368,012	$368	$4,196	-	$4,564
Issuance of common stock to founders and employees at $0.0124 per share in May and June 2007	9,677	10	110	-	120
Issuance of common stock to licensor at $0.0124 per share in August 2007	18,401	18	210	-	228
Stock-based compensation for the period from January to December 2007	-	-	16,655	-	16,655
Warrants issued in connection with senior convertible notes in 2007	-	-	164,284	-	164,284
Net loss	-	-	-	(4,567,894)	(4,567,894)
Balance at December 31, 2007	396,090	396	185,455	(4,567,894)	(4,382,043)
Warrants issued in connection with senior convertible notes in January, February and March 2008	-	-	177,050	-	177,050
Common stock issued in financing at $60.39 per share in June and September 2008 net of related costs	18,977	19	929,438	-	929,457
Conversion of related party notes and interest payable at $60.39 per share in June 2008	29,861	30	1,803,204	-	1,803,234
Warrants issued in connection with related party note conversion in June 2008	-	-	340,860	-	340,860
Stock-based compensation for the period from January to December 2008	-	-	460,822	-	460,822
Net loss	-	-	-	(8,786,430)	(8,786,430)
Balance at December 31, 2008	444,928	445	3,896,829	(13,354,324)	(9,457,050)
Stock-based compensation for the period from January to December 2009	-	-	123,758	-	123,758
Warrants issued in connection with Paramount Credit Partner LLC notes in January, March and June 2009	-	-	480,049	-	480,049

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Common Stock issued to licensor in December 2009 at $12.40 per share	2,016	2	24,998	-	25,000
Common Stock issued to vendor in December 2009 at $12.40 per share	403	-	5,000	-	5,000
Net loss	-	-	-	(4,539,405)	(4,539,405)
Balance at December 31, 2009	447,347	447	4,530,634	(17,893,729)	(13,362,648)
Warrant issued to licensor in connection with amendment to the agreement in August 2010	-	-	161,552	-	161,552
Stock-based compensation for the period from January to December 2010	-	-	2,194,535	-	2,194,535
Conversion of notes and accrued interest to common stock in December 2010 at $4.20 per share	3,334,085	3,334	13,999,824	-	14,003,158
Beneficial conversion charge recorded on notes and interest converted to common stock in December 2010	-	-	6,001,496	-	6,001,496
Common stock issued in IPO in December 2010 at $6.00 per share net of related costs	2,900,000	2,900	15,181,444	-	15,184,344
Fair value of warrants issued with Senior convertible notes in December 2010	-	-	2,344,708	-	2,344,708
Common Stock issued to Licensor for amendment in December 2010 at $6.00 per share	64,933	65	389,531	-	389,596
Net loss	-	-	-	(15,290,625)	(15,290,625)
Balance at December 31, 2010	6,746,365	6,746	44,803,724	(33,184,354)	11,626,116
Common Stock issued in January 2011 at $6.00 per share to fulfill over-allotment option from IPO, net of related costs	435,000	435	2,420,341	-	2,420,776
Warrants exercised	50,034	50	288,682	-	288,732
Additional shares issued in January 2011 in connection with the December 22, 2010 conversion of notes into common stock at $4.20 per share	7	-	-	-	-

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total
Shares issued in a stock offering in July 2011, at $10.00 per share net of related costs	5,175,000	5,175	47,562,872	-	47,568,047
Stock- based compensation for the period from January 1 to December 31, 2011 to employees and directors	-	-	2,982,949	-	2,982,949
Stock-based payments for the period from January 1 to December 31, 2011 for options issued to consultants	-	-	3,990,817	-	3,990,817
Net loss				(34,344,730)	(34,344,730)
Balance at December 31, 2011	12,406,406	$12,406	$102,049,385	$(67,529,084)	$34,532,707

Common Stock-issued for options exercised between January and December 2012	68,240	68	427,749	-	427,817
Stock-based compensation for the period from January to December 2012 to employees and directors	-	-	2,831,651	-	2,831,651
Stock-based payments for the period from January 1 to December 31, 2012 for options issued to consultants.	-	-	339,442	-	339,442
Proceeds from common stock sold (at an average $12.45 per share), net of costs	354,700	355	4,166,139	-	4,166,494
Shares issued in cashless exercise of warrants	11,620	11	(11)	-	-
Warrants exercised from January 1, 2012 and December 31, 2012	45,834	46	302,459	-	302,505
Shares issued in a cashless exercise of options	47,550	48	(48)	-	-

Net loss				(24,790,430)	(24,790,430)
Balance at December 31, 2012	12,934,350	$12,934	$110,116,766	$(92,319,514)	$17,810,186

The accompanying notes are an integral part of these financial statements

VENTRUS BIOSCIENCES, INC.

 (A Development Stage Company)

	Common	Preferred	Amount	Additional Paid in Capital	Common Stock Issuable	Deficit Accumulated During the Development Stage	Total

Proceeds from common stock sold (at a weighted average $2.62 per share) net of costs	7,799,545	-	7,800	19,196,814	-	-	19,204,614
Proceeds from preferred stock sold (at an average $25.00 per share) net of costs	-	220,000	220	5,169,780	-	-	5,170,000
Stock-based payments for the period from January 1 to December 31, 2013 for options issued to consultants	-	-	-	36,158	-	-	36,158
Stock-based compensation for the period January 1 to December 31, 2013 to employees and directors	-	-	-	1,308,039	-	-	1,308,039
Restricted stock granted to four employees April 2013 expense thru December 2013	-	-	-	-	368,750	-	368,750

Net loss						(19,403,759)	(19,403,759)

Balance at December 31, 2013	20,733,895	220,000	$20,954	$135,827,557	$368,750	$(111,723,273)	$24,493,988

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

Capital resources:

The Company has not derived any revenue from product sales to date as our products have not been approved for sale by the FDA or any foreign regulatory agency.  Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt.  The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, or at all.

Note 2 - Summary of Significant Accounting Policies:

Cash and cash equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at December 31, 2013, exceed federally insured limits.

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Additionally, the Company provides a valuation allowance for deferred income tax assets when it is considered more likely than not that all or a portion of such deferred income tax assets will not be realized.

Computer equipment:

Computer equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the related assets of three years.

Stock-based compensation:

The Company’s share-based compensation cost is measured at grant date, using the Black-Scholes option pricing model to estimate the fair value of stock option and warrant awards, and is recognized as expense over the employee’s or director’s requisite service period on a straight-line basis.  The Company accounts for stock options and warrants granted to non-employees on a fair value basis which is estimated using the Black-Scholes option pricing model.  The initial non-cash charge to operations for non-employee options and warrants with vesting are revalued at the end of each reporting period until vested and recognized as consulting expense over the related vesting period. The Company valued the restricted stock grant, 75% of which vests in three equal installments when the 20-day trading volume weighted average price of the Company’s common stock is at least $4.15, $5.15 and $6.15, using the Monte Carlo simulation model.

Warrants:

For the purpose of valuing the warrants (See Notes 3 and 8), the Company used the Black-Scholes option pricing model utilizing the following assumptions.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company estimated the expected life of the warrants based on the full term of the warrant.   The expected dividend yield reflects the Company’s current and expected future policy for dividends on its common stock.  The expected stock price volatility for the Company’s stock was calculated by examining historical volatilities for publicly traded industry peers as the Company did not have any trading history for its common stock at the time the grants were issued.

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

Notes to Financial Statements

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

The Company has adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company has no unrecognized tax benefits recorded for the years ended December 31, 2013 and 2012. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in New York. There are currently no federal income tax examinations in process. The 2010 through 2013 tax years remain subject to examination by the Internal Revenue Service and other taxing authorities for U.S. federal and state/local tax purposes. The Company does, however, have prior year net operating losses dating back to 2007, which are subject to examination.

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  The number of potentially dilutive securities (options, warrants and unvested shares) excluded from the diluted loss per share calculation at December 31, 2013 and 2012 was 3,574,537 and 2,753,126, respectively.

Note 3 - Related Party Transactions:

The following are descriptions of the Company’s related party transactions that have been entered into, modified, terminated, or were still in effect in 2013.

Paramount BioSciences, LLC and Affiliates:

Paramount Corporate Development, LLC:

From April 2007 through August 31, 2008, pursuant to a contractual arrangement with Paramount Corporate Development, LLC (“Paramount”), an affiliate of Dr. Lindsay A. Rosenwald, M.D., formerly a significant investor in and stockholder of the Company, the Company incurred $425,000 under this arrangement and as of December 31, 2013 and 2012, owed $100,000, which is included in accounts payable.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

Note 4 - Income Taxes:

There was no current or deferred income tax provision for the years ended December 31, 2013 and 2012.

The Company’s deferred tax assets as of December 31 consist of the following:

	2013	2012
Net operating loss	$32,193,000	$23,792,000
Stock-based compensation	6,617,000	5,808,000
In-Process Research & Development	6,017,000	5,014,000
Research and development credits	2,149,000	783,000
Totals	46,976,000	35,397,000
Less: valuation allowance	(46,976,000)	(35,397,000)
	$-	$-

A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The net increase in the total valuation allowance for the years ended December 31, 2013 and 2012 was $11,579,000 and $9,132,000, respectively. The tax benefit assumed the Federal statutory tax rate of 34% and a state and local tax rate of 11% and has been fully offset by the aforementioned valuation allowance.

At December 31, 2013, the Company had potentially utilizable gross Federal net operating loss carry-forwards of approximately $73,000,000, State net operating loss carry-forwards of approximately $67,000,000 and research and development credit carry forward of approximately $2,149,000, all of which expire between 2027 and 2031.

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

	2013	2012
Statutory Federal tax rate	(34)%	(34)%
Statutory state and local income taxes (net of Federal)	(11)%	(7)%
Effect of valuation allowance	45%	41%
Effective tax rate	0%	0%

Note 5 - Commitments:

Employment agreements:

The Company’s Chief Executive Officer had an employment agreement which provided for a base salary of $375,000 per year, a guaranteed bonus of $75,000 per year and an annual performance-based bonus of up to 50% of his base salary.  The agreement also provided incentive bonuses of $250,000 and $500,000 in the event that the Company’s market capitalization exceeded specified levels.  The first threshold was met and the $250,000 bonus was paid in the third quarter of 2011. The second threshold, which was to be paid in a combination of cash and shares of common stock, never occurred. The agreement expired on December 21, 2013, in accordance with its terms.

 VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

The Chief Financial Officer had an employment agreement which provided for a base salary of $250,000 per year.  The agreement also provided incentive bonuses of $250,000 and $500,000 in the event that the Company’s market capitalization exceeded specified levels.  The first threshold was met and the $250,000 bonus was paid in the third quarter of 2011. The second threshold, which was to be paid in a combination of cash and shares of common stock, never occurred. The agreement expired on December 21, 2013, in accordance with its terms.

On January 15, 2014, the Company entered into employment agreements, with the Chief Executive Officer and the Chief Financial Officer, which were effective as of December 22, 2013 (see Note 10).

Note 6 - Stockholders’ Transactions:

Common and Preferred Stock Transactions:

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

During July 2008, the Company issued 29,861 shares of common stock and 6,151 warrants at $60.39 per unit (consisting of a share of common stock with 20% warrant coverage) to related parties in connection with the conversion of amounts outstanding under certain promissory notes. Each warrant has a seven-year term and an exercise price of $66.46. The warrants had a fair value of $340,860 and were expensed on issuance since the promissory notes were converted.

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

In connection with the Company’s IPO, all of the issued and outstanding convertible notes issued in 2007 and 2010 converted into shares of common stock pursuant to the terms of those notes.  All principal and accrued interest on the 2007 and 2010 convertible notes converted at per share price of $4.20, which was 70% of the public offering price of $6.00 per share in the IPO, resulting in an aggregate of 1,642,802 shares of common stock issued upon conversion of the 2007 convertible notes and an aggregate of 1,421,834 shares of common stock issued upon conversion of the 2010 convertible notes.  Also in connection with the IPO, and pursuant to their terms, the promissory notes issued to Paramount BioSciences, Inc. and Capretti Grandi LLC, were converted at a per share price of $4.20, which was 70% of the public offering price of $6.00 per share in the IPO, resulting in an aggregate of 269,449 shares of common stock issued upon conversion of these notes.

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

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 10, 2012, under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. As part of the shelf registration statement, the Company included a prospectus for an at-the-market common equity sales program for the sale of up to $20,000,000 of common stock. In May and June 2012, the Company sold an aggregate of 354,700 shares under this program, resulting in net proceeds of approximately $4,166,000, or $11.75 per share. In February 2013, the Company sold an aggregate of 6,670,000 shares of common stock and 220,000 shares of Series A Non-Voting Preferred Stock, which are convertible into 2,200,000 shares of common stock, under the shelf registration statement, resulting in net proceeds of approximately $20,800,000. In September 2013, the Company amended its at-the-market sales agreement to cover the sale of up to $20,521,567 of common stock in addition to what had been sold previously. In September and October 2013, the Company sold an aggregate of 1,129,545 shares of common stock under the amended at-the-market common equity sales program, resulting in net proceeds of approximately $3,600,000, or $3.20 per share. As of December 31, 2013, an aggregate of approximately $75,000,000 worth of securities was available under the shelf registration statement out of which approximately $16,900,000 of common stock was available for the at-the-market common equity sales program.

See Note 10 for transactions subsequent to December 31, 2013.

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

In 2013, the Company granted options to purchase 30,000 shares to three directors and 500,000 options to purchase shares to five new employees. The exercise prices of the options granted were at the then market value of the Company’s common stock ($2.47 - $3.31 per share).

A summary of the Company’s option activity under its option plans and related information is as follows:

	Year Ended December 31, 2013				Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value		Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	1,878,475	$6.72		$-	2,046,455	$6.40	$-
Granted	530,000	$2.88		$-	425,740	$7.64	$-
Exercised	-	$-		-	(168,240)	6.11	-
Forfeited	(69,984)	$7.60		$-	(425,480)	6.64	-
Outstanding at end of year	2,338,491	$5.87	$		1,878,475	$6.72	$-
Options exercisable at end of period	2,322,518	$6.31		$-	1,618,820	$6.51	$-
Vested or expected to vest at December 31	2,338,491	-		-	1,878,475	-	-
Shares available on December 31 for options that may be granted	1,390,485	-		-	1,920,485	-	-

Included in the options exercised in 2012 were 100,000 options exercised in a cashless exercise for 47,550 shares of common stock.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the year ended December 31, 2013 and 2012, was based on the following assumptions:

	2013	2012
Risk-free interest rate	1.23%-2.34%	1.11%-1.32%
Expected volatility	59.32%-77.34%	76.31%-78.23%
Expected life of options	7 years	7 years
Expected dividend yield	0%	0%

Estimated future stock-based compensation expense relating to unvested stock options (for consultants based on the fair value at December 31, 2013) is as follows:

Years Ending December 31,	Future Stock Option Compensation Expense
2014	682,701
2015	275,820
2016	196,419
2017	20,239
Total estimated future stock-based compensation expense - stock options	$1,175,179

The weighted average remaining contractual life of options outstanding at December 31, 2013 is approximately 7.25 years.

Stock-based compensation expensed to research and development expense for the years ended December 31, 2013 and 2012 was $695,636 and $846,508, respectively.  Stock-based compensation expensed to general and administrative expense for the years ended December 31, 2013 and 2012 was $1,017,311 and $2,324,585, respectively.

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

In connection with the Company’s financings in 2007, 2008, 2009 and 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consulting warrants (See Note 8).

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

A summary of the Company’s warrant activity and related information is as follows:

	Year Ended December 31, 2013		Year Ended December 31, 2012
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of period	874,651	$7.67	956,443	$7.61
Granted	-	$-	-	$-
Exercised	-	$-	81,792	$7.00
Expired	13,605	$1.24	-	-

Outstanding at end of year	861,046	$7.77	874,651	$7.67

Warrants exercisable at end of period	861,046	$7.77	874,651	$7.67

Included in the warrants exercised are 35,958 warrants exercised in a cashless exercise for 11,620 shares during the year ended December 2012. All outstanding warrants have vested and no additional expense is expected to be recorded in the future years.

Common Stock Grant:

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

A summary of the status of our restricted stock units as of December 31, 2013 is as follows:

	Year Ended December 31, 2013
		Weighted Average
	Shares	Grant Date Fair Value Per Share
Restricted stock units as of January 1, 2013	0	$-
Granted April 5, 2013	500,000	$2.27
Shares vested and issuable	(125,000)	$2.95

Restricted stock units as of December 31, 2013	375,000	$2.04

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month (“Monthly Payments”) for each of diltiazem and phenylephrine.  Per the agreement, Ventrus’ obligation to make these monthly payments until S.L.A. Pharma is no longer managing the development program for diltiazem. Pursuant to amendments to the Exclusive License Agreement, the Company, as of September 30, 2010, was no longer required to make additional payments for phenylephrine.  At December 31, 2013, the Company had no amounts due to S.L.A. Pharma.

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

On June 25, 2012, the Company reported that a Phase III, randomized, double-blind, placebo-controlled clinical trial of VEN 309 for the treatment of symptomatic hemorrhoids did not meet its endpoints. Based on the results of that Phase III trial, the Company ceased all activity related to VEN 309 and ended the program.

Therabiome, LLC

On November 8, 2013, the Company entered into an exclusive worldwide License and Collaboration Agreement with Therabiome, LLC (“Therabiome”), for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery  of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release platform technology. The Company is solely responsible for all research and development activities with respect to any product it develops under the license. For the license, the Company paid Therabiome an upfront non-refundable license fee of $300,000, which was expensed as research and development.  The Company must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform, for U.S. regulatory milestones, depending on whether the milestone occurs before the filing of the first new drug application (“NDA”) for a product or after the first, second or third NDA filings. The Company also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region, and depend on whether the milestone occurs before the filing of the first NDA filing for a product or after the first, second or third NDA filings, and which will be: one-third of the U.S. milestones paid upon a foreign equivalent of an investigational new drug application, or IND, and marketing approval for each product in the European Union or Japan; 10% of the U.S. milestones paid upon a foreign equivalent of  an IND and marketing approval for each product in China; 10% of the U.S. milestone paid upon marketing approval for each product in India and Brazil; and 1% of the U.S. milestone paid upon marketing approval for each product in all other countries. The Company also must pay Therabiome royalties on annual net sales of a product in the low to mid-single digit percentages plus, once annual net sales exceed two certain thresholds, a one-time cash payment upon reaching each threshold.

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Financial Statements

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

On February 26, 2010, a 2010 Note in the aggregate principal amount of $2,192,433 and related warrant were issued to PBS for the cancellation of certain debt, which is not included in the $3,425,000 of aggregate principal amount of 2010 Notes issued in the private placement. Including such converted debt, the total aggregate principal amount of 2010 Notes was $5,617,433. In connection with the Company’s IPO, these 2010 Notes converted into an aggregate of 1,421,834 shares of common stock. Upon conversion, these 2010 Notes were automatically cancelled.

Note 9 - Commitments and Contingencies:

Litigation:

 In June 2012, the Company announced that is product iferanserin (VEN 309), failed to meet its end point at the completion of its Phase III clinical trial.  In May 2013 two purported class action lawsuits alleging violations of the federal securities laws were filed in New York against the Company, two of its executive officers and the lead underwriter of its initial public offering.  The lawsuits include allegations that, during the class period between December 17, 2010 and June 25, 2012, the Company and its executive officers and underwriter made various statements related to the Company’s product, iferanserin (VEN 309), including but not limited to, the market for the product, the potential competitors, and the results of clinical trials, thereby inflating the price of our common stock. The complaints seek unspecified damages, interest, attorneys’ fees, and other costs.  On July 23, 2013, the Court consolidated the actions and appointed lead plaintiffs and lead counsel.  On September 16, 2013, lead plaintiffs filed a consolidated amended complaint.  On September 16, 2013, lead plaintiffs filed a consolidated amended complaint.  On November 22, 2013, the Company filed a motion to dismiss the consolidated amended complaint (the “Motion to Dismiss”). The Motion to Dismiss has been fully briefed and the Court has taken the Motion to Dismiss under submission. Due to the early stage of these proceedings, the Company is unable to predict the outcome or reasonably estimate a range of possible loss relating to these claims.

Note 10- Subsequent Event

On January 15, 2014, the Company entered into an employment agreement with its Chief Executive Officer and its Chief Financial Officer, with an effective date of December 22, 2013. Each agreement has a term of two years and will be automatically extended for additional one-year periods unless the Company notifies the officer at least 180 days prior to the then current expiration date that it intends to not extend the employment agreement. The employment agreements provide for a base salary of $475,000 per year for the Chief Executive Officer and $300,000 for the Chief Financial Officer, and an annual discretionary bonus of up to 50% of the officer’s base salary based on financial, clinical development and business milestones established by the Board of Directors.

In January 2014, the Company sold an aggregate of 462,364 shares of its common stock in its at-the-market common equity offering program, resulting in net proceeds of approximately $1,763,000 or $3.81 per share.

In February 2014, all 220,000 outstanding shares of the Company’s Series A non-voting convertible preferred stock converted into an aggregate of 2,200,000 shares of common stock.

