Form 10-Q
period 2014-03-31
VENTRUS BIOSCIENCES INC
filed 2014-05-14
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

As of May 12, 2014 there were 23,396,259 shares of registrant’s common stock outstanding.

Index

Page

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

Condensed Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	1

Condensed Statements of Operations (Unaudited) for the Three Months ended March 31, 2014 and 2013, and for the period October 7, 2005 (Inception) to March 31, 2014	2

Condensed Statement of Changes in Stockholders’ Equity (Unaudited) for the Three Months ended March 31, 2014	3

Condensed Statements of Cash Flows (Unaudited) for the Three Months ended March 31, 2014 and 2013, and for the period October 7, 2005 (Inception) to March 31, 2014	4-5

Notes to Unaudited Condensed Financial Statements	6-13

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-18

Item 4. Controls and Procedures	18

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 5. Other Information	19

Item 6. Exhibits	19

PART I – FINANCIAL INFORMATION

Item 1.     Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$23,636,722	$27,061,268
Other current assets	259,194	63,672
Total current assets	23,895,916	27,124,940

Computer equipment, net	8,425	7,102

Total assets	$23,904,341	$27,132,042

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,435,200	$2,614,619
Accrued expenses	27,249	23,435

Total current liabilities	1,462,449	2,638,054

Commitments
Stockholders’ equity:
Preferred stock, $.001 par value; 5,000,000 shares authorized; 0 and 220,000 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	-	220
Common stock, $.001 par value; 50,000,000 shares authorized; 23,396,259 and 20,733,895 issued and outstanding at March 31, 2014 and December 31, 2013, respectively	23,396	20,734
Additional paid-in capital	137,842,936	135,827,557
Common stock issuable, 125,000 shares at March 31, 2014 and December 31, 2013	368,750	368,750
Deficit accumulated during the development stage	(115,793,190)	(111,723,273)

Total stockholders’ equity	22,441,892	24,493,988

Total liabilities and stockholders’ equity	$23,904,341	$27,132,042

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from October 7, 2005 (Inception) to March 31, 2014
Operating expenses:
Research and development	$2,973,690	$2,609,103	$77,046,174
General and administrative	1,136,461	1,159,865	25,298,563

Loss from operations	(4,110,151)	(3,768,968)	(102,344,737)
Other income (expense)
Interest income	40,234	45,873	402,373
Interest expense:
Beneficial conversion feature	-	-	(6,001,496)
Amortization of debt discount and warrants	-	-	(2,865,758)
Interest expense	-	-	(4,983,572)
			(13,850,826)
Net loss	$(4,069,917)	$(3,723,095)	$(115,793,190)

Basic and diluted net loss per common share	$(0.18)	$(0.22)

Weighted average common shares outstanding - basic and diluted	22,094,700	17,055,572

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)

For the Three Months Ended March 31, 2014

	Stock
	Common Shares	Preferred Shares	Amount	Additional Paid-in Capital	Common Stock Issuable	Deficit Accumulated During the Development Stage	Total
Balance at January 1, 2014	20,733,895	220,000	$20,954	$135,827,557	368,750	($111,723,273)	$24,493,988

Proceeds from the sale of common stock at average price of $3.81 per share, net of offering costs	462,364	-	462	1,762,642	-	-	1,763,104
Stock-based compensation to employees and directors for the period from January 1, 2014 to March 31, 2014	-	-	-	253,813	-	-	253,813
Stock-based payments to consultants for the period from January 1, 2014 to March 31, 2014	-	-	-	904	-	-	904
Preferred stock 220,000 shares converted to 2,200,000 Common stock shares	2,200,000	(220,000)	1,980	(1,980)	-	-	-

Net loss for the period	-	-	-	-	-	(4,069,917)	(4,069,917)

Balance at March 31, 2014	23,396,259	-	$23,396	$137,842,936	$368,750	$(115,793,190)	$22,441,892

For changes in the Statement of Stockholders’ Equity from October 7, 2005 (inception) to December 31, 2013, refer to the Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014.

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from October 7, 2005 (Inception) to March 31, 2014

Cash flows from operating activities:
Net loss	$(4,069,917)	$(3,723,095)	$(115,793,190)

Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	253,813	268,016	10,702,524
Stock-based payments to consultants	904	16,574	4,367,321
Depreciation	1,266	1,267	43,106
Stock issued in connection with license agreement	-	-	414,825
Charge resulting from beneficial note conversion	-	-	6,001,496
Stock issued to vendor	-	-	5,000
Warrants issued in connection with related party note conversion	-	-	1,255,978
Amortization of deferred financing costs and debt discount	-	-	3,466,010
Non-cash research and development	-	-	1,087,876
Interest payable - notes	-	-	2,139,909
	-	-
Expenses paid on behalf of the Company satisfied through the issuance of notes	-	-	227,910
Interest payable - related parties	-	-	266,279

Changes in operating assets and liabilities:
Other current assets	(195,522)	(164,066)	(259,194)
Accounts payable and accrued expenses	(1,175,605)	(768,815)	1,274,912

Net cash used in operating activities	(5,185,061)	(4,370,119)	(84,799,238)

Cash flows from investing activities:
Purchase of office and computer equipment	(2,589)	-	(51,530)
Net cash used in investing activities	(2,589)	-	(51,530)
Cash flows from financing activities:
Net proceeds from sale of common and preferred stock	1,763,104	20,754,418	95,477,378
Proceeds from notes payable	-	-	11,522,380
Proceeds from notes payable to related parties	-	-	5,041,953
Payment for deferred financing costs	-	-	(1,431,603)

VENTRUS BIOSCIENCES, INC.

A Development Stage Company

CONDENSED STATEMENTS OF CASH FLOWS (continued)

	Three Months Ended March 31, 2014	Three Months Ended March 31, 2013	Period from October 7, 2005 (Inception) to March 31, 2014

Repayment of notes	-	-	(2,719,380)

Repayment of notes payable - related party	-	-	(1,573,000)

Proceeds from the exercise of warrants and options	-	-	2,169,762

Net cash provided by financing activities	1,763,104	20,754,418	108,487,490

Net increase (decrease) in cash and cash equivalents	(3,424,546)	16,384,299	23,636,722

Beginning of period	27,061,268	20,489,219	-

End of period	23,636,722	36,873,518	23,636,722

Supplemental schedule of non-cash financing activities:
Warrants issued to placement agent	$-	$-	$341,334
Warrants issued to investors in connection with convertible notes	$-	$-	$1,166,989
Debt discount on Paramount Credit Partners, LLC notes	$-	$-	$782,376
Related party notes and accrued interest converted to 2010 Senior convertible notes	$-	$-	$3,995,667
Debt discount on 2010 senior convertible notes	$-	$-	$1,468,254
Notes and accrued interest converted to common stock	$-	$-	$14,003,158

Supplemental disclosure - cash paid for interest	$-	$-	$685,397

See Notes to Condensed Financial Statements

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements

(March 31, 2014)

Note 1 - Organization, Business and Basis of Presentation:

Organization and business:

Ventrus BioSciences Inc. (“Ventrus” or the “Company”) is a development-stage specialty pharmaceutical company currently focused on the development of gastrointestinal products, including infections of the gastrointestinal system. Ventrus was incorporated in the State of Delaware on October 7, 2005 (date of inception) and commenced operations in April 2007.

The Company has in-licensed four product candidates, two of which it has been actively developing. The Company is developing VEN 307 for the relief of pain associated with anal fissures. The Company plans to develop VEN 310 as a colonic delivery mechanism for bacteria, complex proteins, viral antigens and small molecules. The Company also intends to in-license or acquire other development stage as well as pre-clinical compounds and biologics. The Company is not actively pursuing the development of VEN 308 at this time. In June 2012, the Company ceased all activity related to a former product candidate, VEN 309.

In February 2014 the Company announced the results of the clinical trial for VEN 307 (diltiazem 2% cream) demonstrated no significant improvement compared to a placebo.

Basis of presentation:

The accompanying condensed balance sheet as of December 31, 2013, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed financial statements, have been prepared in accordance with U.S. generally accepted accounting principles and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim condensed financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014. The operating results presented in these unaudited condensed financial statements are not necessarily indicative of the results that may be expected for any future periods.

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

Note 2 - Summary of Significant Accounting Policies:

Cash and Cash Equivalents:

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at March 31, 2014, exceed federally insured limits.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2014)

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

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2014)

Loss per common share:

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. The number of potentially dilutive securities (options, warrants, restricted stock units and preferred stock) excluded from the diluted loss per share calculation for the three-month periods ended March 31, 2014 and 2013 was 3,814,170 and 4,983,126, respectively.

Note 3 - Commitments:

Employment agreements:

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

Note 4 - Stockholders’ Equity:

Common Stock Transactions:

The Company filed a shelf registration statement with the Securities and Exchange Commission, which became effective on February 10, 2012, under which it may offer shares of its common stock and preferred stock, various series of debt securities and/or warrants to purchase any of such securities, either individually or in units, in one or more offerings, up to a total dollar amount of $100,000,000. As part of the shelf registration statement, the Company included a prospectus for an at-the-market common equity sales program for the sale of up to $20,000,000 of common stock. From May 2012 through December 2013, the Company sold an aggregate of 8,154,245 shares of common stock and 220,000 shares of Series A Non-Voting Preferred Stock, convertible into 2,200,000 shares of common stock, under the shelf, resulting in net proceeds of approximately $28,566,000. In January 2014, the Company sold an aggregate of 462,364 shares of common stock under the amended at-the-market common equity sales program, resulting in net proceeds of approximately $1,763,000. As of March 31, 2014, an aggregate of approximately $75,000,000 worth of securities was available under the shelf registration statement out of which approximately $15,000,000 of common stock was available for the at-the-market common equity sales program. However, pursuant to SEC rules, because the Company’s publicly held shares had a market value of less than $75,000,000 as of March 31, 2014, the Company is limited to selling under the shelf in any 12-month period an amount of securities equal to one-third of the market value of its publicly held shares, which, as of March 31, 2014, was approximately $9,900,000.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2014)

Preferred Stock Transactions:

The Series A non-voting convertible preferred shares have a liquidation preference of $0.001 per share and each share of Series A preferred stock is convertible into 10 common shares of the Company’s common stock at any time at the holder’s option. During February 2014, all 220,000 outstanding shares of Series A preferred stock converted into an aggregate of 2,200,000 shares of the Company’s common stock.

Common Stock Options and Warrants:

Warrants

In connection with the Company’s financings from 2007 to 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consultants.

A summary of the Company’s warrant activity and related information is as follows:

	Three Months Ended March 31, 2014

		Weighted Average
	Shares	Exercise Price
Outstanding at beginning of period	861,046	$7.77
Granted	-	$-
Exercised	-	$-
Expired	(104,867)	$6.60

Outstanding at end of period	756,179	$7.93
Warrants exercisable at end of period	756,179	$7.93

Common Stock

On April 5, 2013, the Company granted restricted stock units to four employees under the 2010 Plan for an aggregate of 500,000 shares of common stock. Of these units, 25% vested immediately at the grant date. The remaining 75% of the units will vest in equal 25% tranches if the 20 trading day volume-weighted average price of our common stock as reported on the NASDAQ Capital Market is at least $4.15, $5.15 and $6.15, respectively. The performance period for the unvested restricted stock units ends on June 30, 2016; if one or more of the stock price thresholds are not met by that date the unvested units will expire. Each employee elected to defer receipt of all shares issuable under the units, including the immediately vested shares, (these shares are shown as issuable at March 31, 2014) until the earliest of termination of employment, a change in control of Ventrus, or April 1, 2015. The restricted stock units were issued to employees and officers at a price equal to the market price of the Company’s stock at the date of grant. The Company estimated the fair value of the restricted stock units using the Monte Carlo valuation model with the following assumptions; volatility of 56.10% , risk free interest rate of 1.934%, and dividend rate of 0%. The total estimated fair value of the restricted stock units is approximately $1,135,000. Compensation costs for restricted stock award are being recognized on a straight-line basis over the performance period. The first 25% of restricted stock grant was immediately expensed.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2014)

A summary of the status of our unvested restricted stock units as of March 31, 2014 is as follows:

	Three Months Ended March 31, 2014

		Weighted Average
	Shares	Grant Date Fair Value Per Share
Restricted stock units unvested as of January 1, 2014	375,000	$2.04
Granted	-	$-
Shares vested and issuable	-	$-

Restricted stock units unvested as of March 31, 2014	375,000	$2.04

Stock Options

In January 2014, the Company granted options to purchase an aggregate of 608,500 shares under the 2010 Plan to the Chief Executive Officer and the Chief Financial Officer at an exercise price of $3.81 per share. The Company also granted options to purchase 5,000 shares to a consultant at a price of $3.76.

A summary of the Company’s option activity and related information is as follows:

	Three Months Ended March 31, 2014
	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at beginning of period	2,338,491	$5.87	$
Granted	613,500	$3.81	$
Exercised	-	$-	$
Forfeited	(269,000)	7.22
Outstanding at end of period	2,682,991	$5.26	$
Options exercisable at end of period	2,069,491	$5.69

The fair value of the options granted for the three-month period ended March 31, 2014, was based on the following assumptions:

2014
Risk-free interest rate	2.30%
Expected volatility	51.29%
Expected life of options	5 years
Expected dividend yield	0%

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2014)

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Calendar Years Ending December 31,	Future Stock Option Compensation Expense
2014 (April through December))	$706,326
2015	619,440
2016	542,500
2017	63,500

Total estimated future stock-based compensation expense – stock options	$1,931,766

The weighted average remaining contractual life of options outstanding at March 31, 2014 is approximately 7 years.

Stock-based compensation expensed to research and development expense for the three months ended March 31, 2014 and 2013 was $ (4,335) (including reversal of charges related to unvested options which were forfeited) and $143,919, respectively. Stock-based compensation expensed to general and administrative expense for the three months ended March 31, 2014 and 2013 was $259,052 and $140,671 respectively.

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

As compensation for S.L.A. Pharma’s participation in the management and the development of the Compound Technologies, Ventrus is required to make separate payments to S.L.A. Pharma equal to $41,500 per month for each of diltiazem and phenylephrine. Per the agreement, Ventrus’ obligation to make these monthly payments was to terminate upon a new drug application (“NDA”) filing. Pursuant to amendments to the license agreement, the Company, as of September 30, 2010, was no longer required to make the $41,500 monthly payments for phenylephrine. Management anticipates the $41,500 per month management fee for diltiazem will cease before the end of 2014.

VENTRUS BIOSCIENCES, INC.

(A Development Stage Company)

Notes to Condensed Financial Statements (continued)

(March 31, 2014)

Ventrus is also required to reimburse S.L.A. Pharma for clinical development costs associated with the technology development of both diltiazem and phenylephrine. Ventrus’ total payment obligation for the diltiazem project was limited to $4,200,000, and these payments were made from August 2007 through December 31, 2011. On June 6, 2011, Ventrus further amended the Exclusive License Agreement with S.L.A. Pharma. The amendment added additional services outside the scope of the agreement for which Ventrus was required to pay S.L.A. Pharma $400,000. The report generated by these services was provided by S.L.A. Pharma during the first quarter of 2013 and Ventrus made the payment in February 2013. S.L.A. Pharma has been paid an additional $600,000 in 2009 for services and there have been no other payments for the phenylephrine project. Management does not expect any services from S.L.A. Pharma for the phenylephrine project in the foreseeable future.

As of March 31, 2014, Ventrus’ does not expect to pay S.L.A. Pharma additional development costs.

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

(March 31, 2014)

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

On May 5, 2014, the Court entered an order granting the Motion to Dismiss and dismissed the class action with prejudice. Lead plaintiffs have until June 4, 2014 to file notice of an appeal.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2013, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014.  In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a development-stage specialty pharmaceutical company currently focused on the development of gastrointestinal products, including infections of the gastrointestinal system.

We have in-licensed all of our product candidates, two of which we have been developing. We believe we have completed development of VEN 307 and have scheduled a meeting with the U.S. Food and Drug Administration, or FDA, on June 19, 2014 to discuss the filing of a new drug application, or NDA, for VEN 307 for the relief of pain associated with anal fissures. We plan to develop VEN 310 as a colonic delivery mechanism for bacteria, complex proteins, viral antigens and small molecules. We also intend to in-license or acquire other development stage as well as pre-clinical compounds and biologics. We are not actively pursuing the development of VEN 308 at this time.

In February 2014 we announced that the results of the clinical trial for VEN 307 (diltiazem 2% cream) demonstrated no significant improvement compared to placebo.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop VEN 307 and VEN 310, and any other product candidate we may acquire. As of March 31, 2014, we had a deficit accumulated during the development stage of $115,793,190. Because we do not generate revenue from any of our product candidates, our losses will continue as we seek regulatory approval and commercialization of our product candidates. We do not anticipate FDA approval and launch of VEN 307 until at least the second half of 2015. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

We believe that our existing cash will be sufficient to fund our projected operating requirements through FDA approval of VEN 307 and into the second quarter of 2016. Thereafter, we will need revenue from commercial sales of VEN 307, if any, or additional capital to continue operations.

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

Critical Accounting Policies

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are more fully described in Note 2 to the December 31, 2013 audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013. The following accounting policies are critical to fully understanding and evaluating our financial results.

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

Conducting a significant amount of research and development is central to our business model. Since our inception on October 7, 2005 to March 31, 2014, we have incurred $77,046,174 in research and development expenses. Product candidates in later-stage clinical development generally have higher development costs than those in earlier stages of development, primarily due to the significantly increased size and duration of the clinical trials.

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

	3 Months ended 3/31/2014	3 Months ended 3/31/2013	Period from October 7, 2005 (inception) to March 31, 2014
VEN 307	$2,699,691	$2,465,184	$28,549,433
VEN 309	$-	$-	$43,187,867
VEN 310	$278,334	$-	$636,584
Other	$(4,335)	$143,919	$4,672,290

The process of conducting pre-clinical studies and clinical trials necessary to obtain FDA approval is costly and time consuming. The probability of success for each product candidate and clinical trial may be affected by a variety of factors, including, among others, the quality of the product candidate’s clinical data, regulatory conversations with FDA, manufacturing capabilities and commercial viability. As a result of the uncertainties discussed above, the uncertainty associated with clinical trial enrollments and the risks inherent in the development and regulatory process, we are unable to determine with certainty the duration and completion costs of current or future clinical stages of our product candidate or when, or to what extent, we will generate revenues from the commercialization and sale of our product candidate. Any estimate could change significantly depending on the progress, timing and results of non-clinical and clinical trials associated with any product candidate. We believe we currently have sufficient funds to meet our operating requirements and scheduled regulatory and development activities through FDA approval of VEN 307 and into the second quarter of 2016. Assuming such approval and launch, thereafter, if we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, or other arrangements, but we cannot assure such funding will be available on reasonable terms, or at all.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Results of Operations

Comparison of the Three Months Ended March 31, 2014 and March 31, 2013

Research and Development Expense

Research and development expense was $2,973,690 for the three months ended March 31, 2014, an increase of $364,587 or 0.14%, from $2,609,103 for the same period in 2013. The reason for the increase was a combination of items: an increase of chemistry, manufacturing and controls, or CMC, of $195,000, monitors for clinical sites of $141,871, clinical research organization cost of $725,728, clinical consulting cost of $64,914, and salaries for research and development of $133,733, all for VEN 307; and CMC for VEN 310 of $278,334. These increased expenses were offset by a decrease in option expense of $148,000, a decrease of $413,902 in milestone payments made to S.L.A. Pharma in 2013, of which there were none in 2014, and a decrease in clinical site cost of $609,000.

General and Administrative Expense

General and administrative, or G&A, expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the option expense associated with the grants of options to our employees, consultants and directors.

G&A expense was $1,136,461 for the three months ended March 31, 2014, a decrease of $23,404 or 0.02% from $1,159,865 for the three months ended March 31, 2013.

Interest Income and Expense

Interest income was $40,234 for the three months ended March 31, 2014 compared to $45,873 for the same period in 2013 due to lower cash balances..

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2013 principally with debt (which in connection with the initial public offering, all of the convertible notes, and accrued interest thereon, were converted into common stock) and equity financing, raising an aggregate of approximately $ 108.4 million in net proceeds from public offerings and private placements from inception to March 31, 2014.

Further, under a shelf registration statement filed with the Securities and Exchange Commission, or SEC, we raised approximately $1.8 million in net proceeds under our at-the-market equity sales program in January 2014. As of March 31, 2014, an aggregate of approximately $75,000,000 worth of securities was available under the shelf registration statement out of which approximately $15,000,000 of common stock was available for the at-the-market common equity sales program. However, pursuant to SEC rules, because our publicly held shares had a market value of less than $75,000,000 as of March 31, 2014, we are limited to selling under the shelf in any 12-month period an amount of securities equal to one-third of the market value of our publicly held shares, which, as of March 31, 2014, was approximately $9,900,000.

Net Cash Used in Operating Activities

Net cash used in operating activities was $5,185,061 for the three months ended March 31, 2014 and funded our research and development program and our general and administrative expenses.

Net Cash Used in Investing Activities

Net cash used in investing activities was $2,589 for the three months ended March 31, 2014.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,763,104 for the three months ended March 31, 2014, and was from the sale of shares of our common stock pursuant to the at-the-market common equity sales program.

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

Based on our cash position at March 31, 2014, and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements through the FDA approval of VEN 307 and into the second quarter of 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated clinical trials. We may need to raise additional funds to in-license or acquire any other product candidate.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the first quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On May 5, 2014, the Court entered an order granting the Motion to Dismiss and dismissed the class action with prejudice. Lead plaintiffs have until June 4, 2014 to file notice of an appeal.

Item 5.     Other Information

We intend to hold our 2014 Annual Meeting of Stockholders on July 9, 2014.

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

Ventrus Biosciences, Inc.

Date: May 14, 2014	By:	/s/ Russell H. Ellison
Russell H. Ellison
Chief Executive Officer

Date: May 14, 2014	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer