Form 10-Q
period 2014-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2014-11-17
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

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

As of November 10, 2014, there were 10,647,059 shares of registrant’s common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,932,627	$27,061,268
Other current assets	147,178	63,672
Total current assets	18,079,805	27,124,940

Computer equipment, net	34,084	7,102
Intangible assets	30,137,350	-
Goodwill	12,142,702	-
Total assets	$60,393,941	$27,132,042

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued expenses	$1,049,019	$2,638,054
Total current liabilities	1,049,019	2,638,054

Deferred tax liabilities	12,142,702	-
Total liabilities	13,191,721	2,638,054

Stockholders' deficit
Preferred stock, $0.001 par value; 5,000,000 shares authorized; Series A non-voting convertible preferred stock: 0 and 44,000 issued and outstanding at September 30, 2014 and December 31, 2013, respectively	-	44
Common stock, $0.001 par value; 50,000,000 shares authorized; 8,688,099 shares and 4,146,779 shares issued, and outstanding at September 30, 2014 and December 31, 2013, respectively	8,688	4,147
Additional paid-in capital	176,107,503	135,844,320
Common stock issuable, 25,000 shares at at September 30, 2014 and December 31, 2013	368,750	368,750
Accumulated deficit	(129,282,721)	(111,723,273)
Total stockholders' deficit	47,202,220	24,493,988
Total liabilities and stockholders' deficit	$60,393,941	$27,132,042

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating expenses:
Research and development	3,671,983	3,753,319	7,741,317	9,870,871
General and administrative	7,383,457	1,179,689	9,930,418	3,639,863
Total operating costs and expenses	11,055,440	4,933,008	17,671,735	13,510,734
Loss from operations	(11,055,440)	(4,933,008)	(17,671,735)	(13,510,734)

Other income
Interest income	35,182	51,266	112,287	154,009
Total other income	35,182	51,266	112,287	154,009
Net loss	$(11,020,258)	$(4,881,742)	$(17,559,448)	$(13,356,725)

Net loss per share, basic and diluted	$(1.33)	$(1.23)	$(3.02)	$(3.53)

Weighted average common shares outstanding, basic and diluted	8,277,355	3,978,905	5,814,316	3,780,343

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net loss	$(17,559,448)	$(13,356,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,894	4,375
Stock-based compensation	8,002,033	1,451,688
Issuance of warrants for services	679,447	-
Changes in assets and liabilities:
Other current assets	(43,360)	(75,196)
Accounts payable and accrued expenses	(2,463,148)	(427,798)
Net cash used in operating activities	(11,380,582)	(12,403,656)

Cash flows from investing activities
Purchase of fixed assets	(20,526)	(5,166)
Cash acquired in business combination	509,363	-
Net cash provided by (used in) investing activities	488,837	(5,166)

Cash flows from financing activities
Proceeds from issuance of common stock	1,763,104	24,142,513
Net cash provided by financing activities	1,763,104	24,142,513

Net (decrease) increase in cash	(9,128,641)	11,733,691
Cash at the beginning of the period	27,061,268	20,489,219
Cash at the end of the period	$17,932,627	$32,222,910

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended September 30,
	2014	2013
Supplemental disclosure of non-cash activities:
Assembly business combination
Other current assets	$(40,146)	$-
Equipment, net	(10,350)	-
Intangible assets	(30,137,350)	-
Goodwill	(12,142,702)	-
Accounts payable and accrued expenses	874,113	-
Common stock issued	29,064,148
Fair value of options assumed	758,948	-
Deferred tax liability	12,142,702	-
Cash acquired in business combination	$509,363	$-

Conversion of preferred stock to common stock	$440	$-

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

CONDENSED CONSOLDATED STATEMENTS OF CHANGE IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

For the nine months ended September 30, 2014

	Common Stock		Preferred Stock		Additional	Common Stock	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Issuable	Deficit	Equity
Balance as of December 31, 2013	4,146,779	$4,147	44,000	$44	$135,844,320	$368,750	$(111,723,273)	$24,493,988
Issuance of common stock for cash	92,472	92	-	-	1,763,012	-	-	1,763,104
Issuance of common stock for business combination	4,008,848	4,009	-	-	29,060,139			29,064,148
Conversion of preferred stock to common stock	440,000	440	(44,000)	(44)	(396)	-	-	-
Fair value of options assumed	-	-	-	-	758,948	-	-	758,948
Issuance of warrants for services	-	-	-	-	679,447			679,447
Stock-based compensation	-	-	-	-	8,002,033	-	-	8,002,033
Net loss	-	-	-	-	-	-	(17,559,448)	(17,559,448)
Balance as of September 30, 2014	8,688,099	$8,688	-	$-	$176,107,503	$368,750	$(129,282,721)	$47,202,220

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Overview and Basis of Presentation:

Assembly Biosciences, Inc. (“Assembly” or the “Company”) (formerly known as Ventrus Biosciences, Inc.) is a biopharmaceutical company committed to applying its scientific knowledge in the field of infectious diseases to transform lives by discovering treatments for patients with Hepatitis B virus (“HBV”) and clostridium difficile (“CDAD”).

On July 11, 2014, the Company’s wholly-owned subsidiary merged with and into Assembly Pharmaceuticals, Inc. (the “Assembly Merger”), with Assembly Pharmaceuticals, Inc. (“Assembly Pharmaceuticals”) as the surviving entity. In connection with the Assembly Merger, on July 11, 2014, the Company changed its name from Ventrus Biosciences, Inc. to Assembly Biosciences, Inc.

The target of Assembly’s lead program is a clinical cure for HBV. Assembly has discovered a series of new compounds, known as core protein allosteric modulators, or CpAMs, that are capable of targeting and altering certain key proteins of HBV. These core proteins are involved in several steps of the HBV lifecycle and are essential for HBV’s continued regeneration and survival. Modulation of these core proteins with Assembly’s CpAMs has demonstrated preclinical proof of principle: multiple cell models have shown that CpAMs can selectively reduce the production of viral antigens—viral proteins responsible for common symptoms related to HBV, as well as reduce viral load—infectious viral particles circulating in the bloodstream.

Assembly’s second lead program, VEN 310, is based on a novel coating and encapsulation technology that allows for targeted delivery of complex agents to select regions of the gastrointestinal (“GI”) tract. This delivery platform aims to deliver several types of beneficial specific bacteria to the GI tract. The technology builds upon experience reported in the literature of treating CDAD with fecal material transplant (“FMT”) and seeks a path for potentially curative therapy using a targeted and specific microbiome therapy in an oral capsule.

The Company’s condensed consolidated financial statements include the Company’s accounts and the accounts of the Company’s wholly-owned subsidiary, Assembly Pharmaceuticals, from the date of Assembly Merger. All intercompany transactions have been eliminated in consolidation. The condensed consolidated interim financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

The accompanying condensed balance sheet as of December 31, 2013, which has been derived from the Company’s audited financial statements, and the unaudited interim condensed consolidated financial statements, have been prepared in accordance with GAAP and the rules and regulations of the Securities and Exchange Commission (“SEC”) related to a quarterly report on Form 10-Q. Certain information and note disclosures normally included in annual financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The unaudited interim consolidated financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the results for the periods presented. All such adjustments are of a normal and recurring nature. These unaudited condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 filed on March 31, 2014. The operating results presented in these unaudited condensed consolidated financial statements are not necessarily indicative of the results that may be expected for any future periods.

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements:

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in-process research and development ("IPR&D") programs acquired in the Assembly Merger, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite- lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite- lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on December 31. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value

Business Combinations

The Assembly Merger was made at a price above the fair value of the assets acquired and liabilities assumed including deferred tax liability, resulting in goodwill, based on the Company’s expectations of synergies and other benefits of combining the acquired business. These synergies and benefits include elimination of redundant functions and staffing and use of the Company’s existing infrastructure to expand development of the product candidates of the acquired business in a cost efficient manner.

Significant judgment is required in estimating the fair value of intangible assets and in assigning their respective useful lives. The fair value estimates are based on available historical information and on future expectations and assumptions deemed reasonable by management, but which are inherently uncertain.

Net assets acquired are recorded at their fair value and are subject to adjustment upon finalization of the fair value analysis. The Company is not aware of any information that indicates the final fair value analysis will differ materially from the preliminary estimates.

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

In June 2014, the FASB issued ASU 2014-10, Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. A public entity is required to apply the amendments for annual reporting periods beginning after December 15, 2014, and interim periods therein. An entity should apply the amendments retrospectively for all comparative periods presented. Early adoption is permitted. The guidance was adopted by the Company in the second quarter of 2014. Adoption of this standard did not have a material impact on the Company’s financial position, statement of operations, or statement of cash flows.

In June 2014, the FASB issued ASU 2014-12, Compensation—Stock Compensation (Topic 718). The ASU clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. The Company is currently in the process of evaluating the impact of the guidance on its financial position, results of operation, and cash flows.

The FASB has issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

Accounting standards that have been issued by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption. There have been no other material changes to the significant accounting policies previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2013.

Note 3 – Assembly Pharmaceuticals, Inc. Transaction:

On July 11, 2014, the Company completed the Assembly Merger, whereby Assembly Pharmaceuticals became the Company’s wholly-owned subsidiary. Pursuant to the terms of the Assembly Merger, the shares of Assembly Pharmaceuticals were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Assembly Merger, the options to purchase shares of Assembly Pharmaceuticals were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock.

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The preliminary allocation of the purchase price to the Assembly balance sheet is shown below:

Cash and cash equivalents	$509,363
Other current assets	40,146
Equipment	10,350
Intangible assets	30,137,350
Goodwill	12,142,702
Total assets	42,839,911

Accrued expenses	874,113
Deferred tax liability	12,142,702
Total liabilities	13,016,815
Net assets acquired	$29,823,096

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed including the related deferred tax liability.

On the acquisition date, the fair value of net assets acquired was $17,680,148. The fair value of stock issued to the Assembly Pharmaceuticals shareholders as part of the consideration of $29,064,148 was based on reference to quoted market values of the Company’s common stock as of the date of acquisition. The options assumed in the Assembly Merger were valued at approximately $758,948 using the Black-Scholes model. The fair value of the options was recorded as a component of stockholders’ equity. The fair value of the options was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.66% - 2.15%, volatility – 97.33% - 102.80%, expected term – 5 - 6.10 years, expected dividends– N/A.

The fair value of the net assets acquired in the Assembly Merger is preliminary and is subject to change over the upcoming periods.

Note 4 - Goodwill:

In July 2014, the Company completed its acquisition of Assembly Pharmaceuticals (Note 3). The fair value of consideration paid, common stock and assumed options, totaled $29,823,096, which net of amounts allocated to assets and liabilities acquired at fair value, resulted in a preliminary allocation to goodwill of $12,142,702. The Company only has one operating segment.

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not deductible for income tax purposes since the tax basis is $0. The Company will perform its annual impairment test of the carrying value of the Company’s goodwill each year on December 31.

No goodwill existed as of December 31, 2013. The change in the net book value of goodwill from December 31, 2013 to September 30, 2014 is shown in the table below:

As of December 31, 2013	$-
Acquisitions	12,142,702
As of September 30, 2014	$12,142,702

Note 5 – Intangible assets, net:

In July 2014, the Company completed its acquisition of Assembly Pharmaceuticals (Notes 1, 3). The Company acquired certain indefinite lived intangible assets related to Assembly Pharmaceuticals’ technology.

No intangible assets existed as of December 31, 2013. The change in intangible assets from December 31, 2013 to September 30, 2014 is shown in the table below:

As of December 31, 2013	$-
Acquisitions - IPR&D	30,137,350
As of September 30, 2014	$30,137,350

Note 6 - Stockholders’ Equity:

Reverse Stock Split:

The Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2014. All share and per share amounts in the condensed consolidated interim financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Assembly Merger:

On July 11, 2014, the Company completed the Assembly Merger, whereby Assembly Pharmaceuticals became the Company’s wholly-owned subsidiary. Pursuant to the terms of the Assembly Merger, the shares of Assembly Pharmaceuticals, common stock issued and outstanding were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Assembly Merger, the options to purchase shares of Assembly Pharmaceuticals, common stock issued and outstanding immediately prior to the Assembly Merger were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock. The fully vested assumed options in the Assembly Merger were valued at $758,948 using the Black-Scholes model. The fair value of the options was recorded as a component of stockholders’ equity. The fair value of the options was determined using the Black-Scholes model with the following assumptions: risk free interest rate – 1.66% - 2.15%, volatility – 97.33% - 102.8%, expected term 5 - 6.1 years, expected dividends– N/A.

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Shelf Registration Statement:

On February 10, 2012, the Company’s shelf registration statement was declared effective by the SEC. From May 2012 through December 2013, the Company sold an aggregate of 1,630,849 shares of common stock and 44,000 shares of Series A Non-Voting Preferred Stock, convertible into 440,000 shares of common stock, under the shelf, resulting in net proceeds of approximately $28,566,000. In January 2014, the Company sold an aggregate of 92,472 shares of common stock under the amended at-the-market common equity sales program, resulting in net proceeds of approximately $1,763,000. In October 2014, the Company sold an aggregate of 1,959,000 shares of common stock under the shelf, resulting in net proceeds of approximately $14,900,000 (see Note 10). The Company does not anticipate selling any more shares under this shelf registration statement.

Options, Warrants and Restricted Stock Units:

Options

The Company has two equity incentive plans available for the granting of equity awards. In July 2010, the stockholders approved the 2010 Stock Plan, under which, as of September 30, 2014, there were outstanding options for an aggregate of 18,000 shares of common stock and an aggregate of 726,792 shares available for grant. In July 2014, the stockholders approved the 2014 Stock Incentive Plan, under which, as of September 30, 2014, there were options for an aggregate of 2,560,000 shares of common stock outstanding and no shares available for grant.

Through July 10, 2014, an aggregate of 57,953 options were forfeited and on July 10, 2014, all of the Company’s directors and employees forfeited an additional aggregate of 514,445 options. Through July 10, 2014 an aggregate of 122,700 options to acquire the Company’s Common Stock was granted to employees. Also on July 10, 2014, Company’s stockholders approved the 2014 Stock Incentive Plan, under which an aggregate of 2,560,000 shares of the Company’s common stock is reserved for the issuance of equity awards to employees, directors and consultants of the Company and its subsidiaries. The Company granted all of these options to various employees and directors with an exercise price of $7.20 and which vest one third on the date of grant, one third on the first anniversary of the option grant date and one third on the second anniversary of the option grant date. The cancellation and reissuance of these stock options was treated as a modification and, accordingly, total stock-based compensation expense related to these awards increased $15,003,740, which will be recognized over the new vesting period. The options assumed on the Assembly Merger are outside the Company’s stock option plans. Option expense this quarter relating to options granted on July 11, 2014 was $6,752,089.

A summary of the Company’s option activity and related information is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value as at September 30, 2014
Outstanding as of December 31, 2013	467,698	$29.35	$-
Assumed	621,651	2.22	3,711,256
Granted	2,682,700	7.74	2,534,400
Forfeited	(572,398)	27.22	-
Outstanding as of September 30, 2014	3,199,651	$6.27	$6,245,656
Options vested and exercisable	1,048,087	$6.42	$1,891,627

The fair value of the options granted for the nine-month period ended September 30, 2014, was based on the following assumptions:

For the Nine Months ended
September 30, 2014
Exercise price	$2.22 - $15.75
Expected stock price volatility	97.3% - 105.0%
Risk-free rate of interest	1.66% - 2.57%
Term (years)	4.9 - 10.0

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Three months ended 2014	$2,371,612
2015	6,040,120
2016	1,595,568
Total	$10,007,300

The weighted average remaining contractual life of options outstanding at September 30, 2014 is approximately 9.7 years. Stock-based compensation expensed to research and development expense for the three and nine months ended September 30, 2014 and 2013 was $1,926,473 and $2,000,449 (including reversal of charges related to unvested options which were forfeited and for which new options were not issued) and $152,726 and $500,830, respectively. Stock-based compensation expensed to general and administrative expense for the three and nine months ended September 30, 2014 and 2013 was $5,508,048 and $6,001,584 and $297,197 and $950,858, respectively.

Warrants

In connection with the Company’s financings from 2007 to 2010, the Company issued warrants to investors and/or placement agents to purchase shares of common stock as well as certain consultants. In connection with the Assembly Merger, the Company issued warrants to purchase up to 120,265 shares of its common stock to its financial advisor for the Assembly Merger. The warrants were valued at $679,447 and expensed during the quarter ended September 30, 2014.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2013	172,209	$38.85
Issued	120,265	5.13
Expired	(20,973)	33.00
Outstanding as of September 30, 2014	271,501	$24.37
Exercisable as of September 30, 2014	271,501	$24.37

Restricted Stock Units

On April 5, 2013, the Company granted restricted stock units to four employees under the 2010 Plan for an aggregate of 100,000 shares of common stock. Of these units, 25% vested immediately at the grant date and was expensed. The remaining 75% of the units were forfeited on July 10, 2014 and the holders received options (see options above).

A summary of the status of our restricted stock units as of September 30, 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding as of December 31, 2013	75,000	$10.20
Forfeited	(75,000)	10.20
Outstanding as of September 30, 2014	-	$-

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 - License Agreements:

HBV Research Agreement with Indiana University

The Company, through its wholly-owned subsidiary, Assembly Pharmaceuticals, is party to a license agreement with Indiana University Research and Technology Corporation (“IURTC”) from whom it has licensed the Company’s HBV therapy. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to the HBV therapy. The total amount of all potential future milestone payments at September 30, 2014 is $825,000. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology, which increase if the Company sublicenses its rights to a non-affiliate third party. The Company is also obligated to pay diligence maintenance fees (starting at $25,000 in 2014 and rising to $100,000 in the year following first commercial sale of licensed product) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year.

Microbiome Targeted Colonic Delivery Platform

On November 8, 2013, Assembly entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release platform technology. Under the agreement, Therabiome granted to Assembly the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins and small molecules by oral delivery in (i) gastro- intestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property. Assembly will be solely responsible for all research and development activities with respect to any product it develops under the license.

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

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Therabiome must pay Assembly royalties on annual net sales of any product it develops, using the intellectual property, in the low double to mid-double digit percentages, depending on the level of development or involvement Assembly had in the product.

Diltiazem (VEN 307) and Phenylepherine (VEN 308)

At September 30, 2014, the Company had an exclusive royalty-bearing license agreement with S.L.A. Pharma, AG (“S.L.A. Pharma”) to sell, make and use diltiazem (VEN 307) for treatment, through topical administration, of anal fissures and phenylepherine (VEN 308) for treatment, through topical administration, of fecal incontinence (referred to collectively as the “Compound Technologies”) in the United States, Canada and Mexico. In the event that the Compound Technologies were commercialized, Assembly was obligated to pay to S.L.A. Pharma annual royalties, based upon net sales of the products. In addition, Assembly was required to make payments to S.L.A. Pharma up to an aggregate amount of $20 million upon the achievement of various milestones related to regulatory events.

On July 24, 2014, the Company notified S.L.A. Pharma that it was terminating the license agreement. The termination was effective on October 22, 2014. There were no early termination penalties as a result of the termination and the Company has no continuing obligation to make payment to S.L.A. Pharma under the agreement. The Company terminated the agreement to focus on the development of its potentially curative programs for HBV, which program was acquired on July 11, 2014 in the merger with Assembly Pharmaceuticals, Inc., and CDAD, which was licensed in November 2013 from Therabiome, LLC.

Note 8 - Commitments:

Employment Agreements:

On January 15, 2014, the Company entered into an employment agreement with its Chief Executive Officer and its Chief Financial Officer, with an effective date of December 22, 2013. Each agreement has a term of two years and will be automatically extended for additional one-year periods unless the Company notifies the officer at least 180 days prior to the then current expiration date that it intends to not extend the employment agreement. The employment agreements provide for a base salary of $475,000 per year for the Chief Executive Officer and $300,000 for the Chief Financial Officer, and an annual discretionary bonus of up to 50% of the officer’s base salary based on financial, clinical development and business milestones established by the Board of Directors. In connection with the Assembly Merger, the Company amended the Chief Executive Officer’s employment agreement. Pursuant to the amendment, the Chief Executive Officer will continue to serve as the Company’s Chief Executive Officer. However, after the Assembly Merger, at any time the Company’s Board may appoint the Company’s President and Chief Operating Officer as Chief Executive Officer. In such event, the Chief Executive Officer will become the Executive Chair, and his employment as Chief Executive Officer will end.

In connection with the Assembly Merger, effective July 11, 2014, the Company entered into employment agreements with its President and Chief Operating Officer, its Chief Medical Officer, and it’s Chief Scientific Officer. The President’s employment agreement has a term of two years and will be automatically extended for additional one-year periods unless the Company notifies the President at least 180 days prior to the then current expiration date that it intends to not extend the employment agreement. The other two employment agreements provide for at-will employment, subject to payment of severance benefits depending on the circumstances of termination. The employment agreements provide for a base salary of $350,000 per year for the President, $290,000 per year for the Chief Medical Officer and $315,000 per year for the Chief Scientific Officer. Each employee is also eligible for an annual discretionary bonus based on achievement of financial, clinical development and business milestones established by the Board of Directors, with the President eligible for a bonus of up to 50% of his base salary, and the Chief Medical Officer and the Chief Scientific Officer eligible for a bonus of up to 30% of their respective base salaries. The President and the Chief Medical Officer will also be eligible for a retention bonus payable after three months of employment in the amount of $150,000 and $100,000, respectively.

ASSEMBLY BIOSCIENCES, INC.

(formerly Ventrus Biosciences, Inc.)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 - Legal Proceedings:

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

On May 5, 2014, the Court granted the Motion to Dismiss and dismissed the class action with prejudice.

On May 19, 2014, lead plaintiffs filed a Motion for Reconsideration of the Court’s order dismissing the class action with prejudice (the “Motion for Reconsideration”). On July 2, 2014, the Court entered an order denying the Motion for Reconsideration. Lead plaintiffs had until August 2, 2014 to file notice of an appeal, but no appeal was filed.

Note 10 – Subsequent Events:

On October 6, 2014, the Company sold to various institutional investors an aggregate of 1,959,000 shares of common stock in a registered direct offering. The purchase price paid by the investors was $8.04 per share and an aggregate of approximately $14,900,000 in net proceeds were received. In connection with the offering, the Company entered into a placement agent agreement with William Blair & Company, L.L.C., who acted as sole placement agent in the offering, and pursuant to which the Company paid a placement agent fee equal to 5.0% of the gross proceeds of the offering.

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

Overview

We are a biopharmaceutical company committed to applying our scientific knowledge in the field of infectious diseases to transform lives by discovering treatments for patients with Hepatitis B virus, or HBV, and clostridium difficile, or CDAD. On July 11, 2014, we merged with Assembly Pharmaceuticals Inc. (the “Assembly Merger”). In connection with the Assembly Merger, on July 11, 2014, we changed our name from Ventrus Biosciences, Inc. to Assembly Biosciences, Inc.

The target of our lead program is a clinical cure for HBV. Assembly Pharmaceuticals, Inc. has discovered a series of new compounds, known as core protein allosteric modulators, or CpAMs, that are capable of targeting and altering certain key proteins of HBV. These core proteins are involved in several steps of the HBV lifecycle and are essential for HBV’s continued regeneration and survival. Modulation of these core proteins with Assembly’s CpAMs has demonstrated preclinical proof of principle: multiple cell models have shown that CpAMs can selectively reduce the production of viral antigens—viral proteins responsible for common symptoms related to HBV—as well as reduce viral load—infectious viral particles circulating in the bloodstream.

Our second lead program, VEN 310, is based on a novel coating and encapsulation technology that allows for targeted delivery of complex agents to select regions of the gastrointestinal, or GI, tract. This delivery platform aims to deliver several types of beneficial specific bacteria to the gastrointestinal, or GI, tract. The technology builds upon experience reported in the literature of treating CDAD with fecal material transplant, or FMT, and seeks a path for potentially curative therapy using a targeted and specific microbiome therapy in an oral capsule.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of September 30, 2014, we had an accumulated deficit of $129,282,721. Because we do not generate revenue from any of our product candidates, our losses will continue as we seek regulatory approval and commercialization of our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2014 and September 30, 2013

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was $1,745,510 for the three months ended September 30, 2014, a decrease of $1,855,083 or 51.52%, from $3,600,593 for the same period in 2013. The reason for the decrease was due to the clinical trial for VEN 307 ending, offset by $1,073,576 in research expenses for our HBV program.

Stock-based compensation was $1,926,473 for the three months ended September 30, 2014, an increase of $1,773,747 or 1,161.39%, from $152,726 for the same period in 2013. The increase in compensation expense is primarily due to the granting of, and immediate vesting of a portion of stock options in July 2014.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock based compensation expense associated with the grants of options to our employees, consultants and directors.

General and administrative expense, excluding stock-based compensation expense, was $1,875,408 for the three months ended September 30, 2014, an increase of $992,916 or 112.51% from $882,492 for the three months ended September 30, 2013. The reason for the increase was mostly due to legal, accounting and other expenses for the merger with Assembly Pharmaceuticals.

Stock-based compensation expense was $5,508,049 for the three months ended September 30, 2014, an increase of $5,210,852 or 1,753.33%, from $297,197 for the same period in 2013. The increase in compensation expense is primarily due to the granting of, and immediate vesting of a portion of stock options in July 2014.

Interest Income and Expense

Interest income was $35,182 for the three months ended September 30, 2014 compared to $51,266 for the same period in 2013 due to lower cash balances.

Comparison of the Nine Months Ended September 30, 2014 and September 30, 2013

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was $5,740,868 for the nine months ended September 30, 2014, a decrease of $3,629,173 or 38.73%, from $9,370,041 for the same period in 2013. The reason for the decrease was a combination of the VEN 307 trial ending offset by $1,073,576 in research expenses for our HBV program.

Stock-based compensation was $2,000,449 for the nine months ended September 30, 2014, an increase of $1,499,619 or 299.43%, from $500,830 for the same period in 2013. The increase in compensation expense is primarily due to the granting of, and immediate vesting of a portion of, stock options in July 2014.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was $3,928,833 for the nine months ended September 30, 2014, an increase of $1,239,828 or 46.11% from $2,689,005 for the nine months ended September 30, 2013. The reason for the increase was mostly due to legal, accounting and other expenses for the merger with Assembly Pharmaceuticals.

Stock-based compensation expense was $6,001,585 for the nine months ended September 30, 2014, an increase of $5,050,727 or 531.18%, from $950,858 for the same period in 2013. The increase in compensation expense is primarily due to the granting of, and immediate vesting of a portion of stock options in July 2014.

Interest Income and Expense

Interest income was $112,287 for the nine months ended September 30, 2014 compared to $154,009 for the same period in 2013, due to lower cash balances.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2014, principally with convertible debt and equity financing, raising an aggregate of approximately $108.5 million in net proceeds from public offerings and private placements from inception to September 30, 2014.

Further, under a shelf registration statement filed with the Securities and Exchange Commission, or SEC, we raised approximately $1.8 million in net proceeds under our at-the-market equity sales program in January 2014. In October 2014, we sold an aggregate of 1,959,000 shares of common stock under the shelf, resulting in net proceeds of approximately $14,900,000. We do not anticipate selling any more shares under this shelf registration statement.

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,380,582 for the nine months ended September 30, 2014 and funded our research and development program and our general and administrative expenses.

Net Cash Used in Investing Activities

Net cash provided by investing activities was $488,837 for the nine months ended September 30, 2014 principally cash acquired in the Assembly Merger.

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $1,763,104 for the nine months ended September 30, 2014, and was from the sale of shares of our common stock pursuant to the at-the-market common equity sales program.

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

Based on our cash position at September 30, 2014, (and after giving effect to approximately $14,900,000 in net proceeds raised in our October 2014 common stock financing), and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements into the second quarter of 2016. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical and clinical activities. We will need to raise additional funds to continue and finalize the development of our product candidates.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the third quarter of 2014 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Except as set forth below, there have been no material changes to the discussion of risk factors included in our most recent Annual Report on Form 10-K and our most recent quarterly report on Form 10-Q.

We are dependent on a license relationship for each of our HBV therapy and VEN 310.

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The total amount of all potential future milestone payments at June 30, 2014 is $825,000. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology, which increase if we sublicense our rights to a non-affiliate third party. We are also obligated to pay diligence maintenance fees (starting at $25,000 in 2014 and rising to $100,000 in the year following first commercial sale of licensed product) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC, from whom we have licensed VEN 310, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to VEN 310. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

We depend on our collaboration with Adam Zlotnick, the scientific founder of our HBV therapy. If that collaboration is not maintained, we may not be able to capitalize on the market potential of our HBV therapy.

Dr. Adam Zlotnick is the founder of our HBV therapy. We have entered into a three-year consulting agreement with Dr. Zlotnick pursuant to which he serves as the Chairman of our Scientific Advisory Board and provides consulting services as we request. Dr. Zlotnick could refuse to extend the agreement after its three-year term expires or we could terminate the consulting agreement for cause or no cause. Although Dr. Zlotnick assigned to us any rights to intellectual property related to our HBV therapy that arise during the term of the consulting agreement, and while the consulting agreement contains a non-compete during the term of the agreement, the loss of Dr. Zlotnick’s services could materially impair our ability to further the development of our HBV therapy.

Unforeseen safety issues could hinder the development of our product candidates and their adoption, if approved.

Safety issues could arise during development of our product candidates, which might delay testing or prevent further development entirely. We have not yet tested our HBV therapy or VEN 310 and safety issues could arise during that planned testing or testing of any other product candidates. If a product is approved, any limitation on use that might be necessary could hinder its adoption in the marketplace. In addition, if any product is approved, it could be used against any instructions that we publish that limit its use, which could subject us to litigation.

We lack suitable facilities for certain preclinical and clinical testing and expect to rely on third parties to conduct some of our research and preclinical testing and our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such research, testing or trials.

We do not have sufficient facilities to conduct all of our anticipated preclinical and clinical testing. As a result, we expect to contract with third parties to conduct most or all preclinical and clinical testing required for regulatory approval for our product candidates. We currently plan to outsource all clinical testing to third parties and are reliant on the services of these third parties to conduct studies on our behalf. If we are unable to continue with or retain third parties for these purposes on acceptable terms, we may be unable to successfully develop our product candidates. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our product candidates for regulatory approval, which would impair our financial condition and business prospects.

Our reliance on these third parties for research and development activities also reduces our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific requirements and standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical, nonclinical and preclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, preclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. As a result, our results of operations and business prospects would be harmed, our costs could increase and our ability to generate revenues could be delayed.

Developments by competitors might render our product candidates or technologies obsolete or non-competitive.

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV and CDAD is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, CDAD or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other significant personnel or experience increases in our compensation costs, our business might materially suffer.

We are highly dependent on the services of our Chairman and Chief Executive Officer, Dr. Russell H. Ellison, our President and Chief Operating Officer, Derek Small, our Chief Medical Officer and Vice President of Research and Development, Dr. Uri Lopatin, our Chief Scientific Officer, Dr. Lee D. Arnold, and our Chief Financial Officer, David J. Barrett. Our employment agreements with Dr. Ellison, Mr. Small, Dr. Lopatin, Dr. Arnold and Mr. Barrett do not ensure their retention. This is also true for our other management team members, both present and future.

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

We include a non-compete provision in any employment agreement we enter into with an employee, including those for Messrs. Small and Barrett and Drs. Ellison and Arnold, that runs during the term of the agreement and for a period of time after termination, depending on the individual.

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

At October 31, 2014, we had 18 employees, 10 consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, government regulation, formulation and manufacturing and sales and marketing to commercialize our HBV therapy and VEN 310 or any other product we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Our business depends on protecting our intellectual property.

If we and our licensors IURTC and Therabiome do not obtain protection for our respective intellectual property rights, our competitors might be able to take advantage of our research and development efforts to develop competing drugs. Our success, competitive position and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and medicines that are important to our business. To date, although our licensors have filed patent applications, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary medicines and technologies. The patent prosecution process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent process also is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

•	Any patent rights, if obtained, might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;
•	Our competitors, many of which have substantially greater resources than we do and many of which might make significant investments in competing technologies, might seek, or might already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the U.S. or in international markets;
•	As a matter of public policy regarding worldwide health concerns, there might be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the U.S. for disease treatments that prove successful; and
•	Countries other than the U.S. might have patent laws that provide less protection than those governing U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

Patent and other intellectual property protection is crucial to the success of our business and prospects, and there is a substantial risk that such protections, if obtained, will prove inadequate. Our business and prospects will be harmed if we fail to obtain these protections or they prove insufficient.

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

We rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality, invention, and non-disclosure agreements with our employees, scientific advisors, consultants, collaborators, suppliers, and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by our competitors. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

Item 6. Exhibits

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit Number	Filed Herewith
10.29*	Exclusive License Agreement with Indiana University Research and Technology Corporation				X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101	Financials in XBRL format.				X

*Confidential treatment has been requested with respect to portions of this exhibit. Those portions have been omitted and filed separately with the SEC.

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: November 17, 2014	By:	/s/ Russell H. Ellison
Russell H. Ellison
Chief Executive Officer

Date: November 17, 2014	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer

