Form 10-K/A
period 2014-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2015-03-16
CIK 1426800

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Assembly Biosciences, Inc. is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on March 12, 2015 (the “Original Filing”), to make the following corrections:

1.	This Amendment No. 1 corrects the amount of stock-based compensation for the year ended December 31, 2014 set forth in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Comparison of the Years Ended December 31, 2014 and December 31, 2013—Research and Development Expense,” from $2,020.000 to $2,020,000.

2.	This Amendment No. 1 corrects the research and development expenses for the year ended December 31, 2013 (set forth under Operating Expenses) set forth in the Consolidated Statements of Operations contained in the audited financial statements referenced in “Item 8. Financial Statements and Supplementary Data,” and appended to this Amendment from $4,575,701 to $15,029,078, and corrects the general and administrative expenses for the year ended December 31, 2013 (set forth under Operating Expenses) set forth in the Consolidated Statements of Operations contained in the audited financial statements referenced in “Item 8. Financial Statements and Supplementary Data,” from $15,029,078 to $4,575,701.

In addition to the corrections above, this Amendment No 1 also restates “Item 15. Exhibits, Financial Statement Schedules” to include a currently dated consent of EisnerAmper LLP, independent registered public accounting firm, which is attached as Exhibit 23.1 to this Amendment No. 1, and currently dated certifications pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002, which are attached as Exhibits 31.1, 31.2, 32.1 and 32.2 to this Amendment No. 1.

Except as set forth above, the Original Filing has not been amended, updated or otherwise modified, and does not reflect events occurring after March 12, 2015, the date of the Original Filing, or modify or update those disclosures that may have been affected by subsequent events.

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

PART II

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

Comparison of the Years Ended December 31, 2014 and December 31, 2013

Research and Development Expense

Research and development expense was $10,716,737 for the year ended December 2014, a decrease of $4,312,341 or 28.7% from $15,029,078 for the same period in 2013. The reason for the net decrease in research and development expenses is due to the winding down of our Diltiazem program which resulted in a $9,987,000 reduction of costs in 2014, offset by increases in expenses related to the Microbiome program of approximately $1,560,000, increases in expenses related to the HBV program of approximately $2,536,000 and additional stock-based compensation of $2,020,000 due to new options granted to all employees.

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

PART III

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
1.3	Controlled Equity Offering Sales Agreement, dated January 30, 2012 between Ventrus Biosciences, Inc. and Cantor Fitzgerald & Co.	S-3	01/31/2012	1.2
1.4	Underwriting Agreement, dated January 30, 2013, by and Ventrus Biosciences, Inc. and William Blair & Company, LLC.	8-K	01/30/2013	1.5
1.5	Underwriting Agreement, dated January 30, 2013, by and Ventrus Biosciences, Inc. and William Blair & Company, LLC.	8-K	01/30/2013	1.6
1.6	Amendment No. 1, dated September 13, 2013, to Sales Agreement, dated January 20, 2012, between Ventrus Biosciences, Inc. and Cantor Fitzgerald & Co.	8-K	09/13/2013	1.7
3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010.	S-1/A	11/16/2010	3.1
3.2	Amended and Restated Bylaws dated July 12, 2010.	S-1	07/20/2010	3.2
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Ventrus Biosciences, Inc. filed on January 30, 2013.	8-K	01/30/2013	4.14
4.1	Specimen of Common Stock Certificate.	S-1/A	10/29/2010	4.1
4.2	Form of Warrant issued to investors between June and September 2008.	S-1	07/20/2010	4.3
4.5	Warrants issued to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2009.	S-1/A	10/04/2010	4.5
4.8	Form of Warrant issued to investors in February and March, 2010.	S-1/A	10/04/2010	4.8
4.9	Form of Warrant issued to investors in May 2010.	S-1/A	10/04/2010	4.9
4.10	Form of Placement Agent Warrant issued to Paramount BioCapital, Inc. on March 11, 2008.	S-1	07/20/2010	4.10

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
4.11	Placement Agent Warrants issued to National Securities Corporation on February 26, March 31 and May 6, 2010, as amended October 28, 2010 and November 30, 2010.	S-1/A	12/06/2010	4.11
4.12	Warrant issued to S.L.A. Pharma AG on August 30, 2010.	S-1/A	10/04/2010	4.12
4.13	Form of underwriters warrant dated December 22, 2010.	S-1/A	12/06/2010	4.13
10.1*	Exclusive License Agreement dated March 23, 2007 by and between S.L.A. Pharma AG and Paramount Biosciences, LLC, as amended on July 24, 2008, November 20, 2008, June 1, 2009, December 18, 2009 and June 24, 2010 and letter agreements dated October 27, 2008, November 20, 2008 and January 22, 2009.	S-1/A	11/16/2010	10.1
10.2	Assignment and Assumption Agreement dated August 2, 2007, by and between Paramount Biosciences LLC and Ventrus Biosciences, Inc.	S-1	07/20/2010	10.2
10.5	Amended and Restated Employment Agreement dated July 19, 2010 by and between Russell H. Ellison and Ventrus Biosciences, Inc.	8-K	07/20/2010	10.5
10.10	Amendment No. 6, dated August 30, 2010, to Exclusive License Agreement by and between S.L.A. Pharma AG and Paramount Biosciences, LLC (assigned to Ventrus Biosciences).	S-1/A	10/04/2010	10.10
10.12	Employment Agreement dated November 11, 2010 by and between David J. Barrett and Ventrus Biosciences, Inc.	S-1/A	11/15/2010	10.12
10.16	Amendment No. 7, dated June 6, 2011, to Exclusive License Agreement by and between S.L.A. Pharma AG and Paramount Biosciences, LLC (assigned to Ventrus Biosciences).	S-1	06/06/2011	10.16
10.20	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and Dr. Russell H. Ellison.	8-K	01/16/2014	10.20
10.21	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and David J. Barrett.	8-K	01/16/2014	10.21
10.22*	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.	10-K	03/31/2014	10.22
10.23	Amendment dated July 11, 2014, to Employment Agreement, effective as of December 22, 2013 between Ventrus Biosciences, Inc. and Russell H. Ellison.	8-K	07/14/2014	10.23
10.24	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Derek A. Small.	8-K	07/14/2014	10.24
10.25	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Uri A. Lopatin.	8-K	07/14/2014	10.25
10.26	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Lee D. Arnold	8-K	07/14/2014	10.26

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.27*	Exclusive License Agreement with Indiana University Research and Technology Corporation	10-Q	11/17/2014	10.29
21.1	List of Subsidiaries of Assembly Biosciences, Inc.	10-K	3/12/2015	21.1
23.1	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 16, 2015	By:	/s/ Derek Small
	Name:	Derek Small
	Title:	President and Chief Executive Officer

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

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

(formerly Ventrus Biosciences, Inc.)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ened December 31,
	2014	2013
Operating expenses:
Research and development	$10,716,737	$15,029,078
General and administrative	13,239,715	4,575,701
Total operating costs and expenses	23,956,452	19,604,779
Loss from operations	(23,956,452)	(19,604,779)

Other income
Interest income	167,653	201,020
Total other income	167,653	201,020
Net loss	$(23,788,799)	$(19,403,759)

Net loss per share, basic and diluted	$(3.40)	$(5.00)

Weighted average common shares outstanding, basic and diluted	6,998,875	3,878,697

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

