Form 10-Q
period 2015-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2015-05-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015 or

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission file number: 001-35005

ASSEMBLY BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

99 Hudson Street, 5th Floor
New York, New York	10013
(Address of principal executive offices)	(zip code)

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

As of May 5, 2015, there were 17,177,106 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31	December 31
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash	$96,054,082	$29,091,113
Other current assets	283,836	125,284
Total current assets	96,337,918	29,216,397

Property, plant and equipment, net	173,248	156,441
Security deposits	98,899	115,005
Intangible assets	29,000,000	29,000,000
Goodwill	12,737,350	12,737,350
Total assets	$138,347,415	$71,225,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,250,843	$907,601
Accrued expenses	877,540	146,420
Total current liabilities	2,128,383	1,054,021

Deferred tax liabilities	11,600,000	11,600,000
Total liabilities	13,728,383	12,654,021

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 16,250,814 shares and 10,672,059 shares issued, and outstanding at March 31, 2015 and December 31, 2014, respectively	16,251	10,672
Additional paid-in capital	267,259,806	194,072,572
Accumulated deficit	(142,657,025)	(135,512,072)
Total stockholders' equity	124,619,032	58,571,172
Total liabilities and stockholders' equity	$138,347,415	$71,225,193

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

 For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Operating expenses:
Research and development	$3,834,434	$2,973,690
General and administrative	3,368,784	1,136,461
Total operating costs and expenses	7,203,218	4,110,151
Loss from operations	(7,203,218)	(4,110,151)

Other income
Interest income	58,265	40,234
Total other income	58,265	40,234
Net loss	$(7,144,953)	$(4,069,917)

Net loss per share, basic and diluted	$(0.64)	$(0.92)

Weighted average common shares outstanding, basic and diluted	11,176,580	4,418,940

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

For the three months ended March 31, 2015 and 2014

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net loss	$(7,144,953)	$(4,069,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	13,904	1,266
Stock-based compensation	2,585,780	254,717
Changes in assets and liabilities:
Other current assets	(158,552)	(195,522)
Accounts payable	283,242	(1,179,419)
Accrued expenses	731,120	3,814
Other assets	16,106	-
Net cash used in operating activities	(3,673,353)	(5,185,061)

Cash flows from investing activities
Purchase of fixed assets	(30,711)	(2,589)
Net cash used in investing activities	(30,711)	(2,589)

Cash flows from financing activities
Proceeds from issuance of common stock, net of cost	70,499,993	1,763,104
Proceeds from the exercise of stock options	167,040	-
Net cash provided by financing activities	70,667,033	1,763,104

Net increase (decrease) in cash	66,962,969	(3,424,546)
Cash at the beginning of the period	29,091,113	27,061,268
Cash at the end of the period	$96,054,082	$23,636,722

Supplemental schedule of non-cash financing activities
Accrued offering cost related to the issuance of common stock	(60,000)	-
Conversion of preferred stock to common stock	-	440

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

 For the three months ended March 31, 2015

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Equity
Balance as of December 31, 2014	10,672,059	$10,672	$194,072,572	$(135,512,072)	$58,571,172
Proceeds from common stock sold, net of underwriters' discounts and cost	5,555,555	5,556	70,494,437	-	70,499,993
Accrued offering cost related to the issuance of common stock	-	-	(60,000)	-	(60,000)
Exercise of stock options	23,200	23	167,017	-	167,040
Stock-based compensation	-	-	2,585,780	-	2,585,780
Net loss	-	-	-	(7,144,953)	(7,144,953)
Balance as of March 31, 2015	16,250,814	$16,251	$267,259,806	$(142,657,025)	$124,619,032

See Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Business:

Overview

Assembly Biosciences, Inc. (“Assembly” or the “Company”) is a biopharmaceutical company committed to developing novel oral therapies for the cure of intractable infectious diseases, focusing on the hepatitis B virus (HBV) and C. difficile-associated diarrhea (CDAD). Our HBV-Cure research team is working on discovering and developing multiple core protein allosteric modifiers (CpAMs) with the potential to modulate the HBV core protein - a polyfunctional essential viral protein - at multiple complementary points in the viral lifecycle. The goal is to eradicate the infection with an orally-administered regimen. Our CDAD program is based on the premise that an oral capsule containing specific bacteria grown in monoculture and manufactured under pharmaceutical-like GMP conditions might be effective in providing the therapeutic benefits of fecal microbiota transplant (FMT) therapy in a form that is economically viable and scalable for use.

2014 Highlights

On July 11, 2014, Assembly Biosciences was formed by the merger of private company Assembly Pharmaceuticals, Inc. and Nasdaq-listed Ventrus Biosciences, Inc. The merger resulted in a shift in strategic focus, the addition of a new lead drug development program and changes in personnel. In connection with the merger, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the Merger, the shares of Assembly Pharmaceuticals, common stock issued and outstanding were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Merger, the outstanding options to purchase shares of Assembly Pharmaceuticals, common stock were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock.

On October 6, 2014, the Company sold to various institutional investors an aggregate of 1,959,000 shares of common stock in a registered direct offering. The purchase price paid by the investors was $8.04 per share and an aggregate of approximately $14,963,000 in net proceeds were received.

2015 Highlights

On March 19, 2015, the Company sold to various investors an aggregate of 5,555,555 shares of common stock in a public offering. The purchase price paid by the investors was $13.50 per share and an aggregate of approximately $70.5 million (net of underwriters’ discount) were received.

On April 6, 2015, the underwriters exercised in full their option to purchase an additional 833,333 shares of our common stock at the public offering price of $13.50 per share, less underwriting discounts and commissions and offering expenses. Proceeds from the sale of shares on the exercise of the underwriters’ option (net of underwriters’ discount) were approximately $10.6 million.

The Company has not derived any revenue from product sales to date as the products have not been approved for sale by the FDA or any foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, or other arrangements and it cannot assure such funding will be available on reasonable terms, if at all.

Note 2 – Summary of Significant Accounting Policies:

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the Company’s annual report on Form 10-K for the year ended December 31, 2014, which was filed with the SEC on March 12, 2015 and amended on March 16, 2015 (“2014 Annual Report”).

Basis of Presentation

The accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its subsidiary from the date of its acquisition (July 11, 2014). Accordingly, the results of operations for the three months ended March 31, 2014 do not include the operations of Assembly Pharmaceuticals. All material intercompany balances and transactions have been eliminated.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited condensed financial statements as of March 31, 2015 and for the three months ended March 31, 2015 and 2014 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2015, condensed consolidated statements of operations for the three months ended March 31, 2015 and 2014, condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2015, and the condensed consolidated statements of cash flows for the three months ended March 31, 2015 and 2014 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The condensed balance sheet at December 31, 2014 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the 2014 Annual Report.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). The ASU provides for a single comprehensive model for use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance. The accounting standard is effective for interim and annual periods beginning after December 15, 2016 with no early adoption permitted. In April 2015, the FASB issued a proposal to defer the effective date of ASU 2014-09 by a year.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Assembly Pharmaceuticals, Inc. Transaction:

On July 11, 2014, the Company completed the Assembly Merger, whereby Assembly Pharmaceuticals became the Company’s wholly-owned subsidiary. Pursuant to the terms of the Assembly Merger, the shares of Assembly Pharmaceuticals were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Assembly Merger, the outstanding options to purchase shares of Assembly Pharmaceuticals were assumed by the Company and an aggregate of 621,651 shares of the Company’s common stock were reserved for issuance thereunder.

The allocation of the purchase price to the Assembly balance sheet is shown below:

Cash and cash equivalents	$509,363
Other current assets	23,540
Equipment, net	10,350
In-process research and development	29,000,000
Goodwill	12,737,350
Security deposits	16,606
Total assets	42,297,209

Accrued expenses	874,113
Deferred tax liability	11,600,000
Total liabilities	12,474,113
Net assets acquired	$29,823,096

The transaction was accounted for using the acquisition method. Accordingly, goodwill has been measured as the excess of the total consideration over the amounts assigned to the identifiable assets acquired and liabilities assumed including the related deferred tax liability.

On the acquisition date, the fair value of net assets acquired was $29,823,096. The fair value of stock issued to the Assembly Pharmaceuticals’ shareholders as part of the consideration of $29,064,148 was based on reference to quoted market values of the Company’s common stock as of the date of acquisition. The options assumed in the Assembly Merger were valued at $758,948. The following table presents the unaudited pro forma financial results, as if the Assembly Merger had been completed as of January 1, 2014.

Pro Forma

Three Months Ended March 31,
2014
Revenues	$-
Net loss	(4,495,684)
Loss per share - basic and diluted	$(0.54)

Note 4 – Goodwill and Intangible Assets:

In July 2014, the Company completed its acquisition of Assembly Pharmaceuticals (Note 1 and 3). The fair value of consideration paid, common stock and assumed options, totaled $29,823,096, which net of amounts allocated to assets and liabilities acquired at fair value, resulted in an allocation to goodwill of $12,737,350. The Company also acquired certain indefinite-lived intangible assets related to Assembly Pharmaceuticals’ technology. The Company only has one operating segment.

Goodwill

Goodwill is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not deductible for income tax purposes since the tax basis is $0. The Company will perform its annual impairment test of the carrying value of the Company’s goodwill each year on December 31.

There was no change in the net book value of goodwill from December 31, 2014 to March 31, 2015.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Intangible Assets

The intangible assets acquired are recorded as indefinite-lived asset and are not amortized for financial reporting purposes but are tested for impairment on an annual basis or when indications of impairment exist. No intangible assets impairment losses have been recognized. Intangible assets are not deductible for income tax purposes since the tax basis is $0. The Company will perform its annual impairment test of the carrying value of the Company’s intangible assets each year on December 31.

There was no change in intangible assets from December 31, 2014 to March 31, 2015.

Note 5 - Property, Plant and Equipment, Net:

Property, plant and equipment, consisted of the following:

	Useful Life (Years)	March 31, 2015	December 31, 2014
Computer hardware and software	3	75,226	75,196
Lab equipment	3 to 5	161,058	130,377
Office equipment	3 to 5	1,109	1,109
Total property, plant and equipment		237,393	206,682
Less: Accumulated depreciation and amortization		(64,145)	(50,241)
Property, plant and equipment, net		$173,248	$156,441

Depreciation expense for the three months ended March 31, 2015 and 2014 was $13,904 and $1,266, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations.

Note 6 - Accrued Expenses:

Accrued expenses consisted of the following:

	March 31, 2015	December 31, 2014
Accrued expenses:
Salaries, bonuses and employee benefits	$253,156	$-
Severance accrued for former CEO	491,170	-
Professional fees	19,000	19,860
Research and development expenses	15,000	27,346
License maintenance fees	99,214	99,214
Total accrued expenses	$877,540	$146,420

Note 7 - Stockholders’ Equity:

Equity Financing

On March 19, 2015, the Company sold to various investors an aggregate of 5,555,555 shares of common stock in a public offering. The purchase price paid by the investors was $13.50 per share and an aggregate of approximately $70.5 million in net proceeds were received, after deducting underwriting discounts and commissions and estimated offering expenses. In addition, the Company granted the underwriters a 30-day option to purchase up to an additional 833,333 shares of common stock.

On April 6, 2015, the underwriters exercised in full their option to purchase an additional 833,333 shares of common stock at the public offering price of $13.50 per share, less underwriting discounts and commissions and offering expenses. The closing of the option exercise resulted in net proceeds of approximately $10.6 million. Exercise of the underwriters’ option increased the net proceeds (net of underwriters’ discount) of the public offering, from $70,500,000 to $81,000,000.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options, Warrants and Restricted Stock Units

Options

The Company has two equity incentive plans available for the granting of equity awards. In July 2010, the stockholders approved the 2010 Stock Plan, under which, as of March 31 2015, there were outstanding options for an aggregate of 68,000 shares of common stock and an aggregate of 696,100 shares available for grant. In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”), under which, as of March 31, 2015, there were options for an aggregate of 2,270,834 shares of common stock outstanding and 289,166 shares available for grant.

On February 10, 2015, pursuant to and subject to the available number of shares reserved under the 2014 Plan, the Company issued 12,500 incentive stock options with a term of 10 years and an exercise price of $9.42 to a new employee. One-third of the options will vest on the first anniversary of the vesting commencement date; the remainder will vest in two equal installments on the second and third anniversary of the vesting commencement date.

On February 10, 2015, Dr. Ellison transitioned to service as a consultant. The Company accelerated 266,667 of his options on March 3, 2015 in accordance with the original terms of his employment agreement. The exercise period for Dr. Ellison’s vested options were also extended until the end of their term, or July 9, 2024 in accordance with the original terms of his employment agreement. The remainders of 266,666 unvested options were forfeited in accordance with the original terms of his employment agreement.

On February 19, 2015, an employee exercised options to purchase 21,200 common shares under and pursuant to the 2014 Plan. The total purchase price was $152,640 with a price of $7.20 per share.

On February 24, 2015, an employee exercised options to purchase 2,000 common shares under and pursuant to the 2014 Plan. The total purchase price was $14,400 with a price of $7.20 per share.

A summary of the Company’s option activity and related information for the three-month period ended March31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2014	3,237,851	$6.26	$5,187,924
Granted	12,500	9.42	-
Exercised	(23,200)	7.20	140,128
Forfeited	(266,666)	7.20	-
Outstanding as of March 31, 2015	2,960,485	$6.19	$20,886,161
Options vested and exercisable	1,381,696	$6.21	$9,717,342

The fair value of the options granted for the three-month period ended March 31, 2015, was based on the following assumptions:

Three Months Ended March 31,
2015
Exercise price	9.42
Expected stock price volatility	92.64% - 105.03%
Risk-free rate of interest	1.49% - 2.53%
Term (years)	5.4 - 10.0

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expense
Nine months ended 2015	$3,033,545
2016	1,262,438
2017	44,645
Total	$4,340,628

The weighted average remaining contractual life of options outstanding at March 31, 2015 is approximately 9.3 years.

Stock-based compensation expensed to research and development expense for the three months ended March 31, 2015 and 2014 was $1,055,430 and $(4,335) (including reversal of charges related to unvested options which were forfeited), respectively.  Stock-based compensation expensed to general and administrative expense for the three months ended March 31, 2015 and 2014 was $1,530,350 and $259,052, respectively.

Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share for the three months ended March 31, 2015 and 2014 are as follows:

	Three Months Ended March 31,
	2015	2014
Non-vested restricted stock units	-	75,000
Warrants to purchase common stock	270,761	151,236
Options to purchase common stock	2,960,485	536,598
Total	3,231,246	762,834

Note 8 - Commitments:

Lease

As of March 31, 2015, the Company had offices in New York, NY with an $8,400 monthly payment. The lease expires in September 2015.

In January 2015, the Company entered into a lease in San Francisco, CA with a $36,145 monthly payment. The lease expires in December 2016.

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer which provide for an aggregate annual salary of approximately $780,500 in 2015.

Note 9 - Legal Proceedings:

The Company is not a party to any legal proceedings and is not aware of any claims or actions pending or threatened against it. In the future, the Company might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2014, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014 filed on March 16, 2015. In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1. Business - Risk Factors” in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2014, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a biopharmaceutical company committed to developing novel oral therapies for the cure of intractable infectious diseases, focusing on direct-acting anti-virals for the hepatitis B virus (HBV) and microbiome-based therapeutics for C. difficile-associated diarrhea (CDAD). On July 11, 2014, Assembly Biosciences merged with a private company Assembly Pharmaceuticals, Inc. The merger resulted in a shift in strategic focus, the addition of a new lead drug development program for the company, and changes in personnel.

Our HBV program is focused on a clinical cure for HBV. We are developing a series of new compounds, known as core protein allosteric modulators, or CpAMs, with the potential to modulate the HBV core protein-a polyfunctional essential viral protein--at multiple complementary points in the viral lifecycle.

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

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of March 31, 2015, we had an accumulated deficit of $142,657,025. Because we do not generate revenue from any of our product candidates, our losses will continue as we seek regulatory approval and commercialization of our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Recent Events

Management Changes

In February 2015, Derek Small was named Chief Executive Officer, in addition to his position as President; current director William Ringo was named non-executive Chairman; and David J. Barrett was named Chief Operating Officer, in addition to his role as Chief Financial Officer. As had been agreed during the merger establishing Assembly Biosciences last year, Mr. Small succeeded Russell H. Ellison, MD, as CEO. In addition, Mr. Ringo succeeded Dr. Ellison as Chairman. Dr. Ellison will continue to serve the company as a director until the 2015 annual meeting, and he also continues as a Senior Advisor and head of Assembly’s microbiome development program as the company approaches several key milestones. The succession constitutes a “termination without cause” under Dr. Ellison’s employment agreement. As a result, Dr. Ellison was entitled to 12 months of salary, immediate vesting of an additional one third of his outstanding option and an extension of the exercise period to the option expiration date of July 10, 2024, and reimbursement of COBRA premiums for 12 months or until he is eligible for insurance benefits from another employer, whichever is earlier.

In his new position, Mr. Small received a 20% salary increase. For his additional responsibility, Mr. Barrett received a 3% salary increase.

Equity Financing

On March 19, 2015, we sold to various investors an aggregate of 5,555,555 shares of common stock in a public offering. The purchase price paid by the investors was $13.50 per share and an aggregate of approximately $70.5 million in net proceeds (net of underwriters’ commission) were received. In addition, we granted the underwriters a 30-day option to purchase up to an additional 833,333 shares of common stock.

On April 6, 2015, the underwriters exercised in full their option to purchase an additional 833,333 shares of our common stock at the public offering price of $13.50 per share, less underwriting discounts and commissions and offering expenses. The closing of the option exercise resulted in net proceeds to us of approximately $10.6 million. Exercise of the underwriters’ option increased the net proceeds to us of the public offering, after any underwriting discounts and commissions and estimated offering expenses, from $70.5 million to approximately $81.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues and expenses.

On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We based our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the reported amounts of revenues and expenses that are not readily apparent from other sources. Actual results may differ from these estimates.

Our critical accounting policies and significant estimates are detailed in our Annual Report on Form 10-K for the year ended December 31, 2014. Our critical accounting policies and significant estimates have not changed substantially from those previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Results of Operations

Comparison of the Three Months Ended March 31, 2015 and 2014

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was $2,779,004 for the three months ended March 31, 2015, a decrease of $199,021 or 6.68%, from $2,978,025 for the same period in 2014. The reason for the decrease was due to the clinical trial for VEN 307 ending, offset by $727,670 and $2,051,331 in research expenses for our Microbiome and HBV program during the quarter ended March 31, 2015.

Stock-based compensation was $1,055,430 for the three months ended March 31, 2015, an increase of $1,059,765, from a credit of $4,335 (due to the reversal of charges related to unvested options which were forfeited) for the same period in 2014. The increase in compensation expense is primarily due to the granting of stock options since July 2014.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock based compensation expense associated with equity awards to our employees, consultants and directors.

General and administrative expense, excluding stock-based compensation expense, was $1,838,434 for the three months ended March 31, 2015, an increase of $961,025 or 109.53% from $877,409 for the three months ended March 31, 2014. The reason for the increase was mostly due to $491,170 of one employee’s severance fees, increase of employees’ benefits and bonus, and increase of consulting, legal and accounting expenses.

Stock-based compensation expense was $1,530,350 for the three months ended March 31, 2015, an increase of $1,271,298 or 490.75%, from $259,052 for the same period in 2014. The increase in compensation expense is primarily due to the granting of stock options since July 2014.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2015 principally with convertible debt and equity financings.

On March 19, 2015, we sold to various investors an aggregate of 5,555,555 shares of common stock in a public offering. The purchase price paid by the investors was $13.50 per share and an aggregate of approximately $70.5 million in net proceeds were received. In addition, we had granted the underwriters a 30-day option to purchase up to an additional 833,333 shares of common stock.

On April 6, 2015, the underwriters exercised in full their option to purchase an additional 833,333 shares of our common stock at the public offering price of $13.50 per share, less underwriting discounts and commissions and offering expenses. The closing of the option exercise resulted in net proceeds (net of underwriters’ discount) to us of approximately $10.6 million.

Net cash used in operating activities was $3,673,353 for the three months ended March 31, 2015. The use of cash in operating activities was primarily due to the loss (expenses) occurred during the quarter ended March 31, 2015 of $7,144,953, offset by non-cash expenses of $2,599,684 and decrease in accounts payable and accrued expenses of $1,014,362.

Net cash used in investing activities was $30,711 due to the purchase of fixed assets during the three months ended March 31, 2015.

Net cash provided by financing activities was $70,677,033 for the three months ended March 31, 2015. On March 19, 2015, we received net proceeds of approximately $70,500,000 in an underwriter’s offering.

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

Based on our cash position at March 31, 2015 and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical and clinical activities. We will need to raise additional funds to continue and finalize the development of our product candidates.

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

Additional financing might not be available on acceptable terms, if at all. If we need additional capital and adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

Item 4. Controls and Procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the first quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 1A.   Risk Factors.

There have been no changes that constitute a material change from the risk factors previously disclosed in our 2014 Annual Report on Form 10-K filed on March 12, 2015, and amended on March 16, 2015.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6. Exhibits

Exhibit Number	Description of Document	Filed Herewith
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: May 8, 2015	By:	/s/ Derek Small
Derek Small
President and Chief Executive Officer

Date: May 8, 2015	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer

