Form 10-Q
period 2015-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2015-11-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES     ☐ NO     ☒

As of November 5, 2015, there were 17,225,662 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$36,401,487	$29,091,113
Marketable securities	29,396,382	-
Other current assets	705,295	125,284
Total current assets	66,503,164	29,216,397

Long-term assets
Marketable securities	31,186,107	-
Property, plant and equipment, net	156,483	156,441
Security deposits	170,126	115,005
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,737,350
Total long-term assets	73,150,852	42,008,796
Total assets	$139,654,016	$71,225,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,464,339	$907,601
Accrued expenses	1,187,230	146,420
Total current liabilities	2,651,569	1,054,021

Long-term liabilities
Deferred tax liabilities	11,600,000	11,600,000
Total long-term liabilities	11,600,000	11,600,000
Total liabilities	14,251,569	12,654,021

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,225,662 and 10,672,059 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	17,226	10,672
Additional paid-in capital	281,990,728	194,072,572
Accumulated other comprehensive loss	(387,878)	-
Accumulated deficit	(156,217,629)	(135,512,072)
Total stockholders' equity	125,402,447	58,571,172
Total liabilities and stockholders' equity	$139,654,016	$71,225,193

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Operating expenses:
Research and development	$4,630,148	$3,671,983	$13,132,336	$7,741,317
General and administrative	2,492,078	7,383,457	8,347,013	9,930,418
Total operating expenses	7,122,226	11,055,440	21,479,349	17,671,735
Loss from operations	(7,122,226)	(11,055,440)	(21,479,349)	(17,671,735)

Other income
Interest and other income	502,684	35,182	772,183	112,287
Realized gain from marketable securities	1,609	-	1,609	-
Total other income	504,293	35,182	773,792	112,287
Net loss	$(6,617,933)	$(11,020,258)	$(20,705,557)	$(17,559,448)

Unrealized loss on marketable securities	(253,659)	-	(387,878)	-
Comprehensive loss	$(6,871,592)	$(11,020,258)	$(21,093,435)	$(17,559,448)

Net loss per share, basic and diluted	$(0.38)	$(1.33)	$(1.36)	$(3.02)

Weighted average common shares outstanding, basic and diluted	17,205,863	8,277,355	15,189,395	5,814,316

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net loss	$(20,705,557)	$(17,559,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	47,949	3,894
Stock-based compensation	6,355,453	8,002,033
Realized gain from marketable securities	(1,609)	-
Issuance of warrants for services	-	679,447
Changes in operating assets and liabilities:
Other current assets	(580,011)	(43,360)
Accounts payable	556,738	(2,481,612)
Accrued expenses	1,140,024	18,464
Security deposits	(55,121)	-
Net cash used in operating activities	(13,242,134)	(11,380,582)

Cash flows from investing activities
Purchase of fixed assets	(47,991)	(20,526)
Cash acquired in business combination	-	509,363
Purchases of marketable securities	(63,668,536)	-
Redemption of marketable securities	2,699,778	-
Net cash (used in) provided by investing activities	(61,016,749)	488,837

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	81,014,989	1,763,104
Proceeds from exercise of stock options	554,268	-
Net cash provided by financing activities	81,569,257	1,763,104

Net increase (decrease) in cash	7,310,374	(9,128,641)
Cash and cash equivalents at beginning of period	29,091,113	27,061,268
Cash and cash equivalents at end of period	$36,401,487	$17,932,627

Supplemental disclosure of cash flow information:
Cashless exercise of warrants	$88	$-
Change in unrealized loss on marketable securities available-for-sale	(387,878)	-
Conversion of preferred stock to common stock	-	440

Supplemental disclosure of non-cash activities:
Assembly business combination
Other current assets	$-	$(23,540)
Equipment, net	-	(10,350)
Intangible assets	-	(29,000,000)
Goodwill	-	(12,638,136)
Security deposits	-	(16,606)
Accounts payable and accrued expenses	-	774,899
Share exchange - business combination		29,064,148
Fair value of vested options and restricted stock units - in connection with business combination	-	758,948
Deferred tax liability	-	11,600,000
Cash acquired in business combination	$-	$509,363

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2014	10,672,059	$10,672	$194,072,572	$-	$(135,512,072)	$58,571,172
Proceeds from common stock sold, net of underwriters' discounts and cost	6,388,888	6,389	81,008,600	-	-	81,014,989
Exercise of stock options	76,422	77	554,191	-	-	554,268
Cashless exercise of warrants	88,293	88	(88)	-	-	-
Stock-based compensation	-	-	6,355,453	-	-	6,355,453
Change in unrealized loss on marketable securities	-	-	-	(387,878)	-	(387,878)
Net loss	-	-	-	-	(20,705,557)	(20,705,557)
Balance as of September 30, 2015	17,225,662	$17,226	$281,990,728	$(387,878)	$(156,217,629)	$125,402,447

See Notes to Condensed Consolidated Financial Statements.

Note 1 - Business

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

2014 Highlights

Assembly Biosciences was formed on July 11, 2014 by the merger of private company Assembly Pharmaceuticals, Inc. and Nasdaq-listed Ventrus Biosciences, Inc. (the “Merger”). The Merger resulted in a shift in strategic focus, the addition of a new lead drug development program and changes in personnel. In connection with the Merger, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the Merger, the shares of common stock issued and outstanding of Assembly Pharmaceuticals, were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Merger, the outstanding options to purchase shares of Assembly Pharmaceuticals’ common stock were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock.

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

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements as of September 30, 2015 and for the three and nine months ended September 30, 2015 and 2014 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2015, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2015 and 2014, the condensed consolidated statements of cash flows for the nine months ended September 30, 2015 and 2014, and condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2015 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2015 are not necessarily indicative of results to be expected for the year ending December 31, 2015 or for any future interim period. The consolidated balance sheet at December 31, 2014 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and notes thereto included in the Company’s 2014 Annual Report on Form 10-K, as amended, filed on March 16, 2015.

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

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified certain non-cash activities in the condensed consolidated statements of cash flows to conform to the Assembly Pharmaceutical’s final purchase price allocation.

Marketable Securities

The Company has designated marketable securities as of September 30, 2015 as available-for-sale securities and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive income (loss), and as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on then current intent and ability to sell the security if it is required to do so.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary.

Recent Accounting Pronouncements

In the first quarter of 2015, the Company adopted Accounting Standard Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity issued by the FASB. ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU 2014-08 did not have a material impact on the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The guidance, which is effective for annual reporting periods ending after December 15, 2016, with early adoption permitted, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under GAAP. The Company is currently evaluating the impact of this ASU on its condensed consolidated financial statements.

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

Note 4 - Marketable Securities

Marketable securities consists of the following as of September 30, 2015:

	September 30, 2015
	Amortized Cost	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$29,582,978	$(186,596)	$29,396,382
	29,582,978	(186,596)	29,396,382

Long-term available-for-sale securities
Government and agency obligations	1,225,000	-	1,225,000
Corporate bonds	30,162,389	(201,282)	29,961,107
	31,387,389	(201,282)	31,186,107
Total	$60,970,367	$(387,878)	$60,582,489

The contractual term to maturity of short-term marketable securities held by the Company as of September 30, 2015 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of September 30, 2015 is from 1 to 2 years.

The fair value of marketable securities was classified into fair value measurement categories as follows:

Quoted prices in active markets for identical assets (Level 1)	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	60,582,489
Significant unobservable inputs (Level 3)	-
Total	$60,582,489

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of September 30, 2015 and are classified as Level 2.

Note 5 - Goodwill and Intangible Assets

Goodwill

Goodwill is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not deductible for income tax purposes since the tax basis is $0. The Company will perform its annual impairment test of the carrying value of the Company’s goodwill in the fourth quarter of 2015.

The net book value of goodwill decreased by $99,214 from December 31, 2014 to September 30, 2015, as a result of the adjustment to purchase price accounting within the measurement period.

Intangible Assets

The intangible assets acquired are recorded as indefinite-lived assets and are not amortized for financial reporting purposes until product commercialization but are tested for impairment on an annual basis or when indications of impairment exist. Intangible assets are not deductible for income tax purposes since the tax basis is $0. The Company will perform its annual impairment test of the carrying value of the Company’s intangible assets in the fourth quarter of 2015.

 There was no change in intangible assets from December 31, 2014 to September 30, 2015.

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

	Useful life (Years)	September 30, 2015	December 31, 2014
Computer hardware and software	3	$86,792	$75,196
Lab equipment	3 to 5	166,772	130,377
Office equipment	3 to 5	1,109	1,109
Total property, plant and equipment		254,673	206,682
Less: Accumulated depreciation and amortization		(98,190)	(50,241)
Property, plant and equipment, net		$156,483	$156,441

Depreciation expense for the three months ended September 30, 2015 and 2014 was $17,552 and $1,602, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $47,949 and $3,894, respectively, and was recorded in both research and development expense and general and administrative expense in condensed consolidated statements of operations and comprehensive loss.

Note 7 - Accrued Expenses

Accrued expenses consists of the following:

	September 30, 2015	December 31, 2014
Accrued expenses:
Salaries, bonuses and employee benefits	$886,211	$-
Severance accrued for former CEO	234,908	-
Other	66,111	146,420
Total accrued expenses	$1,187,230	$146,420

Note 8 - Stockholders’ Equity

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

Options

The Company has two equity incentive plans available for the granting of equity awards. In July 2010, the stockholders approved the 2010 Equity Incentive Plan, under which, as of September 30, 2015, there were outstanding options for an aggregate of 143,667 shares of common stock and an aggregate of 611,792 shares available for grant. In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”), under which, as of September 30, 2015, there were options for an aggregate of 2,479,666 shares of common stock outstanding and 8,245 shares available for grant.

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

A summary of the Company’s option activity and related information for the nine-month period ended September 30, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2014	3,237,851	$6.26	$5,187,924
Granted	377,500	14.69	-
Exercised	(76,422)	7.25	91,942
Forfeited	(293,945)	7.26	-
Outstanding as of September 30, 2015	3,244,984	$7.13	$9,824,224
Options vested and exercisable	2,023,713	$6.32	$6,638,359

The fair value of the options granted for the nine-month periods ended September 30, 2015 and 2014, were based on the following assumptions:

Nine Months Ended September 30,
	2015	2014
Exercise price	$9.42 - $16.55	$2.22 - $15.75
Expected stock price volatility	89.18% - 95.55%	97.3% - 105.0%
Risk-free rate of interest	1.49% - 2.08%	1.66% - 2.57%
Term (years)	5.13 - 6.97	4.9 - 10.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expense
Three months ended 2015	$1,295,040
2016	2,767,874
2017	695,674
2018	231,236
2019	46,968
Total	$5,036,792

The weighted average remaining contractual life of options outstanding at September 30, 2015 is approximately 8.9 years.

Stock-based compensation expense for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Research and development	$148,963	$1,926,473	$2,624,265	$2,000,449
General and administrative	1,000,466	5,508,048	3,731,188	6,001,584
Total stock-based compensation expense	$1,149,429	$7,434,521	$6,355,453	$8,002,033

Warrants

On April 17, 2015, the Company issued an aggregate of 88,293 shares of common stock from the cashless exercise of 120,265 warrants. The Company did not receive any proceeds from this cashless exercise.

During the nine months ended September 30, 2015, 94,147 warrants to purchase common stock expired.

The following is a summary of warrant activity for the nine months ended September 30, 2015:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	270,761	$24.34
Expired	(94,147)	-
Exercised	(120,265)	-
Outstanding as of September 30, 2015	56,349	$35.49

 The weighted average remaining contractual life of outstanding warrants at September 30, 2015 is approximately 1.6 years.

Loss per Common Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute earnings per share in the future that were not included in the computation of diluted loss per share for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30,
	2015	2014
Warrants to purchase common stock	56,349	271,501
Options to purchase common stock	3,244,984	3,199,651
Total	3,301,333	3,471,152

Note 9 - Commitments

Real Property Leases

The Company leases office space in New York, NY under an agreement with a monthly lease payment of $10,130 that expires in August 2016. The Company also subleases approximately 6,286 square feet (subject to increase up to an aggregate of approximately 10,794 square feet) of office and laboratory space in San Francisco, CA under a sublease agreement that expires in December 2017, for monthly payments ranging from $44,316 to $82,142 based on the total square footage of the subleased premises. Additionally, the Company leases approximately 4,534 square feet of office space in Carmel, IN under a lease agreement that expires in June 2021, for monthly payments ranging from $5,042 to $9,257.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company is leasing certain laboratory equipment. The equipment lease expense for the three months and nine months ended September 30, 2015 amounted to $70,414 and $171,225, respectively.

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer which provide for an aggregate annual salary of approximately $780,500 in 2015.

Note 10 - Legal Proceedings

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

Overview

We are a biopharmaceutical company committed to developing novel oral therapies for the cure of intractable infectious diseases, focusing on direct-acting anti-virals for the hepatitis B virus (HBV) and microbiome-based therapeutics for C. difficile-associated diarrhea (CDAD). On July 11, 2014, Assembly Biosciences was formed through the merger of private company Assembly Pharmaceuticals, Inc. and Nasdaq-listed Ventrus Biosciences, Inc. (the “Merger”). The Merger resulted in a shift in strategic focus, the addition of a new lead drug development program for the company, and changes in personnel.

Assembly’s antiviral program aims to achieve a clinical cure for chronic hepatitis B virus infection (HBV), which affects hundreds of millions of people worldwide. We are developing a series of novel agents that modulate HBV core protein, which is associated with functions that are essential for HBV survival and persistence. These core protein allosteric modulators, or CpAMs, have the potential to eliminate HBV by modulating core protein at multiple complementary points in the viral lifecycle.

Our microbiome program is initially focused on developing curative treatments for resistant C. difficile infections (CDI) using our proprietary GemicelTM technology for targeted delivery to specific regions of the gastrointestinal, or GI tract. Gemicel’s novel coating and encapsulation technology enables oral delivery of a wide range of biologic and small molecule agents, and it is easy and cost-effective to scale-up and manufacture. We are currently developing this unique platform to deliver beneficial bacteria in novel “synthetic” formats to cure resistant CDI.

We currently have administrative offices in New York City and research facilities in San Francisco. Research activities for the HBV program are also being conducted at Indiana University at Bloomington, under the direction of Adam Zlotnick, PhD, Assembly co-founder and head of our HBV Scientific Advisory Board.

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, developing clinical trials for our product candidates, establishing manufacturing for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of September 30, 2015, we had an accumulated deficit of $156,217,629 and accumulated other comprehensive loss of $387,878. Because we do not generate revenue from any of our product candidates, our losses will continue as we seek regulatory approval and commercialization of our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect our reported amounts of assets, liabilities, revenues, and expenses.

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

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities, or variable interest entities.

Results of Operations

Comparison of the Three Months Ended September 30, 2015 and 2014

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was $4,481,185 for the three months ended September 30, 2015, an increase of $2,735,675 or 157%, from $1,745,510 for the same period in 2014. The reason for the increase was primarily due to an increase of $1,493,272 in research expenses for our HBV program, which started in July 2014, and an increase of 1,652,850 in research expenses for our Microbiome program, offset by a decrease of approximately $410,447 due to termination of the VEN 307 study in the second quarter of 2014.

Stock-based compensation was $148,963 for the three months ended September 30, 2015, a decrease of $1,777,510 or 92%, from $1,926,473 for the same period in 2014.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was $1,491,612 for the three months ended September 30, 2015, a decrease of $383,797 or 20% from $1,875,409 for the three months ended September 30, 2014. The reason for the decrease was primarily due to a decrease in consulting expenses.

Stock-based compensation expense was $1,000,466 for the three months ended September 30, 2015, a decrease of $4,507,582 or 82%, from $5,508,048 for the same period in 2014.

Comparison of the Nine Months Ended September 30, 2015 and 2014

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was $10,508,071 for the nine months ended September 30, 2015, an increase of $4,767,203 or 83%, from $5,740,868 for the same period in 2014. The increase was primarily due to an increase of $5,863,298 in research expenses for our HBV which was started in July 2014, an increase of approximately $2,830,079 for Microbiome study and offset by a decrease of approximately $3,926,174 due to termination of the VEN 307 study in the second quarter of 2014.

Stock-based compensation was $2,624,265 for the nine months ended September 30, 2015, an increase of $623,816 or 31%, from $2,000,449 for the same period in 2014.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was $4,615,825 for the nine months ended September 30, 2015, an increase of $686,991 or 17% from $3,928,834 for the nine months ended September 30, 2014. The reason for the increase was primarily due to an increase in employees’ benefits and bonus and an increase in consulting, legal and accounting expenses.

Stock-based compensation expense was $3,731,188 for the nine months ended September 30, 2015, a decrease of $2,270,396 or 38%, from $6,001,584 for the same period in 2014.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2015 principally with convertible debt and equity financing.

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

 Net cash used in operating activities was $13,242,134 for the nine months ended September 30, 2015. The use of cash in operating activities was primarily due to the loss (expenses) occurred during the nine months ended September 30, 2015 of $20,705,557, offset by stock-based compensation expenses of $6,355,453 and increase in accounts payable and accrued expenses of $1,696,762.

Net cash used in investing activities was $61,016,749 mostly due to the purchase of marketable securities during the nine months ended September 30, 2015.

Net cash provided by financing activities was $81,569,257 for the nine months ended September 30, 2015. On March 19, 2015, we received net proceeds of approximately $70.5 million in an underwritten equity offering. On April 6, 2015, we received additional net proceeds of $10.6 million from the exercise of underwriters’ option to purchase additional shares. On April 20, 2015, we paid $0.1 million in accrued offering costs.

Funding Requirements

We expect to incur losses for at least the next several years as we develop our product pipeline. We expect to incur increasing research and development expenses as we begin preclinical and clinical activities on both platform technologies. We expect that our general and administrative expenses will also increase as we add infrastructure related to the Merger with Assembly Pharmaceuticals. Our future capital requirements will depend on a number of factors, including the timing and outcome of preclinical activities, clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the acquisition of licenses to new products or compounds, the status of competitive products, and the availability of financing.

Based on our cash position at September 30, 2015 and our analysis of our future development costs, we believe that our existing cash and cash equivalents will be sufficient to enable us to fund our operating expenses and capital expenditure requirements for at least twelve months. We have based these estimates on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect, which would cause us to require additional capital earlier. Because of the numerous risks and uncertainties associated with the development and commercialization of our product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures associated with our current and anticipated preclinical and clinical activities. We will need to raise additional funds to continue and finalize the development of our product candidates.

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

Additional financing might not be available on acceptable terms, if at all. If we need additional capital and adequate funds are not available, we may be required to delay, reduce the scope of or eliminate our research and development programs, reduce our planned commercialization efforts, or obtain funds through arrangements with collaborators or others that may require us to relinquish rights to certain product candidates that we might otherwise seek to develop or commercialize independently.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the third quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

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

Assembly Biosciences, Inc.

Date: November 9, 2015	By:	/s/ Derek Small
Derek Small
President and Chief Executive Officer

Date: November 9, 2015	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer