Form 10-K
period 2015-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2016-03-11
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

101 Sixth Avenue, Ninth Floor, New York, New York 10013

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2015, was approximately $236.86 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2015.  For purposes of making this calculation only, the registrant has defined affiliates as including only (i) directors, (ii) executive officers, and (iii) shareholders that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2015.

As of March 7, 2016 there were 17,225,662 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2016, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2015.

EXPLANATORY NOTE

The Company meets the "accelerated filer" requirements as of the end of its 2015 fiscal year pursuant to Rule 12b-2 of the Securities Exchange Act of 1934, as amended. However, pursuant to Rule 12b-2 and SEC Release No. 33-8876, the Company (as a smaller reporting company transitioning to the larger reporting company system based on its public float as of June 30, 2015) is not required to satisfy the larger reporting company requirements until its first quarterly report on Form 10-Q for the 2016 fiscal year and thus remains eligible to use the scaled disclosure requirements applicable to smaller reporting companies under Item 10 of Regulation S-K under the Securities Act of 1933, as amended, in this Annual Report on Form 10-K.

ASSEMBLY BIOSCIENCES, INC.

References to Assembly Biosciences, Inc.

Throughout this Annual Report on Form 10-K, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiary, and “our board of directors” refers to the board of directors of Assembly Biosciences, Inc.

Forward Looking Information

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of pre-clinical studies and clinical trials, and our research and development programs;
•	our plans to develop and commercialize our product candidates;
•	our ability to establish and maintain collaborations;
•	our ability to obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and novel class of oral biological therapeutics, which are designed to restore health to a dysbiotic microbiome. Our HBV-cure program is aimed at increasing the current low cure rates for patients with HBV and is pursuing several drug candidates that inhibit multiple viral targets throughout the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBc functions. Our Microbiome Program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under cGMP conditions, and a patent pending delivery system, GEMICELTM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal, or GI tract. The lead program from this platform, AB-M101, is in development for the treatment of C. difficile- infections (CDI). Using its microbiome platform, the Company is developing additional product candidates.

Business Strategy

Assembly is currently focused on advancing science and enhancing the health and well-being of patients with hard-to-treat infectious diseases by building a world class company focused on serious conditions that are inadequately treated. This commitment drives our efforts to forge a new and different path to treating these conditions, inspired by the needs of millions of affected patients with our platform technologies that may have the potential to overcome the limitations of conventional approaches. We have two promising proprietary technology platforms: a portfolio of novel, potentially curative CpAMs for HBV and a novel class of oral biological drugs designed to restore a dysbiotic microbiome. Both of these conditions include substantial numbers of patients with intractable disease who cannot be cured by current therapies. We intend to progress these programs using a variety of strategic arrangements, including potentially collaborations, licenses, partnerships and other types of business arrangements. These may provide non-dilutive funding for drug development, as well as clinical development and commercial expertise.

HBV-Cure Program

The target of our HBV cure program is a clinical cure for hepatitis B virus, a pathogen that infects approximately 350 million people worldwide and is associated with an estimated 650,000 deaths each year. Our HBV-Cure research team is working on discovering and developing multiple CpAMs with the potential to modulate the HBV core protein – an essential polyfunctional viral protein - at multiple points in the viral lifecycle.

HBc protein is involved in several steps of the HBV lifecycle and is essential for HBV’s continued regeneration and prolonged survival. Modulation of HBc with Assembly’s CpAMs has demonstrated preclinical proof of principle. In multiple cell-based models CpAMs selectively reduced viral load, which is the amount of infectious viral particles released from infected cells and modulated closed circular covalent DNA (cccDNA), a special DNA structure that arises in the cell nucleus of some viruses and is associated with viral persistence. Different CpAMs appear to have differentiated mechanisms, giving us a potential pipeline of differentiated early-stage products. This enables us to pursue both monotherapy and combination therapies that include molecules with differentiated mechanisms, potentially facilitating the achievement of improved cure rates. The goal is to eradicate the infection with an orally-administered regimen. We believe that Assembly is uniquely positioned to execute on this strategy, with a senior scientific team that has over 30 years of combined experience working on HBV.

Background

Hepatitis B virus (HBV) is a chronic infectious disease of the liver. It is a leading global cause of chronic liver disease and liver transplants. The World Health Organization estimates that nearly 350 million people worldwide, or approximately 6% of the world’s population, are infected with HBV. An estimated 10 to 30 million people are newly infected each year and 650,000 people die annually from HBV-related liver disease. The Centers for Disease Control and Prevention (CDC) has reported that almost two million people in the United States have been infected with HBV. HBV is an underappreciated global epidemic with twice as many people infected and with a higher rate of mortality and morbidity than hepatitis C virus and HIV infections combined. While many HBV patients currently receive treatment, the majority do not, partly due to the lack of effective therapies. The cure rate with current therapies is estimated at only 3-5%. Despite the low rate of diagnosis and treatment, the current market for HBV therapies is estimated at $3.2 billion, with significant growth expected in the years ahead as more effective drugs are developed and launched.

Current Treatments

Current therapeutic options for HBV include:

·	Antiviral medications. Several antiviral medications - including lamivudine (Epivir®), adefovir (Hepsera®), telbivudine (Tyzeka®) and entecavir (Baraclude®) – effectively reduce circulating virus. Chronic therapy with these agents results in reduced liver inflammation and fibrosis. Unfortunately, viral replication resumes when therapy is stopped.

·	Interferon alfa-2b (Intron A). This synthetic version of a substance produced by the body to fight infection is used mainly for young people with hepatitis B who don't want to undergo long-term treatment or who might want to become pregnant within a few years. It is administered by injection. Side effects may include flu-like symptoms and depression.

Our HBV Focus: Leveraging HBV Core Protein to Achieve a Cure using Core Protein Allosteric Modulators (CpAMs)

HBV is a DNA-virus that establishes an intra-nuclear reservoir of cccDNA, which sustains infection in the liver through chronic and occult hepatitis B infection. No current oral therapies can target cccDNA activity directly, and thus orally available molecules that can modulate cccDNA are highly sought in the HBV field. A key focus of Assembly’s cure effort is the HBV Core protein (HBc), a highly conserved viral structural protein that has no human homologue and is involved in numerous aspects of the HBV lifecycle, including interaction with the viral cccDNA. Assembly has discovered multiple novel series of CpAMs, which are small molecules that directly target and allosterically modulate a number of HBc functions. Assembly’s HBV pipeline therefore offers the potential for both first in class and best in class opportunities for developing agents that target multiple aspects of the viral lifecycle, such as HBc/cccDNA interactions. We believe that our approaches to targeting multiple aspects of HBc provide a promising foundation for developing a clinical cure for HBV.

To successfully eradicate HBV infections, researchers need to address both the “downstream” inhibition of HBV viral replication and the “upstream” part of the lifecycle that reflects cccDNA activity. We define downstream inhibition of the HBV lifecycle as targeting HBV from the point of formation of the viral capsid to the release of viral particles from the cell for re-infection. We believe that our ability to develop CpAMs that target multiple aspects of the viral lifecycle may allow us to develop combination regimens that achieve better cure rates by targeting both target “upstream” and “downstream” components. Other core competencies and competitive advantages we bring to our lead program include our knowledge of HBV biology, our proprietary enabling assays, our highly experienced chemistry and our relevant clinical expertise.

A clinically and preclinically accepted benchmark for therapeutic agents aiming to affect cccDNA activity is the level of expression of several key viral antigens. On this basis, Assembly’s CpAMs have shown preclinical proof of principle. In a variety of cell culture models, CpAMs have demonstrated the ability to reduce production of viral antigens: HBV E antigen (HBeAg) and HBV S antigen (HBsAg). Sustained (post treatment) inhibition of HBsAg in patients is considered a functional cure, and is a key endpoint for clinical development.

Our clinical strategy encompasses testing CpAMs as monotherapy and in combination. Our access to multiple classes of CpAMs allows us to explore their activity in combination across CpAM classes and with other classes of HBV therapies. Our planned clinical program will start with Phase I (safety) studies of CpAMs as single agents in healthy volunteers. Phase IB studies in patients would include assessments of CpAMs as single agents and in combination with approved therapies for HBV. The Phase II studies would explore duration of therapy in dose finding single agent and combination studies across CpAM classes and with other classes of therapy.

Assembly is planning to complete its preclinical studies in 2016. Clinical trials with its first lead molecule are planned to commence in the second half of 2016. Assembly’s CpAM platform provides opportunities to create a pipeline encompassing multiple generations of antiviral drugs, and Assembly plans to advance second and third generation CpAMs into clinical development in 2017. Assembly also has research programs assessing other novel targets for HBV that are complementary to our programs focusing on Core protein.

License Agreement and Intellectual Property

On September 3, 2013, we entered into a license agreement (the “IURTC License Agreement”) with Indiana University Research and Technology Corporation (“IURTC”) to acquire the rights to develop and commercialize products associated with multiple patent applications covering aspects of our HBV program held by IURTC. The licensed intellectual property includes platform patent applications covering aspects of HBc, our novel mechanisms of action, methods of treatment and the novel drug development assays our team is creating. As part of this agreement, we are obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The total amount of all potential future milestone payments at the end of 2015 was $825,000. None of the criteria for these milestones have yet been met. Under the IURTC License Agreement, we are also obligated to pay IURTC royalty payments based on net sales of the licensed technology ranging from 0.5% to 1.75%.

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

Microbiome Program Platform

Background

Our Microbiome Program is based on the oral targeted delivery of novel microbiome-based therapies in a patent pending oral formulation, called Gemicel™ applying our novel coating and encapsulation technology that allows for targeted delivery of complex agents to select regions of the gastrointestinal, or GI, tract. Using this proprietary delivery platform, we aim to deliver selected combinations of monoculture strains of beneficial bacteria in novel “synthetic formats” to the GI tract. Our first indication is recalcitrant CDI, and we plan to leverage our Microbiome program into multiple other areas of high relevance to gut microbiome disorders including other infectious disease and GI disorders, indications in Oncology, Diabetes, Obesity, other Metabolic disorders, and CNS disorders.

Our approach builds upon experience reported in the literature of successfully treating CDI and other disease indications with fecal material transplants or FMT, and seeks to provide a potentially curative therapy using a far more “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

CDI is our first indication. In recent years, there has been increasing interest in the therapeutic potential of the human microbiome - the billions of microbes living in and on people - to impact health and disease. An early and obvious target was CDI, the most common nosocomial, or hospital acquired, infection, which has become a significant medical problem in hospitals and long-term care facilities as it becomes increasingly resistant to common antibiotics. CDI is estimated to afflict more than 500,000 people each year in the US alone. It is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria, which produce toxins that cause inflammation, severe diarrhea and, in the most serious cases, death.  Certain subpopulations, such as older patients, transplant patients, patients taking concomitant antibiotics and cancer patients, are at a higher risk of contracting CDI. Patients typically develop CDI from the use of broad-spectrum antibiotics that disrupt normal gastrointestinal (gut) flora, thus allowing C. difficile bacteria to flourish unchecked and produce toxins.  C. difficile is a spore-forming bacterium. Spores released into the hospital environment by patients with active disease can survive for months on dry surfaces in hospital rooms such as beds and doors. It also spreads when spores from other patients are transmitted on the hands and clothing of healthcare workers.

Current Treatments

Current therapeutic options for CDI include fidaxomicin, oral vancomycin and the off-label use of metronidazole. However, approximately 35% of patients initially treated with these drugs either fail to respond or do not achieve a sustained response. About 50% of initially non-responsive patients fail to achieve a sustained response from second and third line treatment. Because of the difficulties in achieving a sustained response to treatment, we estimate that, in the U.S. alone, there are more than 800,000 treatments per year for CDI.

Microbiome Therapies May Represent an Effective New Treatment Option for CDI

There has been considerable experience reported in the literature of successfully treating CDI with FMT from healthy individuals. FMT is believed to act by restoring a healthy balance of microbes in the gut. Despite its clinical efficacy, broad acceptance of FMT has been problematic, because of the possibility of unknown and potentially damaging constituents in human derived materials. Other options have been sought. Preliminary CDI studies using selected bacterial strains or bacterial spores from processed FMT have been promising. These reports have demonstrated a significant and growing precedent of successful cures in patients who had failed all prior treatment, and provide a path to potentially curative therapy using a targeted and specific microbiome therapy-one that can achieve the therapeutic benefits of FMT but in a form that is more predictable, safe and drug-like.

Proof-of-concept for this approach was demonstrated using a preparation of fecal material from normal donors that contained only bacterial spores. In a U.S. Phase IB study, a single oral dose of spores administered in multiple capsules produced a 90% sustained response in 30 CDI patients who had failed three prior regimens. In addition, the carriage of antibiotic resistant bacteria substantially declined in these patients. In another small study, a selection of 32 specific viral strains achieved a sustained response in two elderly patients with chronic refractory CDI.

The concept has also been validated in animal studies. Several recent publications have demonstrated that administering even a few strains of bacteria may be sufficient to have a curative effect in mouse models of CDI, and one study suggested that even a single strain can be effective. In addition, testable mechanisms of how commensal bacteria may inhibit the growth and persistence of C. difficile have been reported or postulated.

Our CDI program is based on the premise that an oral capsule containing specific bacteria grown in monoculture and manufactured under pharmaceutical-like GMP conditions (in effect a ‘synthetic’ biologic product), has the potential to provide the therapeutic benefits of FMT therapy in a form that is economically viable and scalable for use in first line, as well as in second and third line treatment. In contrast, the commercial and clinical provision of whole or processed feces would require the provision of, or the purification and/or extraction from, human donor material, and as such is highly unlikely to be considered feasible except for a relatively small number of refractory CDI patients who have failed antibiotic treatment at least three times.

However, the development of a ‘synthetic’ bacterial product for the treatment of CDI, while promising, presents several basic challenges.

The first challenge is the selection of bacterial strains likely to be effective. We believe that our ongoing bacterial discovery program enhances the probability that we will identify strains that will be effective in humans. This program involves collaboration with leading academic medical centers with relevant expertise, and includes special methods of identifying colonic strains from CDI patients receiving FMT, along with bioinformatic assessment of relevant data from resolved patients, and the isolation, culture, and screening of promising strains.

A second challenge is the effective and reliable oral delivery of sufficient of organisms to the colon using a minimal number of capsules. To accomplish this, we in-licensed a delivery technology we call GemicelTM. Gemicel is a novel coating and encapsulation technology that allows controlled delivery of an oral formulation specifically designated to achieve targeted fpulsed release to selected portions of the GI system tract by leveraging differences in their pH environments.

We have demonstrated that our coating technology, which can be applied at body temperature ranges under aerobic or anaerobic conditions, does not cause any loss of a wide range of viable microorganisms. We have also demonstrated in vitro that, under conditions commonly accepted as representing conditions in each section of the GI tract lumen, the formulation can deliver its contents to the targeted sites. The results of a clinical scintigraphy study of Gemicel in healthy volunteers conducted in 2015 demonstrated that Gemicel can effectively release a bolus therapeutic payload at specific locations in the lower GI tract, including the ileum and ascending colon, two locations especially relevant for the treatment of C. difficile pathogens. The data were generated in three clinical cohorts that used radioisotope-based scintigraphy to precisely image the drug delivery properties of Gemicel.

A third challenge is achieving successful process, scale up, and reliable and economic manufacture of the strains we select for use in CDI therapy for clinical trials and, ultimately, commercialization. The Assembly team has considerable experience in industrial scale production of bacteria under pharmaceutical-like Good Manufacturing Practice (GMP) requirements, and there are several commercial scale vendors we have identified to facilitate this activity. However certain bacteria can be very difficult to freeze-dry (lyophilize) for encapsulation, and some can be very difficult to grow at a large scale. We believe that it is feasible to mitigate both clinical, regulatory and manufacturing risk by carefully selecting strains for clinical development that are effective in our preclinical assessments, that do not carry antibiotic resistance or virulence genes, and that can be lyophilized and grown at scale under standard anaerobic and/or aerobic conditions as required.

We anticipate that our clinical development program for CDI using systematically selected, bacterial strains will encompass both first line as well as second and third line treatment. We expect that our first clinical trial will be in CDI patients who have relapsed after two or three standard antibiotic regimens. We will explore various regimens for further clinical development in these initial studies. We plan to complete our IND enabling studies in 2016 and then initiate Phase Ib study for our lead product candidate AB-M101, in the second half of 2016.

Depending on the progress and success of our CDI program we may decide to further leverage our discovery program and formulation technology to pursue other microbiome-related indications such as inflammatory bowel disease, irritable bowel syndrome, and metabolic diseases, as new data becomes available clarifying the relationship of the gut microbiome to these conditions.

License Agreement and Intellectual Property

On November 8, 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive release platform technology. Under the agreement, Therabiome granted Assembly the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, complex proteins, viral antigens and small molecules by oral delivery in (i) gastro-intestinal dysbiosis, including but not limited to C. difficile infections, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property.    We will be solely responsible for all research and development activities with respect to any product we develop under the license.

For the license, we paid Therabiome an upfront non-refundable license fee of $300,000.  In September 2014, we paid Therabiome $100,000 upon the occurrence of the first proof of principle for a bacteria strain. We will be required to pay an additional $100,000 upon the occurrence of the proof of principle for a virus. We must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform, for U.S. regulatory milestones, depending on whether the milestone occurs before the filing of the first new drug application, or NDA, for a product or after the first, second or third NDA filings, as follows:

Regulatory and Clinical Milestones

Upon the filing of an IND with the FDA:	$100,000 - $130,000

First dose first patient - Phase I Clinical Trial	$250,000 - $325,000

First dose first patient - Phase II Clinical Trial	$500,000 - $650,000

First dose first patient - Phase III Clinical Trial	$750,000 - $975,000

Upon filing of an NDA or BLA with the FDA	$1,000,000 - $1,300,000

Upon marketing approval by the FDA	$3,000,000

Upon approval of a supplemental NDA (sNDA) for a new Indication, in the U.S	$1,000,000

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

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical products, such as those we are developing.

U.S. drug approval process

In the U.S, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the U.S. generally involves the following:

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

Preclinical Studies and IND

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the preclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an Investigational New Drug application (IND). Some long-term preclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $2,374,200 and the sponsor of an approved NDA is also subject to annual product and establishment user fees, currently exceeding $114,450 per product and $585,200 per establishment. These fees are typically increased annually.

The FDA conducts a preliminary review of all NDAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs. Under these goals, the FDA has committed to review most applications for non-priority products within 10 months, and most applications for priority review products, that is, drugs that the FDA determines represent a significant improvement over existing therapy, within six months. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

The testing and approval process requires substantial time, effort and financial resources, and each trial may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

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

Fast track designation

The FDA is required to facilitate and expedite the development and review of drugs that are intended for the treatment of serious or life-threatening condition for which there is no effective treatment and which demonstrate the potential to address the unmet medical needs for the condition. Under the fast track program, the sponsor of a new drug candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 days after receipt of the sponsor’s request.

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

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process. The first NDA applicant to receive FDA approval for a particular active ingredient to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product and indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity — if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Foreign Regulation

In order to market any product outside of the U.S., we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical trials, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical trials or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of us placing the drug product on the market. Other member states allow companies to fix their own prices for drug products, but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the U.S. has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Patient Protection and Affordable Care Act was enacted in the U.S. in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Competition

The pharmaceutical and biotechnology industry is very competitive and the development and commercialization of new drugs and biologics is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies.  Additionally, new entrants may potentially enter the market. For our HBV cure program, potential competitors include Johnson & Johnson, Roche, Bristol Myers Squibb Co., GlaxoSmithKline PLC, Gilead Sciences Inc., and Arbutus Biopharma Corp., among others.  Additionally, we may face competition from currently available treatments for HBV. For CDI, our microbiome program’s first indication, our competitors include Seres Therapeutics, Inc. and Merck & Co, Inc.  For our microbiome program more generally, our competitors include Johnson & Johnson, Novartis International AG, Abbvie Inc. and Pfizer Inc. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We do not own or operate, and currently have no plans to establish, any manufacturing facilities. We currently rely, and expect to continue to rely, on third parties for the manufacture of our product candidates for pre-clinical and clinical testing, as well as for commercial manufacture of any products that we may commercialize.

Financial Information

We have not derived any revenue from product sales to date as it currently has no products.

Research and Development Expense

Our research and development expenses, excluding stock-based compensation expense, was $15,100,205 for fiscal year 2015, of which $10,810,517 was expended on the HBV Program and $4,296,309 was expended on our Microbiome Program, offset by $6,621 credit due to termination of VEN 307 study in 2014.

Employees

As of March 7, 2016, we had 51 employees, and various consultants and multiple research contract research organizations with whom we have contracted.

Corporate History

We were incorporated in Delaware in October 2005 under the name South Island Biosciences, Inc. (which was changed to Ventrus Biosciences, Inc. in April 2007). On July 11, 2014, we merged with Assembly Pharmaceuticals, Inc., a private company (the “Merger”). In connection with the Merger, we changed our name from Ventrus Biosciences, Inc. to Assembly Biosciences, Inc.

Corporate Information

Our principal executive office is at 101 Sixth Avenue, Ninth Floor, New York, NY, 10013. Our telephone number is (646) 706-5208.

Available Information

Our website address is www.assemblybio.com. We routinely post, or have posted, important information for investors on our website in the “Investor Relations” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investor Relations” section of our website, in addition to following our press releases, SEC filings, presentations and webcasts. We make available free of charge through our website our press releases, Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the Securities and Exchange Commission.

The information contained on our website is not a part of, and should not be construed as being incorporated by reference, into this report.

Information about Segments and Geographic Areas

In accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification, or ASC, Topic 280, Segment Reporting, we have determined that we operate as one operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis. Our operations and assets are predominantly located in the United States.

Item 1A. Risk Factors

This report contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those discussed in this report. Factors that could cause or contribute to these differences include, but are not limited to, those discussed below and elsewhere in this report and in any documents incorporated in this report by reference.

You should carefully consider the following risk factors, together with all other information in this report, including our financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Business

We have no approved products and currently are dependent on the success of our HBV and Microbiome programs.

To date, we have no approved product on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome therapies. Unless and until we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any licensing fees and any future securities offerings or debt financings and any fees we may generate from out-licensing or other strategic arrangements.

In addition, all of our product candidates are in an early stage of development and their risk of failure is high. The data supporting our drug discovery and development programs are derived from either laboratory or pre-clinical studies. We cannot predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV and microbiome programs, both of which are in late pre-clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any of our other product candidates we may subsequently identify.

Our lead compounds for HBV and microbiome therapies are our only current product candidates. Both are in preclinical development. Neither of our current product candidates has advanced into a pivotal study, and it may be years before such a study is initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. In addition, we have terminated our programs related to our three prior product candidates. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of December 31, 2015, the combined company had an accumulated deficit of $164.0 million. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, preclinical studies and clinical trial activities. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

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

Preclinical models may not be representative of disease behavior in clinical studies. Results of earlier clinical studies and trials may not be predictive of future clinical trial results and preclinical testing and clinical trials involve a lengthy and expensive process with an uncertain outcome.

The results of preclinical models may not be representative of disease behavior in a clinical setting and thus may not be predictive of the outcomes of our clinical trials. In addition, the results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials and the results of any study or trial for any of our product candidates may not be as positive as the results for any prior studies or trials, if at all. For example, in late June 2012, we reported that our second Phase III randomized, double-blind, placebo-controlled clinical trial of iferanserin in patients with hemorrhoidal disease did not meet its endpoints, despite favorable Phase II trial results. We also reported in February 2014 that our Phase III clinical trial for diltiazem for the treatment of anal fissures demonstrated no significant improvement compared to placebo despite favorable results in a prior Phase III trial. Based on these unfavorable clinical results, we decided to cease development of these two prior product candidates. These risks apply to our planned development of our current and any other product candidates.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core Protein Allosteric Modulators, or CpAMs, which is a clinically unproven mechanism of action. The development of our CpAM technology is in the early stages, and the commercial feasibility and acceptance of our CpAM technology are unknown. Similarly, the technology for our microbiome therapy is in preclinical development.

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

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV therapy and our microbiome platform as well as initiate any development of any other product candidate and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations into the fourth quarter of 2017. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV therapy and our microbiome program. Thereafter, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to raise capital, we could be forced to discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The total amount of all potential future milestone payments at December 31, 2015 is $825,000. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC, from whom we have licensed our microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to our microbiome program. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

Our collaboration with Adam Zlotnick, the scientific founder of our HBV research program is advantageous. If that collaboration is not maintained, we may not be able to capitalize on the market potential of our HBV cure program.

Dr. Adam Zlotnick is the founder of our HBV research program. We have entered into a three-year consulting agreement with Dr. Zlotnick, the initial term of which expires on July 11, 2017, pursuant to which he serves as the Chairman of our Scientific Advisory Board and provides consulting services as we request. Dr. Zlotnick could refuse to extend the agreement after its expires on July 11, 2017 or we could terminate the consulting agreement for cause or no cause. Although Dr. Zlotnick assigned to us any rights to intellectual property related to our HBV therapy that arise during the term of the consulting agreement, and while the consulting agreement contains a non-compete during the term of the agreement, the loss of Dr. Zlotnick’s services could materially impair our ability to further the development of our HBV therapy program.

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

Research, development and commercialization goals may not be achieved in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the regulatory approval process. As a result, there can be no assurance that we or any collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

Unforeseen safety issues could hinder the development of our product candidates and their adoption, if approved.

Safety issues could arise during development of our product candidates, which might delay testing or prevent further development entirely. Unforeseen safety issues could emerge in any future study or trial of our HBV or microbiome product candidates, which could severely hamper the likelihood of FDA or other regulatory approval of any such product candidate. If any of these events were to occur, the development of any product candidate could be significantly delayed and become more expensive than anticipated, and could lead us to abandon our development efforts entirely, any of which would have a significant adverse effect on our business.

If a product is approved, any limitation on use that might be necessary due to safety issues could hinder its adoption in the marketplace. In addition, if any product is approved, it could be used against any instructions that we publish that limit its use, which could subject us to litigation.

We lack suitable facilities for certain preclinical and clinical testing and expect to rely on third parties to conduct some of our research and preclinical testing and our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such research, testing or trials.

We do not have sufficient facilities to conduct all of our anticipated preclinical and clinical testing. As a result, we expect to contract with third parties to conduct most or all preclinical and clinical testing required for regulatory approval for our product candidates. We currently plan to outsource all clinical testing to third parties and will be reliant on the services of these third parties to conduct studies on our behalf. If we are unable to retain or continue with third parties for these purposes on acceptable terms, we may be unable to successfully develop our product candidates. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our product candidates for regulatory approval, which would impair our financial condition and business prospects.

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

We do not have and do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our own product candidates for use in our planned clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA approval, we will rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on any future source to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance might be materially affected.

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

We may not have or be able to obtain the same resources and experience as our competitors. If we are unable to perform these tasks effectively and efficiently, our results of operations might be materially adversely affected.

Developments by competitors might render our product candidates or technologies obsolete or non-competitive.

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV and CDI is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, CDI or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

If we are not able to develop collaborative marketing relationships with licensees or partners, or create effective internal sales, marketing, and distribution capability, we might be unable to market our products successfully.

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

The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payers and others in the medical community.

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

•	the actual or perceived safety and efficacy of the products, and advantages over alternative treatments;
•	the pricing and cost-effectiveness of our products relative to competing products or therapies;
•	the labeling of any approved product;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product's approved labeling;
•	the emergence, and timing of market introduction, of competitive products;
•	the effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and
•	the availability of third-party insurance coverage or governmental reimbursement.

Even if a potential product displays a favorable efficacy and safety profile in preclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Any failure to achieve market acceptance for our product candidates will harm our business, results and financial condition.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other significant personnel or experience increases in our compensation costs, our business might materially suffer.

We are highly dependent on the services of our Chief Executive Officer and President, Derek Small, our Chief Medical Officer and Vice President of Research and Development, Dr. Uri Lopatin, our Chief Scientific Officer, Dr. Richard Colonno, our Chief Discovery Officer, Lee D. Arnold, our Chief Development Officer and Head of Microbiome, Thomas E. Rollins, and our Chief Financial Officer and Chief Operating Officer, David J. Barrett. Our employment agreements with Mr. Small, Dr. Lopatin, Dr. Colonno, Dr. Arnold, Mr. Rollins and Mr. Barrett do not ensure their retention. This is also true for our other management team members, both present and future.

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

As of March 7, 2016, we had 51 employees, and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV therapy and our microbiome program or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

We might not successfully manage our growth.

Our success will depend upon the expansion of our operations and the effective management of our growth, which will place a significant strain on our current and future management and other administrative and operational resources. To manage this growth, we may need to expand our facilities, augment our operational, financial and management systems and hire and train additional qualified personnel. If we are unable to manage our growth effectively, our business would be harmed.

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

If we, our collaborators, or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in, among other things, delays in the approval of applications or supplements to approved applications; refusal by a regulatory authority, including the FDA, to review pending market approval applications or supplements to approved applications; untitled letters or warning letters; fines; import and export restrictions; product recalls or seizures; injunctions; total or partial suspension of production; civil penalties; withdrawals of previously approved marketing applications; recommendations by the FDA or other regulatory authorities against governmental contracts; and/or criminal prosecutions.

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

The regulations that govern marketing approvals, pricing and reimbursement for new medicines vary widely from country to country. In the U.S., recently enacted legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a medicine before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a medicine in a particular country, but then be subject to price regulations that delay our commercial launch of the medicine, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the medicine in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

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

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. Third party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved product candidates that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

In the U.S. and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

We face the risk of product liability claims and might not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ product candidates or approved drugs, if any, harms people, we might be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We expect to obtain clinical trial insurance for our product candidates prior to beginning clinical trials. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we obtain, if any, in the future might not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. Any successful product liability claims or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, although our licensors have filed patent applications, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

If we fail to comply with our obligations under our license agreements, we could lose rights to our product candidates or key technologies.

We have obtained rights to develop, market and sell some of our product candidates through intellectual property license agreements with third parties, including IURTC and Therabiome. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under our license agreements, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

We may incur substantial costs as a result of litigation or other proceedings relating to patent and other intellectual property rights.

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. There is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party's activities do not infringe our rights to such patents. If we were not successful in defending our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

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

If our employees, or consultants breach their confidentiality obligations, to be able to enforce these confidentiality provisions, we would need to know of the breach and have sufficient funds to enforce the provisions. We cannot assure you that we would know of or be able to afford enforcement of any breach. In addition, such provisions are subject to state law and interpretation by courts, which could limit the scope and duration of these provisions. Any limitation on or non-enforcement of these confidentiality provisions could have an adverse effect on our business.

We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.

Our success will depend in part on our ability to operate without infringing the proprietary rights of third parties. Our competitors may have filed, and may in the future file, patent applications covering products and technologies similar to ours. Any such patent application may have priority over our patent applications, which could further require us to obtain rights from third parties to issued patents covering such products and technologies. We cannot guarantee that the manufacture, use or marketing of any product candidates that we develop will not infringe third-party patents.

A third party may claim that we are using inventions covered by the third party's patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. Patent litigation is costly and time consuming. We may not have sufficient resources to address these actions, and such actions could affect our results of operations and divert the attention of managerial and scientific personnel.

If a patent infringement suit were brought against us, we may be forced to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party's intellectual property, unless that third party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue development, manufacture or sale of our products. If we are unable to obtain a license or develop or obtain non-infringing technology, or if we fail to defend an infringement action successfully, or if we are found to have infringed a valid patent, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates, any of which could harm our business significantly.

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

Since we went public on December 22, 2010 and through March 7, 2016, the closing price of our common stock has fluctuated between $4.30 and $101.25 (after giving effect to the 1-for-5 reverse stock split effected on July 11, 2014), with significant volatility after we announced on June 25, 2012 that our prior product candidate iferanserin failed to meet the endpoints of our Phase III trial, and after we announced in February 2014 that our prior product candidate diltiazem demonstrated no significant improvement compared to placebo. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At March 7, 2016, our executive officers, directors and one of our founders beneficially owned approximately 28.3% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 68.4% of our outstanding voting common stock Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions in New York, NY under an agreement with a monthly lease payment of $10,130 that expires in August 2016. We also lease office space in Carmel, IN under a lease agreement that expires in June 2021. The leased locations in New York, NY and Carmel, IN are for corporate and administrative functions supporting both the HBV and Microbiome Programs and are adequate for our current needs.

We lease office and laboratory space in San Francisco, California under a sublease that expires in December 2017. We believe these leased facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed. Research activities for the HBV program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN. We believe these leased facilities are adequate for our current needs.

Item 3. Legal Proceedings

We are not a party to any material legal proceedings at this time. From time to time, we may be subject to various legal proceedings and claims that arise in the ordinary course of our business activities. Although the results of litigation and claims cannot be predicted with certainty, we do not believe we are party to any claim or litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse effect on us because of defense and settlement costs, diversion of management resources and other factors.

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

	2015		2014
	High	Low	High	Low
First quarter	$17.00	$7.25	$23.45	$6.10
Second quarter	$20.50	$12.08	$8.30	$4.25
Third quarter	$19.91	$9.22	$9.68	$6.40
Fourth quarter	$11.49	$7.22	$9.47	$6.51

On March 7, 2016, the closing price for the common stock as reported on the NASDAQ Capital Market was $6.00.

Holders of Record

As of March 7, 2016, there were 113 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividends

We currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business.

Comparative Stock Performance Graph

The information included under the heading “Comparative Stock Performance Graph” in this Item 5 of Part II of this Form 10-K shall not be deemed to be “soliciting material” or subject to Regulation 14A or 14C, shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act or the Exchange Act.

Set forth below is a graph comparing the total cumulative returns of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in our common stock and each of the indices on December 31, 2010 and that all dividends, if any, are reinvested.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Assembly Biosciences, Inc.	$100	$121	$32.63	$57.7	$23.75	$22.69
NASDAQ Composite Index	$100	$98.2	$113.82	$157.44	$178.53	$188.75
NASDAQ Biotechnology Index	$100	$111.72	$147.61	$244.35	$327.02	$364.82

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2015 with respect to our equity compensation plans :

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders:
2014 Stock Incentive Plan	2,479,666	$9.56	8,245
2010 Equity Incentive Plan	266,467	$8.14	488,992
Option assumed in Assembly Pharmaceuticals Merger	621,651	$2.22	-

Equity compensation plans not approved by our stockholders:
Consultant Warrants	16,909	$30.81	-
Total	3,384,693		497,237

Our equity compensation plan consists of the 2014 Stock Plan and 2010 Plan which were approved by our stockholders. Our equity compensation arrangements that have not been approved by our stockholders consist of warrants to purchase shares of our common stock issued to: Paramount BioCapital as placement agent in our 2008 common stock offering; S.L.A. Pharma to whom we issued a warrant for 13,605 shares of common stock as part of an amendment to the license agreement between us and S.L.A. Pharma for VEN 307 and VEN 308; three consultants; National Securities Corporation as placement agent in our 2010 convertible note offering; the underwriters of our initial public offering and warrants issued to Torreya Capital, our financial advisor in the Merger.

Shelf Registration

On December 30, 2015, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016. Under this shelf registration process, we may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $150,000,000. The amount to be registered under the shelf registration consists of up to $150,000,000 of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of us as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the registration statement, as the case may be. We have not issued any securities under this registration statement.

Item 6. Selected Financial Data

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the notes thereto included elsewhere in this report.

	December 31,
	2015	2014	2013	2012	2011
(In thousands)
Balance Sheet Data:
Total assets	$133,744	$71,225	$27,132	$20,556	$37,046
Total stockholders’ equity	118,742	58,571	24,494	17,810	34,533

Statement of Operations Data:
Operating expenses	$29,656	$23,956	$19,605	$24,855	$34,002
Loss from operations	(29,656)	(23,956)	(19,605)	(24,855)	(34,002)
Interest income	1,229	167	201	65	76
Interest expense	-	-	-	-	(419)
Realized loss from marketable securities	(27)	-	-	-	-
Net loss	$(28,454)	$(23,789)	$(19,404)	$(24,790)	$(34,345)
Unrealized loss on marketable securities	(822)	-	-	-	-
Loss per Shares Data:
Basic and dilutive loss per share data	$(1.81)	$(3.40)	$(5.00)	$(9.74)	$(17.86)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth in this Form 10-K under “Item 1A. Risk Factors.”

Overview

We are a biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and novel class of oral biological therapeutics, which are deigned to restore health to a dysbiotic microbiome. The company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing several drug candidates that inhibit multiple viral targets throughout the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBc functions. The Company’s Microbiome Program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under cGMP conditions, and a patent pending delivery system, GEMICELTM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal, or GI tract. The lead program from this platform is in development for the treatment of C. difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates.

The target of our HBV program is to develop novel drugs that achieve higher cure rates than current therapies. To achieve this goal, we are developing a series of new compounds, known as core protein allosteric modulators, or CpAMs, with the potential to modulate the HBV core protein- -at multiple points in the viral lifecycle.

Our Microbiome Program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under cGMP conditions, and a patent pending delivery system, GEMICELTM, which allows for targeted oral delivery of live biologic as well as conventional therapies to the lower GI tract. The lead program from this platform, AB-M101, is in development for the treatment of CDI.

On July 11, 2014, Assembly Biosciences merged with a private company Assembly Pharmaceuticals, Inc., which was founded in 2012. The Merger resulted in a shift in strategic focus, the addition of a new lead drug development program for us, and changes in personnel. In connection with the Merger, our Board of Directors and stockholders approved a 1-for-5 reverse stock split of our common stock. The reverse stock split became effective on July 11, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverses stock split, including reclassifying an amount equal to the reduction in par value of common stock to the additional paid-in capital. In connection with the Merger, the shares of common stock issued and outstanding of Assembly Pharmaceuticals were converted into an aggregate of 4,008,848 shares of our common stock. Also pursuant to the terms of the Merger, the outstanding options to purchase shares of Assembly Pharmaceuticals’ common stock were assumed by us and became exercisable for an aggregate of 621,651 shares of our common stock. Effective upon the consummation of the Merger, Assembly Acquisition, Inc., our wholly owned subsidiary (the “Merger Sub”) was merged with and into Assembly Pharmaceuticals, with Assembly Pharmaceuticals being the surviving entity and becoming our wholly owned subsidiary.

We accounted for the acquisition of Assembly Pharmaceuticals, Inc. as a business combination under Accounting Standards Codification (“ASC”) 805 with Ventrus Biosciences, Inc. as the accounting acquirer. We determined Ventrus Biosciences, Inc. was the accounting acquirer in accordance with ASC 805-10-25-5 as Ventrus Biosciences, Inc. gained control of Assembly Pharmaceuticals, Inc. upon completion of the Merger. To make this determination, we considered factors as indicated in ASC 805-10-55, including which entity issued equity interest to effect the combination, board of directors’ composition, shareholder ownership, voting control, restrictions on shareholder voting rights, anticipated management positions and the relative size of the two companies.

We have not derived any revenue from product sales to date as we currently have no approved products. We anticipate initiating clinical trials in the second half of 2016 with our microbiome therapy for recurrent CDI and our lead antiviral compound for the treatment of HBV. Once a product has been developed, it will need to be approved for sale by the Federal Food and Drug Administration (FDA) or applicable foreign regulatory agency. Since inception, our operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. We have incurred losses from operations and negative cash flows from operating activities since inception and expect to continue to incur substantial losses for the next several years as we continue our product development efforts. Management believes we currently have sufficient funds to meet our operational requirements for at least the next twelve months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements. We cannot assure such funding will be available on reasonable terms, if at all.

We currently have administrative offices in Carmel, Indiana and New York, New York and research facilities in Bloomington, Indiana and San Francisco, California. Research activities for the HBV program are also being conducted at Indiana University at Bloomington, under the aegis of Adam Zlotnick, PhD, Assembly co-founder and head of our HBV Scientific Advisory Board.

Since Assembly’s inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovery and developing our product candidates, establishing initial manufacturing capabilities for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of December 31, 2015, we had an accumulated deficit of $163,965,905. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third party costs, to each of our programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	YE 2014	YE 2015
HBV	$2,536,377	$10,810,517
Microbiome	$1,559,136	$4,296,309
Diltiazem	$3,913,887	$(6,621)
Stock- Based Compensation	$2,707,337	$3,257,732

Diltiazem was a prior product candidate that the Company is no longer developing. Since the Merger in July 2014, the HBV platform and Microbiome platform are the sole focus of our company.

The successful discovery and development of our product candidates are highly uncertain. As such, at this time, we cannot reasonably estimate, or know the nature, timing and estimated costs, of the efforts that will be necessary to complete the remainder of their development. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	successful completion of preclinical development and initiation of clinical development for each of the HBV and microbiome programs;
•	establishing an appropriate safety profile with IND-enabling toxicology studies;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the products following approval and wide use.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the U.S. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and judgments, including those described in greater detail below. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Marketable Securities

We have designated marketable securities as of December 31, 2015 as available-for-sale securities and measure these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive income (loss), and as a component of stockholders' equity until their disposition. We review all available-for-sale securities at each period end to determine if they remain available-for-sale based on then current intent and ability to sell the security if it is required to do so.

Marketable securities are subject to a periodic impairment review. We may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Our intangible assets with an indefinite life are related to in-process research and development ("IPR&D") programs acquired in the Merger, as we expect future research and development on these programs to provide us with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

We review goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. We test goodwill and indefinite-lived intangible assets each year on October 1. We review the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. We make assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. We considered the adverse changes in the overall biotechnology sector and decline in our stock price to be triggering events as of December 31, 2015.  Therefore, in addition to our annual goodwill impairment test as of October 1, 2015, we also performed a goodwill impairment test as of December 31, 2015.  As of October 1, 2015 and December 31, 2015, the fair value of the Company’s reporting unit was in excess of carrying value for all scenarios that were tested.

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

Impairment of Long-lived Assets

We monitor the carrying value of long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. We deemed there was no impairment of long-lived assets during the years ended December 31, 2015 and 2014.

Fair Value Measurements

We follow accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial instruments:

Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires us to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that we or holders of the instruments could realize in a current market exchange.

Stock-Based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) ASC Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for stock-based compensation. We recognize stock-based compensation expense related to stock options granted to employees and directors for their services on the Board of Directors based on the estimated fair value of each stock option on the date of grant, net of estimated forfeitures, using the Black-Scholes option-pricing model. The grant date fair value of awards subject to service-based vesting, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. In accordance with the ASC 718, stock options subject to both performance- and service-based vesting conditions are recognized using an accelerated recognition model if achievement of the performance requirements is considered to be probable.

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

We use the Black-Scholes option pricing model to estimate the fair value of stock option awards using various assumptions that require management to apply judgment and make estimates, including:

•	the expected term of the stock option award, which we calculate using the simplified method, as prescribed by the Securities and Exchange Commission Staff Accounting Bulletin No. 107, Share-Based Payment, as we have insufficient historical information regarding our stock options to provide a basis for an estimate;
•	the expected volatility of the underlying common stock, which we estimate based on the standard deviation of our underlying stock price's daily logarithmic returns since December 17, 2010, and then weighted after the historical volatility of a representative group of publicly traded biopharmaceutical companies with similar characteristics to us, including development candidates in earlier stages of drug development and areas of therapeutic focus;
•	the risk-free interest rate, which we based on the yield curve of U.S. Treasury securities with periods commensurate with the expected term of the options being valued;
•	the expected dividend yield, which we estimate to be zero based on the fact that we have never paid cash dividends and have no present intention to pay cash dividends; and
•	the fair value of our common stock on the date of grant.

If factors change and different assumptions are used, our stock-based compensation expense could be materially different in the future.

In addition to the assumptions used in our Black-Scholes option-pricing model, the amount of stock option expense we recognize in our consolidated statements of operations and comprehensive loss includes an estimate of stock option forfeitures. Under ASC 718, we are required to estimate the level of forfeitures expected to occur and record compensation expense only for those awards that we ultimately expect will vest. Due to the lack of historical forfeiture activity, we expect to estimate our forfeiture rate based on data from our representative group of companies. Changes in the estimated forfeiture rate can have a significant impact on our stock-based compensation expense as the cumulative effect of adjusting the rate is recognized in the period the forfeiture estimate is changed. For example, if a revised forfeiture rate is higher than the previously estimated forfeiture rate, an adjustment is made that will result in a decrease to the stock-based compensation expense recognized in the consolidated financial statements. If a revised forfeiture rate is lower than the previously estimated forfeiture rate, an adjustment is made that will result in an increase to the stock-based compensation expense recognized in our consolidated financial statements. To date our forfeitures have not been material.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have contractual and commercial obligations under our operating leases and other obligations related to research and development activities, purchase commitments and licenses. The following table summarizes our future contractual obligations and commercial commitments at December 31, 2015.

	Less than 1 year	1-2 years
Operating leases	$1,676,000	$1,651,447
R&D and purchase commitments	808,307	183,725
License obligations	425,000	1,050,000
Total contractual obligations	$2,909,307	$2,885,172

In general, milestone and royalty payments associated with certain license agreements have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. The milestone payments included in the table of contractual obligations above are payments we believe are reasonably likely to occur during the indicated time periods.

Results of Operations

General

To date, we have not generated any revenues from operations and, at December 31, 2015, we had an accumulated deficit of approximately $164.0 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Research and Development Expense

Research and development expense was $18,357,937 for the year ended December 2015, an increase of $7,641,200 or 71.3% from $10,716,737 for the same period in 2014. The net increase in research and development expenses was primarily due to an increase of $8,274,140 in research expenses for our HBV program which was started in July 2014, an increase of $2,737,173 for preclinical development of our Microbiome program, additional stock-based compensation of $550,394 due to new options granted to employees and nonemployees, and offset by a decrease of $3,920,507 in expenses due to termination of the VEN 307 study in the second quarter of 2014.

General and Administrative Expense

General and administrative expense was $11,297,693 for the year ended December 2015, a decrease of $1,942,022 or 14.7% from $13,239,715 for the same period in 2014. The primary reason was a decrease of stock-based compensation expense of $3,311,304 due to the decrease of fair value of stock options granted to employees in 2015, offset by an increase of $1,369,282 in general and administrative expenses related to compensation and benefits, severance payments payable over twelve months to our former chief executive officer, bonuses, professional fees and corporate taxes.

Interest Expense and Income

There was no interest expense in 2015 or 2014. Interest income was $1,228,830 for the year ended 2015 compared to $167,653 for the same period in 2014. The interest income for the year ended December 31, 2015 was primarily related to the interest income on corporation bonds.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2015 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of $192.5 million in net proceeds from public offerings and private placements from inception to December 31, 2015.

In January 2014, we sold an aggregate of 92,472 shares of common stock under the amended at-the-market common equity sales program, resulting in net proceeds of approximately $1,763,000.

On October 6, 2014, we sold to various institutional investors an aggregate of 1,959,000 shares of common stock in a registered direct offering. The purchase price paid by the investors was $8.04 per share and an aggregate of approximately $14,963,000 in net proceeds were received. In connection with the offering, we entered into a placement agent agreement with William Blair & Company, L.L.C., who acted as sole placement agent in the offering, and pursuant to which we paid a placement agent fee equal to 5.0% of the gross proceeds of the offering.

On March 19, 2015, we sold to various investors an aggregate of 5,555,555 shares of common stock in a public offering. The purchase price paid by investors was $13.50 per share and an aggregate of $70.4 million (net of underwriting discounts and commissions and offering expenses) was received. In addition, we granted the underwriters a 30-day option to purchase up to an additional 833,333 shares of common stock.

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

Cash Flows for the Two Years Ended December 31, 2015 and 2014

	For the Year Ended December 31,
(In thousands)	2015	2014
Statement of Cash Flows Data:
Total cash (used in)/provided by:
Operating activities	$(18,697)	$(14,974)
Investing activities	(64,855)	277
Financing activities	81,569	16,726

Net (decrease) increase in cash and cash equivalents	$(1,983)	$2,029

Net Cash Used in Operating Activities

Net cash used in operating activities was $18.7 million for the year ended December 31, 2015 and funded our research and development program build out and general and administrative expenses. Net cash used in continuing operations for the year ended December 31, 2015 was primarily driven by a $28.5 million net loss and offset by $7.9 million non-cash expense recorded for the stock-based compensation, plus a $1.8 million increase in cash from changes in operating assets and liabilities. Net cash used in continuing operations for the year ended December 31, 2014 was primarily driven by a $23.8 million net loss and a $2.5 million decrease in cash from changes in operating assets and liabilities, and offset by the $10.6 million non-cash expense recorded for stock-based compensation and $0.7 million non-cash expense recorded for the issuance of warrants for services.

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities from continuing operations for the year ended December 31, 2015 was primarily due to a purchase of $69.8 million of marketable securities and offset by a $5.0 million of redemption of marketable securities during the year. Net cash provided by investing activities from continuing operations for the year ended December 31, 2014 for $0.3 million was primarily from cash acquired in business combination of $0.5 million offset by purchase of $0.1 million of fixed assets and collection of $0.1 million of security deposits.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2015 was primarily generated by the net proceeds of $81.0 million from our public offering and $0.6 million from the exercise of stock options to purchase 76,422 shares of common stock. Net cash provided by financing activities during the year ended December 31, 2014 consisted of the sale of 2,051,472 shares of common stock for net proceeds of $16.7 million.

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

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in March and April 2015. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Recent Accounting Pronouncements

See Note 2 of notes to the consolidated financial statements for a discussion of recent accounting standards and pronouncements.

Cautionary Statement

We operate in a highly competitive environment that involves a number of risks, some of which are beyond our control. The following statement highlights some of these risks. For more detail, see “Item 1A. Risk Factors.”

Statements contained in this Form 10-K that are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our preclinical studies and clinical trials; our ability to obtain FDA approval of our product candidates; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products; our ability to sell any approved products and the price we are able realize; our ability to obtain future funding on acceptable terms; our ability to retain and hire necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2015 or 2014.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2015, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2015 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2015. The report of Ernst & Young LLP is included with the financial statements appended to this Form 10-K pursuant to Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2015 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2015, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

Our Board has adopted a Code of Ethics for our principal executive officer and all senior financial officers and a Code of Conduct applicable to all of our employees and our directors. Both Codes are available under the Investor Relations—Corporate Governance section of our website at www.assemblybio.com. If we make any substantive amendments to, or grant any waivers from, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2015.

ITEM 11.	Executive Compensation

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the table regarding equity compensation plans, which is included in Part II Item 5 of this Annual Report on Form 10-K, the information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 13.	Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 14.	Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 15.	Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
1.1	Underwriting Agreement, dated March 19, 2015, by and Assembly Biosciences, Inc. and Credit Suisse Securities (USA) LLC and William Blair & Company, LLC, as representatives of the several underwriters named therein.	8-K	03/19/2015	1.6
3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010.	S-1/A	11/16/2010	3.1
3.2	Amended and Restated Bylaws dated July 12, 2010.	S-1	07/20/2010	3.2
3.3	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Ventrus Biosciences, Inc. filed on January 30, 2013.	8-K	01/30/2013	4.14
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
4.2	Form of Warrant issued to investors between June and September 2008.	S-1	07/20/2010	4.3
4.3	Warrants issued to Paramount Credit Partners, LLC on January 23, March 25, June 1 and June 24, 2009.	S-1/A	10/04/2010	4.5
4.4	Form of Warrant issued to investors in February and March, 2010.	S-1/A	10/04/2010	4.8
4.5	Form of Warrant issued to investors in May 2010.	S-1/A	10/04/2010	4.9
4.6	Form of Placement Agent Warrant issued to Paramount BioCapital, Inc. on March 11, 2008.	S-1	07/20/2010	4.10
4.7	Placement Agent Warrants issued to National Securities Corporation on February 26, March 31 and May 6, 2010, as amended October 28, 2010 and November 30, 2010.	S-1/A	12/06/2010	4.11
4.8	Warrant issued to S.L.A. Pharma AG on August 30, 2010.	S-1/A	10/04/2010	4.12
4.9	Form of underwriters warrant dated December 22, 2010.	S-1/A	12/06/2010	4.13
10.1*	Exclusive License Agreement dated March 23, 2007 by and between S.L.A. Pharma AG and Paramount Biosciences, LLC, as amended on July 24, 2008, November 20, 2008, June 1, 2009, December 18, 2009 and June 24, 2010 and letter agreements dated October 27, 2008, November 20, 2008 and January 22, 2009.	S-1/A	11/16/2010	10.1
10.2	Assignment and Assumption Agreement dated August 2, 2007, by and between Paramount Biosciences LLC and Ventrus Biosciences, Inc.	S-1	07/20/2010	10.2
10.3	Amended and Restated Employment Agreement dated July 19, 2010 by and between Russell H. Ellison and Ventrus Biosciences, Inc.	8-K	07/20/2010	10.5
10.4	Amendment No. 6, dated August 30, 2010, to Exclusive License Agreement by and between S.L.A. Pharma AG and Paramount Biosciences, LLC (assigned to Ventrus Biosciences).	S-1/A	10/04/2010	10.10
10.5	Amendment No. 7, dated June 6, 2011, to Exclusive License Agreement by and between S.L.A. Pharma AG and Paramount Biosciences, LLC (assigned to Ventrus Biosciences).	S-1	06/06/2011	10.16
10.6	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and Dr. Russell H. Ellison.	8-K	01/16/2014	10.20
10.7	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and David J. Barrett.	8-K	01/16/2014	10.21
10.8*	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.	10-K	03/31/2014	10.22
10.9#	Amendment dated July 11, 2014, to Employment Agreement, effective as of December 22, 2013 between Ventrus Biosciences, Inc. and Russell H. Ellison.	8-K	07/14/2014	10.23
10.10#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Derek A. Small.	8-K	07/14/2014	10.24
10.11#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Uri A. Lopatin.	8-K	07/14/2014	10.25
10.12#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Lee D. Arnold	8-K	07/14/2014	10.26

10.13*	Exclusive License Agreement with Indiana University Research and Technology Corporation	10-Q	11/17/2014	10.29
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

# Represents management compensatory plan, contract or arrangement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 11, 2016	By:	/s/ Derek Small
	Name:	Derek Small
	Title:	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek Small and David J. Barrett, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek Small	President, Chief Executive Officer and Director	March 11, 2016
Derek Small	(Principal Executive Officer)

/s/ David J. Barrett	Chief Financial Officer and Chief Operating Officer	March 11, 2016
David J. Barrett	(Principal Financial and Accounting Officer)

/s/ Anthony E. Altig	Director	March 11, 2016
Anthony E. Altig

/s/ Mark Auerbach	Director	March 11, 2016
Mark Auerbach

/s/ Richard DiMarchi	Director	March 11, 2016
Richard DiMarchi

/s/ Myron Z. Holubiak	Director	March 11, 2016
Myron Z. Holubiak
/s/ Alan Lewis Alan Lewis	Director	March 11, 2016

/s/ William Ringo	Director	March 11, 2016
William Ringo

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

F-1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Assembly Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Assembly Biosciences, Inc. and Subsidiary as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Assembly Biosciences, Inc. and Subsidiary at December 31, 2015, and the consolidated results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Assembly Biosciences, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New York, New York

March 11, 2016

F-2

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Assembly Biosciences, Inc.

We have audited Assembly Biosciences, Inc. and Subsidiary’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Assembly Biosciences Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Assembly Biosciences, Inc. and Subsidiary maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Assembly Biosciences, Inc. and Subsidiary as of December 31, 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended of Assembly Biosciences, Inc. and Subsidiary and our report dated March 11, 2016 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

New York, New York

March 11, 2016

F-3

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Assembly Biosciences, Inc.

We have audited the accompanying consolidated balance sheet of Assembly Biosciences, Inc. and subsidiary (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Assembly Biosciences, Inc. and subsidiary as of December 31, 2014 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 12, 2015

F-4

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$27,107,526	$29,091,113
Marketable securities, at fair value	40,556,652	-
Other current assets	704,287	125,284
Total current assets	68,368,465	29,216,397

Long-term assets
Marketable securities	23,392,129	-
Property, plant and equipment, net	148,609	156,441
Security deposits	197,158	115,005
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,737,350
Total long-term assets	65,376,032	42,008,796
Total assets	$133,744,497	$71,225,193

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,363,698	$907,601
Accrued expenses	2,039,204	146,420
Total current liabilities	3,402,902	1,054,021

Long-term liabilities
Deferred tax liabilities	11,600,000	11,600,000
Total long-term liabilities	11,600,000	11,600,000
Total liabilities	15,002,902	12,654,021

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,225,662 and 10,672,059 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	17,226	10,672
Additional paid-in capital	283,511,859	194,072,572
Accumulated other comprehensive loss	(821,585)	-
Accumulated deficit	(163,965,905)	(135,512,072)
Total stockholders' equity	118,741,595	58,571,172
Total liabilities and stockholders' equity	$133,744,497	$71,225,193

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2015	2014
Operating expenses:
Research and development	$18,357,937	$10,716,737
General and administrative	11,297,693	13,239,715
Total operating expenses	29,655,630	23,956,452
Loss from operations	(29,655,630)	(23,956,452)

Other income
Interest and other income	1,228,830	167,653
Realized loss from marketable securities	(27,033)	-
Total other income	1,201,797	167,653
Net loss	$(28,453,833)	$(23,788,799)

Unrealized loss on marketable securities	(821,585)	-
Comprehensive loss	$(29,275,418)	$(23,788,799)

Net loss per share, basic and diluted	$(1.81)	$(3.40)

Weighted average common shares outstanding, basic and diluted	15,702,646	6,998,875

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Preferred Stock		Additional	Common Stock	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Issuable	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2013	4,146,779	$4,147	44,000	$44	$135,844,320	$368,750	$-	$(111,723,273)	$24,493,988
Proceeds from common stock sold, net of costs	2,051,472	2,051	-	-	16,723,895	-	-	-	16,725,946
Issuance of common stock for business combination	4,008,808	4,009	-	-	29,060,139	-	-	-	29,064,148
Issuance of common stock in exchange for restricted stock units	25,000	25	-	-	368,725	(368,750)	-	-	-
Conversion of preferred stock to common stock	440,000	440	(44,000)	(44)	(396)	-	-	-	-
Fair value of options assumed	-	-	-	-	758,948	-	-	-	758,948
Issuance of warrants for services	-	-	-	-	679,447	-	-	-	679,447
Stock-based compensation	-	-	-	-	10,637,494	-	-	-	10,637,494
Net loss	-	-	-	-	-	-	-	(23,788,799)	(23,788,799)
Balance as of December 31, 2014	10,672,059	$10,672	-	$-	$194,072,572	$-	$-	$(135,512,072)	$58,571,172
Proceeds from common stock sold, net of underwriters' discounts and cost	6,388,888	6,389	-	-	81,008,600	-	-	-	81,014,989
Exercise of stock options	76,422	77	-	-	554,191	-	-	-	554,268
Cashless exercise of warrants	88,293	88	-	-	(88)	-	-	-	-
Stock-based compensation	-	-	-	-	7,876,584	-	-	-	7,876,584
Change in unrealized loss on marketable securities	-	-	-	-	-	-	(821,585)	-	(821,585)
Net loss	-	-	-	-	-	-	-	(28,453,833)	(28,453,833)
Balance as of December 31, 2015	17,225,662	$17,226	-	$-	$283,511,859	$-	$(821,585)	$(163,965,905)	$118,741,595

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2015	2014
Cash flows from operating activities
Net loss	$(28,453,833)	$(23,788,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64,989	10,974
Stock-based compensation	7,876,584	10,637,494
Realized loss from marketable securities	27,033	-
Loss on sale of fixed assets	954	-
Issuance of warrants for services	-	679,447
Changes in operating assets and liabilities:
Other current assets	(555,849)	(54,472)
Accounts payable	456,097	(2,481,917)
Accrued expenses	1,968,844	23,771
Security deposits	(82,153)	-
Net cash used in operating activities	(18,697,334)	(14,973,502)

Cash flows from investing activities
Purchase of fixed assets	(58,261)	(149,963)
Sale of fixed assets	150	-
Cash acquired in business combination	-	509,363
Security deposits collected	-	(81,999)
Purchases of marketable securities	(69,781,176)	-
Redemption of marketable securities	4,983,777	-
Net cash (used in) provided by investing activities	(64,855,510)	277,401

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	81,014,989	16,725,946
Proceeds from exercise of stock options	554,268	-
Net cash provided by financing activities	81,569,257	16,725,946

Net (decrease) increase in cash and cash equivalents	(1,983,587)	2,029,845
Cash and cash equivalents at beginning of year	29,091,113	27,061,268
Cash and cash equivalents at end of year	$27,107,526	$29,091,113

Supplemental disclosure of cash flow information:
Cashless exercise of warrants	$88	$-
Change in unrealized loss on marketable securities available-for-sale	$821,585	$-
Issuance of common stock in exchange for restricted stock units	$-	$368,750
Conversion of preferred stock to common stock	$-	$440

Supplemental disclosure of non-cash activities:
Assembly business combination
Other current assets	$-	$(23,540)
Equipment, net	-	(10,350)
Intangible assets	-	(29,000,000)
Goodwill	99,214	(12,737,350)
Security deposits	-	(16,606)
Accounts payable and accrued expenses	(99,214)	874,113
Share exchange - business combination	-	29,064,148
Fair value of vested options and restricted stock units - in connection with business combination	-	758,948
Deferred tax liability	-	11,600,000
Cash acquired in business combination	$-	$509,363

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (“Assembly” or the “Company”) is a biotechnology company advancing two innovative platform programs: a new class of oral drugs for the treatment of hepatitis B virus (HBV) infection and novel class of oral biological drugs, which are designed to restore health to a dysbiotic microbiome. The Company’s HBV-cure program is aimed at increasing the current low cure rates for patients with HBV and is pursuing multiple drug candidates that inhibit multiple viral targets throughout the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBc functions. The Company’s Microbiome Program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under cGMP conditions, and a patent pending delivery system, GEMICELTM, which allows for targeted oral delivery of live biologic as well as conventional therapies to the lower GI tract. The lead program from this platform, AB-M101, is in development for the treatment of C. difficile- infections (CDI).

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

2014 Highlights

On July 11, 2014, Nasdaq listed Ventrus Biosciences, Inc. caused its wholly owned subsidiary to merge with and into Assembly Pharmaceuticals, Inc., a private company (the “Merger”), resulting in Assembly Pharmaceuticals, Inc. being the surviving entity and becoming a wholly owned subsidiary of Ventrus Biosciences, Inc. In connection with the Merger, Ventrus Biosciences, Inc. changed its name to Assembly Biosciences, Inc. The Merger resulted in a shift in strategic focus, the addition of a new lead drug development program and changes in personnel. In connection with the Merger, the Company’s Board of Directors and stockholders approved a 1-for-5 reverse stock split of the Company’s common stock. The reverse stock split became effective on July 11, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverse stock split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital. In connection with the Merger, the shares of common stock issued and outstanding of Assembly Pharmaceuticals, were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Merger, the outstanding options to purchase shares of Assembly Pharmaceuticals’ common stock were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock.

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

Liquidity

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company operates in one operating segment and, accordingly, no segment disclosures have been presented herein.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, and the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Reclassification

Certain reclassifications have been made to prior year amounts to conform to the current year presentation. The Company reclassified certain non-cash activities in the consolidated statements of cash flows to conform to the Assembly Pharmaceutical’s final purchase price allocation.

Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at December 31, 2015, exceed federally insured limits.

Marketable Securities

The Company has designated marketable securities as of December 31, 2015 as available-for-sale securities and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive income (loss), and as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in-process research and development ("IPR&D") programs acquired in the Merger, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on October 1. The Company reviews the carrying value of goodwill and indefinite-lived intangible assets utilizing a discounted cash flow model, and, where appropriate, a market value approach is also utilized to supplement the discounted cash flow model. The Company makes assumptions regarding estimated future cash flows, discount rates, long-term growth rates and market values to determine each reporting unit’s estimated fair value. The Company considered the adverse changes in the overall biotechnology sector and decline in the Company’s stock price to be triggering events as of December 31, 2015.  Therefore, in addition to the annual goodwill impairment test as of October 1, 2015, the Company also performed a goodwill impairment test as of December 31, 2015.  As of October 1, 2015 and December 31, 2015, the fair value of the Company’s reporting unit was in excess of carrying value for all scenarios that were tested.

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. The Company performed its annual impairment test as of October 1, 2015 and deemed there was no impairment of long-lived assets during the year ended December 31, 2015.

Business Combinations

The Merger (see Note 3) was made at a price above the fair value of the assets acquired and liabilities assumed including deferred tax liability, resulting in goodwill, based on the Company’s expectations of synergies and other benefits of combining the acquired business. These synergies and benefits include elimination of redundant functions and staffing and use of the Company’s existing infrastructure to expand development of the product candidates of the acquired business in a cost efficient manner.

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value Measurements

The Company follows accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company use the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value our financial instruments:

Level 1: Observable inputs such as unadjusted quoted prices in active markets for identical instruments.

Level 2: Quoted prices for similar instruments that are directly or indirectly observable in the marketplace.

Level 3: Significant unobservable inputs which are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires us to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount that the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable, accounts payable and accrued expenses.

Stock-Based Compensation

The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Warrants

For the purpose of valuing the warrants (see Note 8), the Company used the Black-Scholes option pricing model utilizing the assumptions for risk free interest rate, the expected term, expected volatility, and expected dividend yield.  To determine the risk-free interest rate, the Company utilized the U.S. Treasury yield curve in effect at the time of grant with a term consistent with the expected term of the Company’s awards.  The Company estimated the expected life of the warrants based on the full term of the warrant.   The expected dividend yield reflects the Company’s current and expected future policy for dividends on its common stock.  The expected stock price volatility for the Company’s stock was calculated by examining historical volatilities for publicly traded industry peers as the Company did not have any trading history for its common stock at the time the grants were issued.

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company had adopted the provisions that tax positions must meet a “more-likely-than-not” recognition threshold to be recognized. The Company has no unrecognized tax benefits recorded for the years ended December 31, 2015 and 2014. When an accrual for interest and penalties is required, interest and penalties will be recognized in tax expense. The Company files income tax returns in the U.S. federal jurisdiction and in various states. There are currently no federal income tax examinations in process. Tax years beginning in 2012 are generally subject to examination by taxing authorities, although net operating losses from all years are subject to examinations and adjustments for at least three years following the year in which the attributes are used.

Loss per common share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that was not included in the computation of diluted loss per share at December 31, 2015 and 2014 are as follows:

	Year Ended December 31,
	2015	2014
Warrants to purchase common stock	16,909	270,761
Options to purchase common stock	3,367,784	3,249,651
Total	3,384,693	3,520,412

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments in available-for-sale marketable securities. The Company displays comprehensive loss and its components in the consolidated statements of operations and comprehensive loss.

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

Recent Accounting Pronouncements

In the first quarter of 2015, the Company adopted Accounting Standard Update (“ASU”) 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity issued by the Financial Accounting Standards Board (“FASB”). ASU 2014-08 changes the definition of a discontinued operation to include only those disposals of components of an entity that represent a strategic shift that has (or will have) a major effect on an entity's operations and financial results (e.g., a disposal of a major geographical area, a major line of business, a major equity method investment or other major parts of an entity). The Company’s adoption of ASU 2014-08 did not have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also will result in enhanced disclosures about revenue, provide guidance for transactions that were not previously addressed comprehensively and improve guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. ASU 2014-09 will have no impact on the Company until it begins to generate revenue.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915) — Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. A public entity is required to apply the amendments for annual reporting periods beginning after December 15, 2014, and interim periods therein. An entity should apply the amendments retrospectively for all comparative periods presented. Early adoption is permitted. The guidance was adopted by the Company in the second quarter of 2014. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In June 2014, the FASB issued ASU 2014-12, Compensation-Stock Compensation (Topic 718). ASU 2014-12 clarifies how entities should treat performance targets that can be achieved after the requisite service period of a share-based payment award. The accounting standard is effective for interim and annual periods beginning after December 15, 2015. ASU 2014-12 will have no impact on the Company until it begins to grant performance awards.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-16 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its financial statements and related disclosures.

Note 3 - Assembly Pharmaceuticals, Inc. Transaction

On July 11, 2014, the Company completed the Merger, whereby Assembly Pharmaceuticals became the Company’s wholly-owned subsidiary. Pursuant to the terms of the Merger, the shares of Assembly Pharmaceuticals were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Merger, the options to purchase shares of Assembly Pharmaceuticals were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The allocation of the purchase price to the Assembly balance sheet is shown below:

Cash and cash equivalents	$509,363
Other current assets	23,540
Equipment, net	10,350
IPR&D	29,000,000
Goodwill (as adjusted)	12,638,136
Security deposits	16,606
Total assets	42,197,995

Accrued expenses (as adjusted)	774,899
Deferred tax liability	11,600,000
Total liabilities	12,374,899
Net assets acquired	$29,823,096

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

Note 4 - Marketable Securities

Marketable securities consist of the following as of December 31, 2015:

	December 31, 2015
	Amortized Cost	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$41,126,524	$(569,872)	$40,556,652
	41,126,524	(569,872)	40,556,652

Long-term available-for-sale securities
Government and agency obligations	1,225,000	(3,834)	1,221,166
Municipal bonds	1,596,160	(4,384)	1,591,776
Corporate bonds	20,822,682	(243,495)	20,579,187
	23,643,842	(251,713)	23,392,129
Total	$64,770,366	$(821,585)	$63,948,781

The contractual term to maturity of short-term marketable securities held by the Company as of December 31, 2015 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of December 31, 2015 is from 1 to 2 years.

The fair value of marketable securities was classified into fair value measurement categories as follows:

Quoted prices in active markets for identical assets (Level 1)	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	63,948,781
Significant unobservable inputs (Level 3)	-
Total	$63,948,781

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of December 31, 2015 and are classified as Level 2.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

There were no transfers between levels 1, 2 and 3 for the year ended December 31, 2015.

Note 5 - Goodwill and Intangible Assets

Goodwill

In July 2014, the Company completed its merger with Assembly Pharmaceuticals (see Note 3). The fair value of consideration paid, common stock and assumed options, totaled $29,823,096, which, net of amounts allocated to assets and liabilities acquired at fair value, resulted in an allocation to goodwill (as adjusted) of $12,638,136. The Company only has one operating segment.

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not deductible for income tax purposes since the tax basis is $0. The Company performed an impairment test of the carrying value of the Company’s goodwill at October 1, 2015 and December 31, 2015 and deemed there was no goodwill impairment.

The net book value of goodwill decreased by $99,214 from December 31, 2014 to December 31, 2015, as a result of the adjustment to purchase price accounting within the measurement period.

Intangible Assets

In July 2014, the Company completed its acquisition of Assembly Pharmaceuticals (see Notes 1 and 3). The Company acquired in-process research and development related to Assembly Pharmaceuticals’ technology which is an indefinite lived intangible asset. The Company performed its annual impairment test as of October 1, 2015 and deemed there was no impairment of long-lived assets during the year ended December 31, 2015.

No intangible assets existed prior to the Merger. The change in intangible assets from July 11, 2014 to December 31, 2015 is shown in the table below:

Merger on July 11, 2014	$29,000,000
As of December 31, 2014	$29,000,000
2015 activity	-
As of December 31, 2015	$29,000,000

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		Year Ended December 31,
	Useful life (Years)	2015	2014
Computer hardware and software	3	$84,065	$75,196
Lab equipment	3 to 5	177,782	130,377
Office equipment	3 to 5	1,109	1,109
Total property, plant and equipment		262,956	206,682
Less: Accumulated depreciation and amortization		(114,347)	(50,241)
Property, plant and equipment, net		$148,609	$156,441

Depreciation expense for the years ended December 31, 2015 and 2014 was approximately $65,000 and $11,000, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. There was $883 of accumulated depreciation expense reversed due to the disposal of a fixed asset to Russell Ellison, the Company’s former CEO, in 2015.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	Year Ended December 31,
	2015	2014
Accrued expenses:
Salaries, bonuses and employee benefits	$1,628,975	$-
Severance accrued for former CEO	106,777	-
Research and development expenses	120,700	-
Other	182,752	146,420
Total accrued expenses	$2,039,204	$146,420

Note 8 - Stockholders’ Equity

Common and Preferred Stock Transactions

2014 Activity

In January 2014, the Company sold an aggregate of 92,472 shares of its common stock in its amended at-the-market common equity offering program, resulting in net proceeds of approximately $1.8 million or $19.07 per share.

In February 2014, all 44,000 outstanding shares of the Company’s Series A non-voting convertible preferred stock converted into an aggregate 440,000 shares of common stock.

In July 2014, the Company issued 25,000 shares of common stock upon vesting of the restricted stock units.

On October 6, 2014, the Company sold to various institutional investors an aggregate of 1,959,000 shares of common stock in a registered direct offering. The purchase price paid by the investors was $8.04 per share and an aggregate of approximately $15.0 million in net proceeds were received. In connection with the offering, the Company entered into a placement agent agreement with William Blair & Company, L.L.C., who acted as sole placement agent in the offering, and pursuant to which the Company paid a placement agent fee equal to 5.0% of the gross proceeds of the offering.

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

On July 11, 2014, the Company completed the Merger, whereby Assembly Pharmaceuticals became the Company’s wholly-owned subsidiary. Pursuant to the terms of the Merger, the shares of Assembly Pharmaceuticals, common stock issued and outstanding were converted into an aggregate of 4,008,848 shares of the Company’s common stock. Also pursuant to the terms of the Merger, the options to purchase shares of Assembly Pharmaceuticals common stock issued and outstanding immediately prior to the Merger were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock. The fully vested assumed options in the Merger were valued at $758,948 using the Black-Scholes model. The fair value of the options was recorded as a component of stockholders’ equity. The fair value of the options was determined using the Black-Scholes model with the following assumptions: risk free interest rate 1.66% - 2.15%, volatility 97.33% - 102.8%, expected term 5 - 6.1 years, and no expected dividends.

2015 Activity

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

On December 30, 2015, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016. Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $150,000,000. The Company has not issued any securities under this registration statement as of this date.

Options, Warrants and Restricted Stock Units

Options

The Company has two equity incentive plans available for the granting of equity awards. In July 2010, the stockholders approved the 2010 Equity Incentive Plan, under which, as of December 31, 2015, there were outstanding options for an aggregate of 266,467 shares of common stock and an aggregate of 488,992 shares available for grant. In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”), under which, as of December 31, 2015, there were options for an aggregate of 2,479,666 shares of common stock outstanding and 8,245 shares available for grant.

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

A summary of the Company’s option activity and related information for the year ended December 31, 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2014	3,249,651	$6.26	$5,187,924
Granted	500,300	13.02	-
Exercised	(76,422)	7.25	22,348
Expired	(11,800)	7.20	-
Forfeited	(293,945)	7.26	-
Outstanding as of December 31, 2015	3,367,784	$7.16	$3,971,205
Options vested and exercisable	2,080,280	$6.40	$2,538,210

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the year ended December 31, 2015 and 2014, was based on the following assumptions:

Year Ended December 31,
	2015	2014
Exercise price	$7.88 - $16.55	$2.22 - $8.13
Expected stock price volatility	88.62% - 95.55%	94.4% - 105.0%
Risk-free rate of interest	1.49% - 2.27%	1.65% - 2.57%
Term (years)	5.0 - 8.2	4.9 - 10.0

The weighted average remaining contractual life of options outstanding at December 31, 2015 is approximately 8.7 years. The weighted average remaining contractual life of options currently exercisable at December 31, 2015 is approximately 8.5 years.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Stock-based compensation expenses for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31,
	2015	2014
Research and development	$3,257,732	$2,707,337
General and administrative	4,618,852	7,930,157
Total stock-based compensation expense	$7,876,584	$10,637,494

Warrants

In connection with the Company’s financings from 2007 to 2010, the Company issued warrants to investors and/or placement agents, as well as certain consultants, to purchase shares of common stock. In connection with the Merger, the Company issued warrants to purchase up to 120,265 shares of its common stock to its financial advisor for the Merger. The warrants were valued at $679,447 and expensed during the quarter ended September 30, 2014.

On April 17, 2015, the Company issued an aggregate of 88,293 shares of common stock from the cashless exercise of 120,265 warrants. The Company did not receive any proceeds from this cashless exercise.

During the year ended December 31, 2015, 133,587 warrants to purchase common stock expired.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	270,761	$24.34
Expired	(133,587)	39.34
Exercised	(120,265)	5.13
Outstanding as of December 31, 2015	16,909	$30.81

The weighted average remaining contractual life of outstanding warrants at December 31, 2015 was approximately 4.4 years.

 Note 9 - Income Taxes

There was no current or deferred income tax provision for the years ended December 31, 2015 and 2014.

The Company’s deferred tax assets as of December 31, 2015 and 2014 consist of the following:

	As of December 31,
	2015	2014
Deferred tax assets:
Net-operating loss carryforward	$46,365,000	$38,094,000
Stock-based compensation	10,397,000	11,691,000
In-Process R&D	5,282,000	5,697,000
R&D credit	3,068,000	2,600,000
Change in unrealized loss on marketable securities	368,000	-
Other	783,000	2,000
Total Deferred Tax Assets	66,263,000	58,084,000
Valuation allowance	(66,263,000)	(58,084,000)
Deferred Tax Asset, Net of Allowance	$-	$-
In-process research and development (Assembly Merger)	11,600,000	11,600,000
Deferred Tax Liability	$11,600,000	$11,600,000

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

The Company recognized a $11.6 million deferred tax liability in 2015 and 2014 as a result of the acquisition of Assembly Pharmaceuticals in July 2014. Due to the acquisition, a temporary difference between the book fair value and the tax basis of the other in-process research and development acquired created deferred tax liability of $11.6 million and additional goodwill was recorded.

At December 31, 2015, the Company had potentially utilizable gross Federal net operating loss carryforwards of approximately $105.0 million, State net operating loss carry-forwards of approximately $98.3 million and research and development credit carry forward of approximately $3.1 million, all of which expire between 2027 and 2035. During 2015, the Company reclassed approximately $2.9 million of prior period deferred tax assets related to non-deductible incentive stock options to non-deductible expenses. This reclass resulted in a 10.2% decrease to the effective tax rate and a corresponding 10.2% decrease to the change in valuation allowance.

Sections 382 and 383 of the Internal Revenue Rode of 1986 subject the future utilization of net operating losses and certain other tax attributes to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. Accordingly, approximately $39.1million of the Company’s net operating loss carryforwards are limited. Based on the company having undergone multiple ownership changes throughout their history these net operating loss carryforwards will free up at varying rates each year.

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the year ended December 31, 2015 and 2014:

	As of December 31,
	2015	2014
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(11.0)%	(11.0)%
Merger Cost	0.9%	0.0%
Stock based Compensation - ISOs	16.7%	0.0%
Other	0.1%	0.0%
Change in Valuation Allowance	27.3%	45.0%
Income Taxes Provision (Benefit)	0.0%	0.0%

Note 10 - License Agreements

HBV Research Agreement with Indiana University

The Company, through its wholly-owned subsidiary, Assembly Pharmaceuticals, is party to a license agreement with Indiana University Research and Technology Corporation (“IURTC”) from whom it has licensed the Company’s HBV therapy. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to the HBV therapy. The total amount of all potential future milestone payments at December 31, 2015 is $825,000. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees (starting at $25,000 in 2014 and rising to $100,000 in the year following first commercial sale of licensed product) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year.

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

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

On July 24, 2014, the Company notified S.L.A. Pharma that it was terminating the license agreement. The termination was effective on October 22, 2014. There were no early termination penalties as a result of the termination and the Company has no continuing obligation to make payment to S.L.A. Pharma under the agreement. The Company terminated the agreement to focus on the development of its potentially curative programs for HBV, which program was acquired on July 11, 2014 in the merger with Assembly Pharmaceuticals, Inc., and CDI, which was licensed in November 2013 from Therabiome, LLC.

Note 11 - Commitments and Contingencies

Real Property Leases

The Company leases office space for corporate and administrative functions in New York, NY under an agreement with a monthly lease payment of $10,130 that expires in August 2016. The Company also leases office space in Carmel, IN under a lease agreement that expires in June 2021. The leased locations in New York, NY and Carmel, IN. are for corporate and administrative functions supporting both the HBV and Microbiome Programs and are adequate for the Company’s current needs.

The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017. The Company believes these leased facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed. Research activities for the HBV program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN. The Company believes these leased facilities are adequate for the Company’s current needs.

The total leasing expenses for the years ended December 31, 2015 and 2014 were approximately $0.7 and $0.2 million, respectively.

Future minimum rental payments required as of December 31, 2015 are as follows:

Year Ended December 31, 2016	$1,086,783
Year Ended December 31, 2017	976,547
Year Ended December 31, 2018	104,093
Year Ended December 31, 2019	106,360
Year Ended December 31, 2020	108,627
Thereafter	55,353
$2,437,763

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company is leasing certain laboratory equipment. The equipment lease expense for the year ended December 31, 2015 and 2014 amounted to $107,000 and $18,928, respectively.

Employment Agreements

On January 15, 2014, the Company entered into an employment agreement with its Chief Financial Officer, with an effective date of December 22, 2013. The agreement has a term of two years and will be automatically extended for additional one-year periods unless the Company notifies the officer at least 180 days prior to the then current expiration date that it intends to not extend the employment agreement. The employment agreement initially provided for a base salary of $300,000 for the Chief Financial Officer, and an annual discretionary bonus of up to 50% of the officer’s base salary based on financial, clinical development and business milestones established by the Board of Directors. In December 2014, the compensation committee approved a change of base salary to $350,000 per year for the Chief Financial Officer. On February 10, 2015, the Company named Mr. Barrett its Chief Operating Officer, in addition to Chief Financial Officer. Mr. Barrett received a 3% salary increase, bringing his base salary to $360,500, in connection with this additional responsibility.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

In connection with the Merger, effective July 11, 2014, the Company entered into employment agreements with its President and Chief Operating Officer, its Chief Medical Officer, and its Chief Scientific Officer. In February 2015, Mr. Small was appointed as our President and Chief Executive Officer and relinquished his title of Chief Operating Officer, and in January 2016, Dr. Arnold was appointed as our Chief Discovery Officer and Vice President, Research and Development. The President’s employment agreement has a term of two years and will be automatically extended for additional one-year periods unless the Company notifies the President at least 180 days prior to the then current expiration date that it intends to not extend the employment agreement. The other two employment agreements provide for at-will employment, subject to payment of severance benefits depending on the circumstances of termination. The employment agreements initially provided for a base salary of $350,000 per year for the President (increased to base salary of $420,000 in February 2015), $290,000 per year for the Chief Medical Officer (increased to base salary of $319,000 in 2015) and $315,000 per year for the Chief Scientific Officer. Each employee is also eligible for an annual discretionary bonus based on achievement of financial, clinical development and business milestones established by the Board of Directors, with the President eligible for a bonus of up to 50% of his base salary, and the Chief Medical Officer and the Chief Scientific Officer eligible for a bonus of up to 30% of their respective base salaries. In 2014, the President and the Chief Medical Officer also received a retention bonus payable after three months of employment in the amount of $150,000 and $100,000, respectively.

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer which provide for an aggregate annual base salary of approximately $780,500 in 2015.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against it. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 12 - Subsequent Event

Effective January 5, 2016, the Company entered into an employment agreement with its new Chief Scientific Officer. The agreement has a term of five years and will be automatically extended for additional one-year periods unless the Company notifies the officer at least 180 days prior to the then current expiration date that it intends to not extend the employment agreement. The employment agreement initially provides for a base salary of $380,000 per year. The Chief Scientific Officer is also eligible for an annual discretionary bonus based on achievement of financial, clinical development and business milestones established by the Board of Directors, with the Chief Scientific Officer eligible for a bonus of up to 35% of his base salary. The Chief Scientific Officer also received a signing bonus payable after 30 days of employment in the amount of $75,000, which signing bonus is subject to repayment in the event his employment terminates for certain reasons prior to January 5, 2017. The employment agreement also provides for severance in connection with the termination of employment.

On January 9, 2016, the Company entered into an at-will employment letter agreement with its new Chief Development Officer and Head of Microbiome Program. The employment agreement provides for at-will employment, subject to payment of severance benefits depending on the circumstances of termination. The employment agreements initially provided for a base salary of $360,000 per year and the employee is also eligible for an annual discretionary bonus based on achievement of financial, clinical development and business milestones established by the Board of Directors of up to 35% of his base salary.