Form 10-Q
period 2016-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2016-05-10
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

101 Sixth Avenue, Ninth Floor
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

As of May 5, 2016, there were 17,225,662 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,395,045	$27,107,526
Marketable securities, at fair value	37,928,473	40,556,652
Other current assets	765,681	704,287
Total current assets	59,089,199	68,368,465

Long-term assets
Marketable securities, at fair value	23,390,496	23,392,129
Property, plant and equipment, net	132,214	148,609
Security deposits	204,279	197,158
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	65,365,125	65,376,032
Total assets	$124,454,324	$133,744,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,326,148	$1,363,698
Accrued expenses	1,243,194	2,039,204
Total current liabilities	3,569,342	3,402,902

Long-term liabilities
Deferred tax liabilities	11,600,000	11,600,000
Total long-term liabilities	11,600,000	11,600,000
Total liabilities	15,169,342	15,002,902

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,225,662 shares issued and outstanding as of March 31, 2016 and December 31, 2015	17,226	17,226
Additional paid-in capital	284,971,714	283,511,859
Accumulated other comprehensive loss	(749,495)	(821,585)
Accumulated deficit	(174,954,463)	(163,965,905)
Total stockholders' equity	109,284,982	118,741,595
Total liabilities and stockholders' equity	$124,454,324	$133,744,497

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Operating expenses:
Research and development	$8,118,576	$3,834,434
General and administrative	3,158,576	3,368,784
Total operating expenses	11,277,152	7,203,218
Loss from operations	(11,277,152)	(7,203,218)

Other income
Interest and other income	490,421	58,265
Realized loss from marketable securities	(201,827)	-
Total other income	288,594	58,265
Net loss	$(10,988,558)	$(7,144,953)

Unrealized gain on marketable securities	72,090	-
Comprehensive loss	$(10,916,468)	$(7,144,953)

Net loss per share, basic and diluted	$(0.64)	$(0.64)

Weighted average common shares outstanding, basic and diluted	17,225,662	11,176,580

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(10,988,558)	$(7,144,953)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	18,558	13,904
Stock-based compensation	1,459,855	2,585,780
Realized loss from marketable securities	201,827	-
Changes in operating assets and liabilities:
Other current assets	(61,394)	(158,552)
Accounts payable	962,450	283,242
Accrued expenses	(796,010)	731,120
Other assets	(7,121)	16,106
Net cash used in operating activities	(9,210,393)	(3,673,353)

Cash flows from investing activities
Purchases of fixed assets	(2,163)	(30,711)
Purchases of marketable securities	(7,951,257)	-
Redemptions of marketable securities	10,451,332	-
Net cash provided by (used in) investing activities	2,497,912	(30,711)

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	-	70,499,993
Proceeds from exercise of stock options	-	167,040
Net cash provided by financing activities	-	70,667,033

Net (decrease) increase in cash and cash equivalents	(6,712,481)	66,962,969
Cash and cash equivalents at the beginning of the period	27,107,526	29,091,113
Cash and cash equivalents at the end of the period	$20,395,045	$96,054,082

Supplemental disclosure of cash flow information:
Change in unrealized gain on marketable securities available-for-sale	$72,090	$-
Accrued offering cost related to the issuance of common stock	$-	$(60,000)

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2015	17,225,662	$17,226	$283,511,859	$(821,585)	$(163,965,905)	$118,741,595
Stock-based compensation	-	-	1,459,855	-	-	1,459,855
Change in unrealized gain on marketable securities	-	-	-	72,090	-	72,090
Net loss	-	-	-	-	(10,988,558)	(10,988,558)
Balance as of March 31, 2016	17,225,662	$17,226	$284,971,714	$(749,495)	$(174,954,463)	$109,284,982

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Business

Overview

Assembly Biosciences, Inc. (“Assembly” or the “Company”) is a biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and a novel class of oral biological therapeutics, which are designed to restore health to a dysbiotic microbiome. The Company’s HBV-cure Program is aimed at increasing the current low cure rates for patients with HBV and is pursuing several drug candidates that inhibit multiple viral targets throughout the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBV core protein (HBc) functions. The Company’s microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent-pending delivery system, GEMICEL TM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead program from this platform, ABI-M101, is in development for the treatment of C. difficile- infections (CDI). Using its microbiome platform, the Company is developing additional product candidates.

Liquidity

The Company has not derived any revenue from product sales to date as it currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or any applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2016, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2016 and 2015, condensed consolidated statements of cash flows for the three months ended March 31, 2016 and 2015, and condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016 (the “2015 Annual Report”).

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying financial statements include recoverability and useful lives (indefinite) of intangible assets, assessment of impairment of goodwill, and the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2015 Annual Report.

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31,
	2016	2015
Warrants to purchase common stock	16,909	270,761
Options to purchase common stock	3,851,688	2,960,485
Total	3,868,597	3,231,246

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. ASU 2014-09 will have no impact on the Company until it begins to generate revenue.

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-16 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. Adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB ASC Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Marketable Securities

Marketable securities consist of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016
	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$38,563,569	$(635,096)	$37,928,473
	38,563,569	(635,096)	37,928,473

Long-term available-for-sale securities
Government and agency obligations	1,225,000	2,389	1,227,389
Municipal bonds	1,596,160	7,520	1,603,680
Corporate bonds	20,683,735	(124,308)	20,559,427
	23,504,895	(114,399)	23,390,496
Total	$62,068,464	$(749,495)	$61,318,969

	December 31, 2015
	Amortized Cost	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$41,126,524	$(569,872)	$40,556,652
	41,126,524	(569,872)	40,556,652

Long-term available-for-sale securities
Government and agency obligations	1,225,000	(3,834)	1,221,166
Municipal bonds	1,596,160	(4,384)	1,591,776
Corporate bonds	20,822,682	(243,495)	20,579,187
	23,643,842	(251,713)	23,392,129
Total	$64,770,366	$(821,585)	$63,948,781

The contractual term to maturity of short-term marketable securities held by the Company as of March 31, 2016 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of March 31, 2016 is 1 to 2 years.

The fair value of marketable securities was classified into fair value measurement categories as follows:

Quoted prices in active markets for identical assets (Level 1)	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	61,318,969
Significant unobservable inputs (Level 3)	-
Total	$61,318,969

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of March 31, 2016 and December 31, 2015.

There were no transfers of marketable securities between Levels 1, 2 and 3 for the three months ended March 31, 2016.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		March 31,	December 31,
	Useful life (Years)	2016	2015
Computer hardware and software	3	$86,228	$84,065
Lab equipment	3 to 5	177,782	177,782
Office equipment	3 to 5	1,109	1,109
Total property, plant and equipment		265,119	262,956
Less: Accumulated depreciation and amortization		(132,905)	(114,347)
Property, plant and equipment, net		$132,214	$148,609

Depreciation expense for the three months ended March 31, 2016 and 2015 was $18,558 and $13,904, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2016	2015
Accrued expenses:
Salaries, bonuses and employee benefits	$1,006,294	$1,628,975
Severance accrued for former CEO	-	106,777
Research and development expenses	-	120,700
Other	236,900	182,752
Total accrued expenses	$1,243,194	$2,039,204

Note 6 - Stockholders’ Equity

Options

The Company has two equity incentive plans available for the granting of equity awards. In July 2010, the stockholders approved the 2010 Equity Incentive Plan, under which, as of March 31, 2016, there were outstanding options to purchase an aggregate of 742,126 shares of common stock and 13,333 shares available for grant. In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”), under which, as of March 31, 2016, there were outstanding options to purchase an aggregate of 2,487,911 shares of common stock and no shares available for grant.

A summary of the Company’s option activity and related information for the three-month period ended March 31, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2015	3,367,784	$7.16	$3,971,205
Granted	497,237	7.02	-
Forfeited	(13,333)	8.13	-
Outstanding as of March 31, 2016	3,851,688	$7.14	$1,740,623
Options vested and exercisable	2,150,584	$6.38	$1,220,856

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the options granted for the three-months ended March 31, 2016 and 2015, were based on the following assumptions:

	Three Months Ended March 31,
	2016	2015
Exercise price	$6.36 - $7.03	$9.42
Expected stock price volatility	88.7% - 91.8%	92.6% - 105.0%
Risk-free rate of interest	1.53% - 1.94%	1.49% - 2.53%
Term (years)	5.4 - 7.0	5.4 - 10.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Nine months ended December 31, 2016	$3,021,844
Year ended December 31, 2017	1,551,027
Year ended December 31, 2018	663,555
Year ended December 31, 2019	191,675
Year ended December 31, 2020	2,539
Total	$5,430,640

Unamortized stock-based compensation expense amounted to $5.4 million at March 31, 2016, and will be amortized over 3.9 years.

Stock-based compensation expense for the three months ended March 31, 2016 and 2015 was as follows:

	Three Months Ended March 31,
	2016	2015
Research and development	$718,156	$1,055,430
General and administrative	741,699	1,530,350
Total stock-based compensation expense	$1,459,855	$2,585,780

Warrants

There was no warrant activity for the three months ended March 31, 2016. The weighted average remaining contractual life of outstanding warrants at March 31, 2016 is approximately 4.2 years.

Note 7 - Commitments

Real Property Leases

The Company leases office space for corporate and administrative functions in New York, NY under an agreement with a monthly lease payment of $10,130 that expires in August 2016. The Company also leases office space in Carmel, IN under a lease agreement that expires in June 2021. The leased locations in New York, NY and Carmel, IN are for corporate and administrative functions supporting both the HBV-cure and microbiome programs and are adequate for the Company’s current needs.

The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017. Research activities for the HBV-cure program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN that expires in December 2016. The Company believes these leased facilities are adequate for our current needs and that additional space will be available in the future on commercially reasonable terms as needed.

The total leasing expenses for the three months ended March 31, 2016 and 2015 were approximately $0.3 and $0.1 million, respectively.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain laboratory equipment. The equipment lease expense for the three months ended March 31, 2016 and 2015 amounted to approximately $57,000 and $18,000, respectively.

 Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2015, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016 (the “2015 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2015 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and a novel class of oral biological therapeutics, which are designed to restore health to a dysbiotic microbiome. The company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing several drug candidates that inhibit multiple viral targets throughout the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBV core protein (HBc) functions. The Company’s microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (GMP) conditions, and a patent pending delivery system, GEMICEL TM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead program from this platform, ABI-M101, is in development for the treatment of C. difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates.

The target of our HBV-cure program is to develop novel drugs that achieve higher cure rates than current therapies. To achieve this goal, we are developing a series of new compounds, known as CpAMs with the potential to modulate the HBc at multiple points in the viral lifecycle.

Our microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under cGMP conditions, and a patent pending delivery system, GEMICEL TM, which allows for targeted oral delivery of live biologic as well as conventional therapies to the lower GI tract. The lead program from this platform, ABI-M101, is in development for the treatment of CDI.

We have not derived any revenue from product sales to date as we currently have no approved products. We anticipate initiating clinical trials in the second half of 2016 with our microbiome therapy for recurrent CDI and our lead antiviral compound for the treatment of HBV. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or applicable foreign regulatory agency. Since inception, our operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. We have incurred losses from operations and negative cash flows from operating activities since inception and expect to continue to incur substantial losses for the next several years as we continue our product development efforts. Management believes we currently have sufficient funds to meet our operating requirements for at least the next twelve months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements. We cannot assure such funding will be available on reasonable terms, if at all.

We currently have administrative offices in Carmel, Indiana and New York, New York and research facilities in Bloomington, Indiana and San Francisco, California. Research activities for the HBV-cure program are also being conducted at Indiana University at Bloomington, under the aegis of Adam Zlotnick, PhD, co-founder of Assembly Pharmaceuticals, Inc. and head of our HBV Scientific Advisory Board.

Since Assembly’s inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovery and developing our product candidates, establishing initial manufacturing capabilities for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of March 31, 2016, we had an accumulated deficit of approximately $175.0 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates, and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

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

Our critical accounting policies and significant estimates are detailed in our 2015 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2015 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2016 and 2015

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $7.4 million for the three months ended March 31, 2016, an increase of approximately $4.6 million or 166.3%, from approximately $2.8 million for the same period in 2015. The increase was primarily due to an increase of $3.0 million in research expenses for our HBV-cure program, which started in July 2014, and an increase of $1.6 million in research expenses for our microbiome program.

Stock-based compensation was approximately $0.7 million for the three months ended March 31, 2016, a decrease of approximately $0.4 million or 32.0%, from approximately $1.1 million for the same period in 2015.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $2.4 million for the three months ended March 31, 2016, an increase of approximately $0.6 million or 31.5%, from approximately $1.8 million for the three months ended March 31, 2015. The increase was primarily due to an increase of $0.3 million in professional expenses and $0.2 million in capital and other tax expenses classified as operating expense.

Stock-based compensation expense was approximately $0.7 million for the three months ended March 31, 2016, a decrease of approximately $0.8 million or 51.5%, from approximately $1.5 million for the same period in 2015.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2016 principally with debt prior to our initial public offering, and thereafter with equity financing raising an aggregate of $192.5 million in net proceeds from public offerings and private placements from inception to March 31, 2016.

Cash Flows for the Three Months Ended March 31, 2016 and 2015

Net Cash from Operating Activities

Net cash used in operating activities was $9.2 million for the three months ended March 31, 2016 and funded our research and development program build out and general and administrative expenses. Net cash used in continuing operations for the three months ended March 31, 2016 was primarily driven by an $11.0 million net loss and offset by a $1.5 million non-cash expense recorded for the stock-based compensation.

Net cash used in continuing operations for the three months ended March 31, 2015 was $3.7 million and was primarily driven by an approximate $7.1 million net loss, and offset by an approximate $2.6 million non-cash expense recorded for stock-based compensation and a $0.8 million increase in cash from changes in operating assets and liabilities.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2016 was $2.5 million and primarily due to a purchase of $8.0 million of marketable securities and offset by the redemption of $10.5 million of marketable securities during the year.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2015 was $30,711 due to the purchase of fixed assets.

Net Cash from Financing Activities

There was no net cash flow provided by financing activities for the three months ended March 31, 2016.

Net cash flow provided by financing activities in the three months ended March 31, 2015 was $70.7 million and primarily generated by the net proceeds of approximately $70.5 million in an underwriter’s public offering of 5,555,555 shares of common stock at a per share price of $13.50 on March 19, 2015.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we will be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in March and April 2015. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

Based upon our cash position as of March 31, 2016, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. We do not have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of the holders of our common stock. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2015 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have no approved products and currently are dependent on the success of our HBV-cure and microbiome programs.

To date, we have no approved product on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome therapies. Unless and until we receive approval from the FDA and other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing or other strategic arrangements.

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

We depend entirely on the success of product candidates from our HBV-cure and microbiome programs, both of which are in late pre-clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any of our other product candidates we may subsequently identify.

Our lead compounds for HBV and microbiome therapies are our only current product candidates. Both are in preclinical development. None of our current product candidates has advanced into clinical testing, and it may be years before the larger, pivotal trials necessary to support regulatory approval are initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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

Preclinical models may not be representative of disease behavior in clinical studies. Results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results and preclinical testing and clinical trials involve a lengthy and expensive process with an uncertain outcome.

The results of preclinical models may not be representative of disease behavior in a clinical setting and thus may not be predictive of the outcomes of our clinical trials. In addition, the results of preclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials and the results of any study or trial for any of our product candidates may not be as positive as the results from any prior studies or trials, if at all. For example, in late June 2012, we reported that our second Phase III randomized, double-blind, placebo-controlled clinical trial of iferanserin in patients with hemorrhoidal disease did not meet its endpoints, despite favorable Phase II trial results. We also reported in February 2014 that our Phase III clinical trial for diltiazem for the treatment of anal fissures demonstrated no significant improvement compared to placebo despite favorable results in a prior Phase III trial. Based on these unfavorable clinical results, we decided to cease development of these two prior product candidates. These risks apply to our planned development of our current and any other product candidates.

Preclinical studies and clinical testing are expensive, can take many years to complete and their outcome is highly uncertain. Failure can occur at any time during the preclinical study and clinical trial processes due to inadequate performance of a drug candidate or inadequate adherence by patients or investigators to clinical trial protocols. Further, clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to meet the requisite regulatory approvals. Our failure to replicate earlier positive results in later-stage clinical trials or otherwise demonstrate the required characteristics to support marketing approval for any of our product candidates would substantially harm our business, prospects, financial condition and results of operations.

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

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. In addition, we have terminated our programs related to our three prior product candidates. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of March 31, 2016, the combined company had an accumulated deficit of $175.0 million. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, preclinical studies and clinical trial activities. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years, and beyond if we do not successfully launch and commercialize any therapies from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins, or HBc, with core protein Allosteric Modulators, or CpAMs, which is a clinically unproven mechanism of action. The development of our CpAM technology is in the early stages, and the commercial feasibility and acceptance of our CpAM technology are unknown. Similarly, the technology underlying our microbiome platform is in preclinical development.

Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.  More specifically, the theory that CpAMs can selectively reduce viral antigens in HBV patients and result in a functional cure is unproven.  Thus, even if CpAM technology is successful at reducing antigen levels in HBV patients, it may not be a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.  Similarly, the ability to effectively and reliably deliver bacteria to the GI tract using our microbiome technology is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

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

Before we or any commercial partner can obtain the approvals necessary to sell any of our product candidates, we must show through preclinical studies and human testing in clinical trials that each potential product is safe and effective. The rates at which we complete our scientific studies and clinical trials depend on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial and other potential drug candidates being studied. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, we will need additional financing to develop our product candidates, which we might seek and receive from third party commercial partners. Further, we currently do not have the infrastructure to market and sell our product candidates. If we partner with one or more third party entities, those commercial partners may demand and receive rights to control product development and commercialization. As a result, these commercial partners may conduct these programs and activities more slowly or in a different manner than expected. If any of these events were to occur, the development of any product candidate could be significantly delayed, more expensive or less lucrative to us than anticipated, any of which would have a significant adverse effect on our business.

We are dependent on a license relationship for each of our HBV-cure program and our microbiome program.

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The total amount of all potential future milestone payments at March 31, 2016 is $825,000. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC, from whom we have licensed our microbiome delivery mechanism, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the delivery mechanism for our microbiome program. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

Our collaboration with Adam Zlotnick, the scientific founder of our HBV-cure program, is advantageous. If that collaboration is not maintained, we may not be able to capitalize on the market potential of our HBV cure program.

Dr. Adam Zlotnick is the founder of our HBV-cure program. We have entered into a three-year consulting agreement with Dr. Zlotnick, the initial term of which expires on July 11, 2017, pursuant to which he serves as the Chairman of our Scientific Advisory Board and provides consulting services as we request. Dr. Zlotnick could refuse to extend the agreement after it expires on July 11, 2017 or we could terminate the consulting agreement for cause or no cause. Although Dr. Zlotnick assigned to us any rights to intellectual property related to our HBV therapy that arise during the term of the consulting agreement, and while the consulting agreement contains a non-compete during the term of the agreement, the loss of Dr. Zlotnick’s services could materially impair our ability to further the development of our HBV therapy program.

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

In addition, before any of our collaborators can begin to commercially manufacture our product candidates, each manufacturing facility and process is subject to regulatory review. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMPs, and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. Any contracted manufacturing facility must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If any of our future contract manufacturers fails to comply with these requirements, it would be subject to possible regulatory action which could limit the jurisdictions in which we are permitted to sell our products, if approved. As a result, our business, financial condition, and results of operations might be materially harmed.

Our reliance on third-party manufacturers exposes us to the following risks:

•	We might be unable to identify manufacturers for commercial supply on acceptable terms or at all because the number of potential manufacturers is limited and the FDA must approve any replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•	Our third-party manufacturers might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and, if approved, commercial needs.
•	Our contract manufacturers might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•	One or more of our contract manufacturers could be foreign, which increases the risk of shipping delays and adds the risk of import restrictions.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state and foreign regulatory agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign requirements. We would not have complete control over third-party manufacturers’ compliance with these regulations and requirements.
•	If any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors.
•	We might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

As of May 5, 2016, we had 56 employees, and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV-cure program and our microbiome program or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

If stockholders fail to approve the Amended and Restated 2014 Stock Incentive Plan at the 2016 Annual Stockholders Meeting our ability to offer equity compensation to attract and retain employees will be impaired.

We currently have no shares of common stock available for issuance in connection with equity awards under our 2014 Stock Incentive Plan and 13,333 shares available for issuance under our 2010 Equity Incentive Plan. We have submitted to our stockholders a proposal to amend and restate our 2014 Stock Incentive Plan, in order to, among other things, increase the number of shares available for equity awards under the 2014 Stock Incentive Plan. If the proposed amended and restated 2014 Stock Incentive Plan is not approved by the stockholders, we will not be able to offer equity awards under our equity incentive plans and our ability to offer attractive and competitive compensation packages to recruit and retain talent will be impaired.

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

Our common stock is listed on The NASDAQ Capital Market under the symbol “ASMB.” We might not be able to maintain the listing standards of that exchange. If we fail to maintain the listing requirements, our common stock might trade on the OTC Bulletin Board or in the “pink sheets” maintained by OTC Markets Group, Inc. These alternative markets are generally considered to be markets that are less efficient and less broad than The NASDAQ Capital Market. A delisting of our common stock from The NASDAQ Capital Market and our inability to list the stock on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets and (iv) impairing our ability to provide equity incentives to our employees.

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

Since we went public on December 22, 2010 and through May 5, 2016, the closing price of our common stock has fluctuated between $4.30 and $101.25 (after giving effect to the 1-for-5 reverse stock split effected on July 11, 2014), with significant volatility after we announced on June 25, 2012 that our prior product candidate iferanserin failed to meet the endpoints of our Phase III trial, and after we announced in February 2014 that our prior product candidate diltiazem demonstrated no significant improvement compared to placebo. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

•	the receipt or loss of required regulatory approvals for our product candidates;
•	the timing, costs and results of our preclinical studies and clinical trials and other studies involving our product candidates;
•	availability of capital;
•	future sales of our common stock;
•	any sales of shares of our common stock by our significant stockholders or members of our management;
•	additions or departures of key personnel;
•	investor perceptions of us and the pharmaceutical industry;
•	issuance of new or changed securities analysts’ reports or recommendations, or the announcement of any changes to our credit rating;
•	success or failure of our product candidates;
•	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;

•	threatened or actual litigation and government investigations;
•	legislative, political or regulatory developments;
•	the overall performance of the equity markets;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	general economic conditions;
•	changes in interest rates; and
•	changes in accounting standards, policies, guidance, interpretations or principles.

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

At May 5, 2016, our executive officers, directors and one of our founders beneficially owned approximately 24.1% of our voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 66.1% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. We do not control any industry or financial analysts, and these analysts may not publish an adequate amount of research on our company, or may publish unfavorable or inaccurate research about our business, which could negatively impact our stock price. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any of the analysts who cover us downgrade our stock, our stock price would likely decline rapidly. If these analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

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

Assembly Biosciences, Inc.

Date: May 10, 2016	By:	/s/ Derek Small
Derek Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

