Form 10-Q
period 2016-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2016-08-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES      ☐  NO      ☒

As of August 5, 2016, there were 17,225,554 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,341,338	$27,107,526
Marketable securities, at fair value	43,205,005	40,556,652
Other current assets	556,644	704,287
Total current assets	64,102,987	68,368,465

Long-term assets
Marketable securities, at fair value	11,167,421	23,392,129
Property, plant and equipment, net	113,679	148,609
Security deposits	183,698	197,158
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	53,102,934	65,376,032
Total assets	$117,205,921	$133,744,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,413,922	$1,363,698
Accrued expenses	2,630,946	2,039,204
Total current liabilities	5,044,868	3,402,902

Long-term liabilities
Deferred tax liabilities	11,600,000	11,600,000
Total long-term liabilities	11,600,000	11,600,000
Total liabilities	16,644,868	15,002,902

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,225,554 and 17,225,662 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	17,226	17,226
Additional paid-in capital	286,489,852	283,511,859
Accumulated other comprehensive loss	(839,362)	(821,585)
Accumulated deficit	(185,106,663)	(163,965,905)
Total stockholders' equity	100,561,053	118,741,595
Total liabilities and stockholders' equity	$117,205,921	$133,744,497

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$7,519,031	$4,667,754	$15,637,607	$8,502,188
General and administrative	2,935,099	2,486,151	6,093,675	5,854,935
Total operating expenses	10,454,130	7,153,905	21,731,282	14,357,123
Loss from operations	(10,454,130)	(7,153,905)	(21,731,282)	(14,357,123)

Other income (expenses)
Interest and other income	444,605	211,234	935,026	269,499
Realized loss from marketable securities	(142,675)	-	(344,502)	-
Total other income	301,930	211,234	590,524	269,499
Net loss	$(10,152,200)	$(6,942,671)	$(21,140,758)	$(14,087,624)

Unrealized loss recognized in accumulated other comprehensive loss before reclassification	(232,542)	(134,219)	(362,279)	(134,219)
Reclassification adjustment of unrealized loss included in net loss	142,675	-	344,502	-
Comprehensive loss	$(10,242,067)	$(7,076,890)	$(21,158,535)	$(14,221,843)

Net loss per share, basic and diluted	$(0.59)	$(0.41)	$(1.23)	$(0.99)

Weighted average common shares outstanding, basic and diluted	17,225,660	17,119,488	17,225,661	14,164,451

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net loss	$(21,140,758)	$(14,087,624)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,093	30,397
Stock-based compensation	2,977,993	5,206,024
Realized loss from marketable securities	344,503	-
Changes in operating assets and liabilities:
Other current assets	147,643	(479,878)
Accounts payable	1,050,224	396,694
Accrued expenses	591,742	888,459
Security deposits	13,460	(10,079)
Net cash used in operating activities	(15,978,100)	(8,056,007)

Cash flows from investing activities
Purchases of fixed assets	(2,163)	(47,991)
Purchases of marketable securities	(7,951,257)	(48,780,784)
Redemptions of marketable securities	17,165,332	-
Net cash provided by (used in) investing activities	9,211,912	(48,828,775)

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	-	81,014,989
Proceeds from exercise of stock options	-	296,825
Net cash provided by financing activities	-	81,311,814

Net (decrease) increase in cash and cash equivalents	(6,766,188)	24,427,032
Cash and cash equivalents at the beginning of the period	27,107,526	29,091,113
Cash and cash equivalents at the end of the period	$20,341,338	$53,518,145

Supplemental disclosure of cash flow information:
Change in unrealized loss on marketable securities available-for-sale	$(17,777)	$(134,219)
Cashless exercise of warrants	$-	$88

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2015	17,225,662	$17,226	$283,511,859	$(821,585)	$(163,965,905)	$118,741,595
Stock-based compensation	-	-	2,977,993	-	-	2,977,993
Change in unrealized loss on marketable securities	-	-	-	(17,777)	-	(17,777)
Cancellation of common stock	(108)	-	-	-	-	-
Net loss	-	-	-	-	(21,140,758)	(21,140,758)
Balance as of June 30, 2016	17,225,554	$17,226	$286,489,852	$(839,362)	$(185,106,663)	$100,561,053

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Business

Overview

Assembly Biosciences, Inc. (“Assembly” or the “Company”) is a biotechnology company advancing two innovative platform programs: (i) HBV-cure program, which is advancing a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and (ii) microbiome program, which is a novel class of oral biological therapeutics, which are designed to restore health to a dysbiotic microbiome.

The Company’s HBV-cure program is aimed at increasing the current low cure rates for patients with HBV and is pursuing several drug candidates that inhibit multiple viral targets throughout the HBV lifecycle for possible use alone or in combination therapy. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBV core protein (HBc) functions.

The Company’s microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent-pending delivery system, GEMICEL TM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead program from this platform, ABI-M101, is in development for the treatment of C. difficile- infections (CDI). Using its microbiome platform, the Company is developing additional product candidates for multiple indications including metabolic disorders, immunotherapy and autoimmune diseases.

Liquidity

The Company has not derived any revenue from product sales to date as it currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of June 30, 2016, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2016 and 2015, condensed consolidated statements of cash flows for the six months ended June 30, 2016 and 2015, and condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016 (the “2015 Annual Report”).

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassification

Certain reclassifications have been made to previous period amounts to conform to the current period presentation on the condensed consolidated statements of operations and comprehensive loss. The unrealized loss on available-for-sale securities has been included in accumulated other comprehensive income, and the amount of losses reclassified out of accumulated other comprehensive income into realized loss from marketable securities when the securities were sold during the three and six months ended June 30, 2016.

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30,
	2016	2015
Warrants to purchase common stock	16,909	56,776
Options to purchase common stock	4,097,952	3,176,519
Total	4,114,861	3,233,295

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its condensed consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its condensed consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU No. 2016-10 will have on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Marketable Securities

Marketable securities consist of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$41,201,117	$523	$(833,051)	$40,368,589
Government and agency obligations	1,225,000	3,944	-	1,228,944
Municipal bonds	1,596,160	11,312	-	1,607,472
	44,022,277	15,779	(833,051)	43,205,005

Long-term available-for-sale securities
Corporate bonds	11,189,511	31,729	(53,819)	11,167,421
	11,189,511	31,729	(53,819)	11,167,421
Total	$55,211,788	$47,508	$(886,870)	$54,372,426

	December 31, 2015
	Amortized Cost	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$41,126,524	$(569,872)	$40,556,652
	41,126,524	(569,872)	40,556,652

Long-term available-for-sale securities
Government and agency obligations	1,225,000	(3,834)	1,221,166
Municipal bonds	1,596,160	(4,384)	1,591,776
Corporate bonds	20,822,682	(243,495)	20,579,187
	23,643,842	(251,713)	23,392,129
Total	$64,770,366	$(821,585)	$63,948,781

The contractual term to maturity of short-term marketable securities held by the Company as of June 30, 2016 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of June 30, 2016 is 1 to 2 years.

The fair value of marketable securities was classified into fair value measurement categories as of June 30, 2016 as follows:

Quoted prices in active markets for identical assets (Level 1)	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	54,372,426
Significant unobservable inputs (Level 3)	-
Total	$54,372,426

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of June 30, 2016 and December 31, 2015.

There were no transfers of marketable securities between Levels 1, 2 and 3 for the six months ended June 30, 2016.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2016.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$9,282,011	$(53,993)	$34,182,760	$(832,877)	$43,464,771	$(886,870)
Total	$9,282,011	$(53,993)	$34,182,760	$(832,877)	$43,464,771	$(886,870)

The Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2016. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at June 30, 2016.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		June 30,	December 31,
	Useful life (Years)	2016	2015
Computer hardware and software	3	$86,228	$84,065
Lab equipment	3 to 5	177,782	177,782
Office equipment	3 to 5	1,109	1,109
Total property, plant and equipment		265,119	262,956
Less: Accumulated depreciation and amortization		(151,440)	(114,347)
Property, plant and equipment, net		$113,679	$148,609

Depreciation expense for the three months ended June 30, 2016 and 2015 was approximately $18,000 and $16,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Depreciation expense for the six months ended June 30, 2016 and 2015 was approximately $37,000 and $30,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2016	2015
Accrued expenses:
Salaries, bonuses and employee benefits	$1,619,978	$1,628,975
Severance accrued for former CEO	-	106,777
Research and development expenses	624,554	120,700
General and administrative expenses	386,414	-
Other	-	182,752
Total accrued expenses	$2,630,946	$2,039,204

Note 6 - Stockholders’ Equity

Common Stock

On July 10, 2014, the Company’s stockholders approved a 1-for-5 reverse stock split of the issued and outstanding shares of the Company’s common stock, par value $0.001 per share, effective as of July 11, 2014 at 5:01 p.m. Eastern time (the “Split Effective Time”). At the Split Effective Time, all shares of common stock issued and outstanding immediately prior to the Split Effective Time, including shares issued to the shareholders of Assembly Pharmaceuticals, Inc. in connection with the acquisition of Assembly Pharmaceuticals, Inc., were automatically reclassified into a smaller number of shares such that each five shares of issued common stock immediately prior to the Split Effective Time were reclassified into one share of common stock. Proportional adjustments to outstanding warrants, options and other equity awards and equity compensation were also made. No fractional shares were issued and, in lieu thereof, any person who would otherwise be entitled to a fractional share of common stock as a result of the reverse stock split was entitled to receive a cash payment equal to the fraction to which such holder would otherwise be entitled multiplied by the closing price per share of common stock on the NASDAQ Capital Market on July 11, 2014, which was $1.45. On June 29, 2016, the Company cancelled 108 shares of common stock, which represented the aggregate number of fractional shares that were cashed out as a result of the reverse stock split.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

In July 2010, the stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”), under which, as of June 30, 2016, there were outstanding options to purchase an aggregate of 728,793 shares of common stock. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”). On June 2, 2016, at the 2016 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of the Company approved the amendment and restatement of the Company’s 2014 Plan (the “Amended and Restated 2014 Plan”). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000 (representing an increase of 1,600,000). As of June 30, 2016, there were outstanding options to purchase an aggregate of 2,747,508 shares of common stock and 1,340,403 shares available for grant under the Amended and Restated 2014 Plan. Additionally, 6,667 shares of common stock forfeited under the 2010 Plan since June 2, 2016 are available for issuance under the Amended and Restated 2014 Plan.

A summary of the Company’s option activity and related information for the six-month period ended June 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2015	3,367,784	$7.16	$3,971,205
Granted	757,500	6.64	-
Forfeited	(27,332)	8.32	-
Outstanding as of June 30, 2016	4,097,952	$7.05	$2,070,098
Options vested and exercisable	2,265,890	$6.58	$1,624,454

The fair value of the options granted for the six months ended June 30, 2016 and 2015, were based on the following assumptions:

Six Months Ended June 30,
	2016	2015
Exercise price	$5.84 - $7.03	$9.42 - $16.55
Expected stock price volatility	88.2% - 91.8%	90.7% - 95.6%
Risk-free rate of interest	1.36% - 1.94%	1.49% - 2.08%
Term (years)	5.4 - 7.0	5.1 - 6.6

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Six months ended December 31, 2016	$1,959,807
Year ended December 31, 2017	1,959,182
Year ended December 31, 2018	828,835
Year ended December 31, 2019	271,022
Year ended December 31, 2020	14,095
Total	$5,032,941

Unamortized stock-based compensation expense amounted to $5.0 million at June 30, 2016, and will be amortized over 3.9 years.

Stock-based compensation expense for the three and six months ended June 30, 2016 and 2015 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Research and development	$850,851	$1,419,872	$1,569,007	$2,475,302
General and administrative	667,287	1,200,372	1,408,986	2,730,722
Total stock-based compensation expense	$1,518,138	$2,620,244	$2,977,993	$5,206,024

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

There was no warrant activity for the six months ended June 30, 2016. The weighted average remaining contractual life of 16,909 shares of outstanding warrants at June 30, 2016 is approximately 3.9 years.

Note 7 - Commitments

Real Property Leases

The Company leases office space for corporate and administrative functions in New York, NY under an agreement with a monthly lease payment of $10,130 that expires in August 2016, which will be extended on a month to month basis. The Company also leases office space in Carmel, IN under a lease agreement that expires in June 2021. The leased locations in New York, NY and Carmel, IN are for corporate and administrative functions supporting both the HBV-cure and microbiome programs and are adequate for the Company’s current needs.

The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017. Research activities for the HBV-cure program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN that expires in December 2016. Research activities for the microbiome program will also be conducted at office and laboratory space leased from the University of Florida Research Foundation in Alachua, FL. The Company believes these leased facilities are adequate for its current needs and that additional space will be available in the future on commercially reasonable terms as needed.

The total leasing expenses for the three months ended June 30, 2016 and 2015 were approximately $402,637 and $138,000, respectively. The total leasing expenses for the six months ended June 30, 2016 and 2015 were approximately $755,000 and $297,000, respectively.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended June 30, 2016 and 2015 amounted to approximately $165,000 and $28,000, respectively. The equipment lease expense for the six months ended June 30, 2016 and 2015 amounted to approximately $256,000 and $47,000, respectively.

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

Overview

We are a biotechnology company advancing two innovative platform programs: (i) HBV-cure program, which is advancing a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and (ii) microbiome program, which is a novel class of oral biological therapeutics, which are designed to restore health to a dysbiotic microbiome.

The company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing several drug candidates that inhibit multiple viral targets throughout the HBV lifecycle for possible use alone or in combination therapy. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate a number of HBV core protein (HBc) functions.

The Company’s microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent pending delivery system, GEMICEL TM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead program from this platform, ABI-M101, is in development for the treatment of C. difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates for multiple indications including metabolic disorders, immunotherapy and autoimmune diseases.

We currently have administrative offices in Carmel, Indiana and New York, New York and research facilities in Bloomington, Indiana, Alachua, Florida and San Francisco, California. Research activities for the HBV-cure program are also being conducted at Indiana University at Bloomington, under the aegis of Adam Zlotnick, PhD, co-founder of Assembly Pharmaceuticals, Inc. and head of our HBV Scientific Advisory Board.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2016 and 2015

Research and Development Expense

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical studies, consultants, costs associated with regulatory filings and patents, laboratory costs and other supplies.

Research and development expense, excluding stock-based compensation expense, was approximately $6.7 million for the three months ended June 30, 2016, an increase of approximately $3.5 million or 105.3%, from approximately $3.2 million for the same period in 2015. The increase was primarily due to an increase of approximately $2.2 million in research expenses for our HBV-cure program and an increase of approximately $1.1 million in research expenses for our microbiome program.

Stock-based compensation was approximately $0.9 million for the three months ended June 30, 2016, a decrease of approximately $0.5 million or 40.1%, from approximately $1.4 million for the same period in 2015.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our administrative employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $2.3 million for the three months ended June 30, 2016, an increase of approximately $1.0 million or 76.4%, from approximately $1.3 million for the three months ended June 30, 2015. The increase was primarily due to an increase of approximately $0.5 million of compensation and bonus expenses related to new employees hired in 2016, $0.2 million in professional expenses and $0.2 million in travel and donation expenses classified as operating expense.

Stock-based compensation expense was approximately $0.7 million for the three months ended June 30, 2016, a decrease of approximately $0.5 million or 44.4%, from approximately $1.2 million for the same period in 2015.

Comparison of the Six Months Ended June 30, 2016 and 2015

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $14.1 million for the six months ended June 30, 2016, an increase of approximately $8.1 million or 133.4%, from approximately $6.0 million for the same period in 2015. The increase was primarily due to an increase of approximately $5.4 million in research expenses for our HBV-cure program and an increase of approximately $2.6 million in research expenses for our microbiome program.

Stock-based compensation was approximately $1.6 million for the six months ended June 30, 2016, a decrease of approximately $0.9 million or 34.6%, from approximately $2.5 million for the same period in 2015.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $4.7 million for the six months ended June 30, 2016, an increase of approximately $1.6 million or 49.9%, from approximately $3.1 million for the six months ended June 30, 2015. The increase was primarily due to an increase of approximately $0.6 million in professional expenses, $0.3 million of compensation and bonus expenses related to new administrative employees hired in 2016 and $0.3 million in capital and other tax expenses classified as operating expense.

Stock-based compensation expense was approximately $1.4 million for the six months ended June 30, 2016, a decrease of approximately $1.3 million or 48.4%, from approximately $2.7 million for the same period in 2015.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2016 principally through equity financing, raising an aggregate of approximately $192.5 million in net proceeds.

Cash Flows for the Six Months Ended June 30, 2016 and 2015

Net Cash from Operating Activities

Net cash used in operating activities was $16.0 million for the six months ended June 30, 2016 and funded our research and development and general and administrative expenses. Net cash used in continuing operations for the six months ended June 30, 2016 was primarily driven by an $21.1 million net loss, and offset by a $3.0 million non-cash expense recorded for the stock-based compensation, $1.6 million increase in accounts payable and accrued expenses and $345,000 realized loss from marketable securities.

Net cash used in continuing operations for the six months ended June 30, 2015 was $8.1 million and was primarily driven by the loss incurred during the six months ended June 30, 2015 of approximately $14.1 million, partially offset by stock-based compensation expense of approximately $5.2 million and increase in accounts payable and accrued expenses of approximately $1.3 million.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2016 was $9.2 million and primarily due to a purchase of $8.0 million of marketable securities and offset by the redemption of $17.2 million of marketable securities during the year.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2015 was approximately $48.8 million primarily due to the purchase of marketable securities.

Net Cash from Financing Activities

There was no net cash flow provided by financing activities for the six months ended June 30, 2016.

Net cash provided by financing activities was approximately $81.3 million for the six months ended June 30, 2015. On March 19, 2015, we received net proceeds of approximately $70.5 million in an underwritten equity offering. On April 6, 2015, we received additional net proceeds of approximately $10.6 million from the exercise of underwriters’ options. On April 20, 2015, we paid $0.1 million for accrued offering cost.

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

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so multiple times since our initial public offering by issuing equity securities, most recently in March and April 2015. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

Based upon our cash position as of June 30, 2016, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Exchange Act Rules 13a-15(e) and 15d-15(e), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Preclinical models may not be representative of disease behavior in clinical trials. Results of earlier preclinical studies and clinical trials may not be predictive of future clinical trial results and preclinical testing and clinical trials involve a lengthy and expensive process with an uncertain outcome.

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

Preclinical studies and clinical testing are expensive, can take many years to complete and their outcomes are highly uncertain. Failure can occur at any time during the preclinical study and clinical trial processes due to inadequate performance of a drug candidate or inadequate adherence by patients or investigators to clinical trial protocols. Further, clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to meet the requisite regulatory approvals. Our failure to replicate earlier positive results in later-stage clinical trials or otherwise demonstrate the required characteristics to support marketing approval for any of our product candidates would substantially harm our business, prospects, financial condition and results of operations.

Preclinical and clinical testing required for our product candidates is expensive and time-consuming, and may result in delays or may fail to demonstrate safety and efficacy for desired indications.

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

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. In addition, we have terminated our programs related to our three prior product candidates. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of June 30, 2016, the combined company had an accumulated deficit of $185.1 million. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, preclinical studies and clinical trial activities. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

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

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed intellectual property rights to our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The total amount of all potential future milestone payments at June 30, 2016 is $825,000. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC, from whom we have licensed intellectual property rights to our microbiome delivery mechanism, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the delivery mechanism for our microbiome program. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

Our collaboration with Adam Zlotnick, the scientific founder of our HBV-cure program, is advantageous. If that collaboration is not maintained, we may not be able to capitalize on the market potential of our HBV-cure program.

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

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

We expect to rely exclusively on third parties to formulate and manufacture our product candidates.

We do not have and presently do not intend to establish our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our own product candidates for use in our planned clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA approval, we expect to rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on any future source to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance might be materially affected.

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

As of August 1, 2016, we had 61 employees, and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV-cure program and our microbiome program or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

Since we went public on December 22, 2010 and through August 1, 2016, the closing price of our common stock has fluctuated between $4.30 and $101.25 (after giving effect to the 1-for-5 reverse stock split effected on July 11, 2014), with significant volatility after we announced on June 25, 2012 that our prior product candidate iferanserin failed to meet the endpoints of our Phase III trial, and after we announced in February 2014 that our prior product candidate diltiazem demonstrated no significant improvement compared to placebo. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At August 1, 2016, our executive officers, directors and one of our founders beneficially owned approximately 24.1% of our voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 71.0% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number
10.1#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan		8-K	6/6/16	10.1
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

# Indicates a management compensation plan, contract or arrangement.

* The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: August 9, 2016	By:	/s/ Derek Small
Derek Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)

