Form 10-Q
period 2016-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2016-11-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission file number: 001-35005

ASSEMBLY BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11711 N. Meridian St., Suite 310
Carmel, IN	46032
(Address of principal executive offices)	(zip code)

(317) 210-9311

(Registrant’s telephone number, including area code)

101 Sixth Avenue, Ninth Floor

New York, New York 10013

(Former name, former address and former fiscal year, if changed since last report)

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

As of November 3, 2016, there were 17,225,554 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,794,088	$27,107,526
Marketable securities, at fair value	34,851,387	40,556,652
Other current assets	609,351	704,287
Total current assets	59,254,826	68,368,465

Long-term assets
Marketable securities, at fair value	7,900,260	23,392,129
Property, plant and equipment, net	128,453	148,609
Security deposits	205,344	197,158
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	49,872,193	65,376,032
Total assets	$109,127,019	$133,744,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,837,964	$1,363,698
Accrued expenses	3,644,282	2,039,204
Total current liabilities	7,482,246	3,402,902

Long-term liabilities
Deferred tax liabilities	11,600,000	11,600,000
Total long-term liabilities	11,600,000	11,600,000
Total liabilities	19,082,246	15,002,902

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,225,554 and 17,225,662 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	17,226	17,226
Additional paid-in capital	287,544,895	283,511,859
Accumulated other comprehensive loss	(836,568)	(821,585)
Accumulated deficit	(196,680,780)	(163,965,905)
Total stockholders' equity	90,044,773	118,741,595
Total liabilities and stockholders' equity	$109,127,019	$133,744,497

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Operating expenses:
Research and development	$8,833,027	$4,630,148	$24,470,634	$13,132,336
General and administrative	2,845,898	2,492,078	8,939,573	8,347,013
Total operating expenses	11,678,925	7,122,226	33,410,207	21,479,349
Loss from operations	(11,678,925)	(7,122,226)	(33,410,207)	(21,479,349)

Other income (expenses)
Interest and other income	378,381	502,684	1,313,407	772,183
Realized loss from marketable securities	(273,573)	1,609	(618,075)	1,609
Total other income	104,808	504,293	695,332	773,792
Net loss	$(11,574,117)	$(6,617,933)	$(32,714,875)	$(20,705,557)

Unrealized loss recognized in accumulated other comprehensive loss before reclassification	(270,779)	(252,050)	(633,058)	(386,269)
Reclassification adjustment of unrealized loss (gain) included in net loss	273,573	(1,609)	618,075	(1,609)
Comprehensive loss	$(11,571,323)	$(6,871,592)	$(32,729,858)	$(21,093,435)

Net loss per share, basic and diluted	$(0.67)	$(0.38)	$(1.90)	$(1.36)

Weighted average common shares outstanding, basic and diluted	17,225,554	17,205,863	17,225,625	15,189,395

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(32,714,875)	$(20,705,557)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55,250	47,949
Stock-based compensation	4,033,036	6,355,453
Realized loss from marketable securities	618,075	(1,609)
Changes in operating assets and liabilities:
Other current assets	94,936	(580,011)
Accounts payable	2,474,266	556,738
Accrued expenses	1,605,078	1,140,024
Security deposits	(8,186)	(55,121)
Net cash used in operating activities	(23,842,420)	(13,242,134)

Cash flows from investing activities
Purchases of fixed assets	(35,094)	(47,991)
Purchases of marketable securities	(7,951,256)	(63,668,536)
Redemptions of marketable securities	28,515,332	2,699,778
Net cash provided by (used in) investing activities	20,528,982	(61,016,749)

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	-	81,014,989
Proceeds from exercise of stock options	-	554,268
Net cash provided by financing activities	-	81,569,257

Net (decrease) increase in cash and cash equivalents	(3,313,438)	7,310,374
Cash and cash equivalents at the beginning of the period	27,107,526	29,091,113
Cash and cash equivalents at the end of the period	$23,794,088	$36,401,487

Supplemental disclosure of cash flow information:
Change in unrealized loss on marketable securities available-for-sale	$(14,983)	$(387,878)
Cashless exercise of warrants	$-	$88

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2015	17,225,662	$17,226	$283,511,859	$(821,585)	$(163,965,905)	$118,741,595
Stock-based compensation	-	-	4,033,036	-	-	4,033,036
Change in unrealized loss on marketable securities	-	-	-	(14,983)	-	(14,983)
Cancellation of common stock	(108)	-	-	-	-	-
Net loss	-	-	-	-	(32,714,875)	(32,714,875)
Balance as of September 30, 2016	17,225,554	$17,226	$287,544,895	$(836,568)	$(196,680,780)	$90,044,773

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

The Company’s microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent-pending delivery system, GEMICEL TM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead program from this platform, ABI-M101, is in development for the treatment of C. difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates for multiple indications including other gastrointestinal indications, metabolic disorders, immunotherapy, and autoimmune diseases.

Liquidity

The Company has not derived any revenue from product sales to date as it currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and the issuance of debt. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiary. All intercompany balances and transactions have been eliminated.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of September 30, 2016, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2016 and 2015, condensed consolidated statements of cash flows for the nine months ended September 30, 2016 and 2015, and condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2016 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2016 are not necessarily indicative of results to be expected for the year ending December 31, 2016 or for any future interim period. The consolidated balance sheet at December 31, 2015 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the SEC on March 11, 2016 (the “2015 Annual Report”).

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Reclassification

Certain reclassifications have been made to previous period amounts to conform to the current period presentation on the condensed consolidated statements of operations and comprehensive loss. The unrealized gain on available-for-sale securities has been included in accumulated other comprehensive loss, and the amount of gain reclassified out of accumulated other comprehensive loss into realized gain from marketable securities when the securities were sold was $1,609 during the three and nine months ended September 30, 2015.

Property and Equipment

Property and equipment are stated at cost and consist of lab equipment, computer hardware and software and leaseholder improvements. The Company computes depreciation under the straight-line method over the following estimated useful life of the related assets:

•	Lab equipment 3 to 5 years
•	Computer hardware and software 3 to 5 years

Leasehold improvements are amortized over the remaining terms of the respective leases or the estimated useful life of the leasehold improvements, whichever is less. Maintenance and repair costs are expensed as incurred.

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30,
	2016	2015
Warrants to purchase common stock	16,909	56,349
Options to purchase common stock	4,377,201	3,244,984
Total	4,394,110	3,301,333

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, an updated standard on revenue recognition. ASU 2014-09 provides enhancements to the quality and consistency of how revenue is reported by companies while also improving comparability in the financial statements of companies reporting using International Financial Reporting Standards or U.S. GAAP. The main purpose of the new standard is for companies to recognize revenue to depict the transfer of goods or services to customers in amounts that reflect the consideration to which a company expects to be entitled in exchange for those goods or services. The new standard also results in enhanced disclosures about revenue, provides guidance for transactions that were not previously addressed comprehensively and improves guidance for multiple-element arrangements. In July 2015, the FASB voted to approve a one-year deferral of the effective date of ASU 2014-09, which will be effective for the Company in the first quarter of fiscal year 2018 and may be applied on a full retrospective or modified retrospective approach. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 explicitly requires management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosures in certain circumstances. In connection with each annual and interim period, management will assess if there is substantial doubt about an entity’s ability to continue as a going concern within one year after the issuance date. Management will consider relevant conditions that are known, and reasonably knowable, at the issuance date. Substantial doubt exists if it is probable that the entity will be unable to meet its obligations within one year after the issuance date. Disclosures will be required if conditions give rise to substantial doubt. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements; and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 will be effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its consolidated financial statements and related disclosures.

In February 2016, FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company is currently assessing the impact of ASU 2016-09 on its consolidated financial statements and related disclosures.

In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customer. The new guidance is an update to ASC 606 and provides clarity on: identifying performance obligations and licensing implementation. For public companies, ASU 2016-10 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2016. The Company is currently evaluating the impact that ASU 2016-10 will have on its consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated statements of cash flows and related disclosures.

Note 3 - Marketable Securities

Marketable securities consist of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$32,815,798	$-	$(798,140)	$32,017,658
Government and agency obligations	1,225,000	1,641	-	1,226,641
Municipal bonds	1,596,160	10,928	-	1,607,088
	35,636,958	12,569	(798,140)	34,851,387

Long-term available-for-sale securities
Corporate bonds	7,951,257	14,327	(65,324)	7,900,260
	7,951,257	14,327	(65,324)	7,900,260
Total	$43,588,215	$26,896	$(863,464)	$42,751,647

	December 31, 2015
	Amortized Cost	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$41,126,524	$(569,872)	$40,556,652
	41,126,524	(569,872)	40,556,652

Long-term available-for-sale securities
Government and agency obligations	1,225,000	(3,834)	1,221,166
Municipal bonds	1,596,160	(4,384)	1,591,776
Corporate bonds	20,822,682	(243,495)	20,579,187
	23,643,842	(251,713)	23,392,129
Total	$64,770,366	$(821,585)	$63,948,781

The contractual term to maturity of short-term marketable securities held by the Company as of September 30, 2016 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of September 30, 2016 is 1 to 2 years.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of marketable securities was classified into fair value measurement categories as of September 30, 2016 as follows:

Quoted prices in active markets for identical assets (Level 1)	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	42,751,647
Significant unobservable inputs (Level 3)	-
Total	$42,751,647

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of September 30, 2016 and December 31, 2015.

There were no transfers of marketable securities between Levels 1, 2 and 3 for the nine months ended September 30, 2016 and 2015.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2016.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$10,117,141	$(45,335)	$26,357,649	$(818,129)	$36,474,790	$(863,464)
Total	$10,117,141	$(45,335)	$26,357,649	$(818,129)	$36,474,790	$(863,464)

The Company has determined that the unrealized losses are deemed to be temporary impairments as of September 30, 2016. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at September 30, 2016.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		September 30,	December 31,
	Useful life (Years)	2016	2015
Computer hardware and software	3	$86,228	$84,065
Lab equipment	3 to 5	177,782	177,782
Office equipment	3 to 5	1,109	1,109
Leasehold improvements	1	32,931	-
Total property, plant and equipment		298,050	262,956
Less: Accumulated depreciation and amortization		(169,597)	(114,347)
Property, plant and equipment, net		$128,453	$148,609

Depreciation expense for the three months ended September 30, 2016 and 2015 was approximately $18,000 and $18,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Depreciation expense for the nine months ended September 30, 2016 and 2015 was approximately $55,000 and $48,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2016	2015
Accrued expenses:
Salaries, bonuses and employee benefits	$2,477,812	$1,628,975
Severance accrued for former CEO	-	106,777
Research and development expenses	713,888	120,700
General and administrative expenses	452,582	-
Other	-	182,752
Total accrued expenses	$3,644,282	$2,039,204

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

Options

In July 2010, the stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”), under which, as of September 30, 2016, there were outstanding options to purchase an aggregate of 714,209 shares of common stock. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”). On June 2, 2016, at the 2016 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of the Company approved the amendment and restatement of the Company’s 2014 Plan (the “Amended and Restated 2014 Plan”). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000 (representing an increase of 1,600,000). As of September 30, 2016, there were outstanding options to purchase an aggregate of 3,041,341 shares of common stock and 1,046,570 shares available for grant under the Amended and Restated 2014 Plan. Additionally, 21,251 shares of common stock forfeited under the 2010 Plan since June 2, 2016 are available for issuance under the Amended and Restated 2014 Plan.

A summary of the Company’s option activity and related information for the nine-month period ended September 30, 2016 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2015	3,367,784	$7.16	$3,971,205
Granted	1,058,000	7.07	430,650
Forfeited	(48,583)	10.15	-
Outstanding as of September 30, 2016	4,377,201	$7.10	$3,554,711
Options vested and exercisable	2,921,597	$6.69	$2,714,765

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the options granted for the nine months ended September 30, 2016 and 2015, were based on the following assumptions:

Nine Months Ended September 30,
	2016	2015
Exercise price	$5.84 - $8.14	$9.42 - $16.55
Expected stock price volatility	86.5% - 91.8%	89.18% - 95.55%
Risk-free rate of interest	1.36% - 1.94%	1.49% - 2.08%
Term (years)	5.37 - 7.00	5.13 - 6.97

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Three months ended December 31, 2016	$1,117,796
Year ended December 31, 2017	2,722,769
Year ended December 31, 2018	1,233,560
Year ended December 31, 2019	488,828
Year ended December 31, 2020	100,085
Total	$5,663,038

Unamortized stock-based compensation expense amounted to $5.7 million at September 30, 2016. The weighted average remaining amortization period is approximately 1.8 years at September 30, 2016.

Stock-based compensation expense for the three and nine months ended September 30, 2016 and 2015 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Research and development	$772,835	$148,963	$2,341,842	$2,624,265
General and administrative	282,208	1,000,466	1,691,194	3,731,188
Total stock-based compensation expense	$1,055,043	$1,149,429	$4,033,036	$6,355,453

Warrants

There was no warrant activity for the nine months ended September 30, 2016. The weighted average remaining contractual life of 16,909 shares of outstanding warrants at September 30, 2016 is approximately 3.7 years.

Note 7 - Commitments

Real Property Leases

The Company leases office space for corporate functions in Carmel, IN under a lease agreement with a monthly lease payment of approximately $5,958 that expires in June 2021. The Company also leases office space for administrative functions in New York, NY under an agreement with a monthly lease payment of $4,089 that expires in November 2016. The leased locations in Carmel, IN and New York, NY support both the HBV-cure and microbiome programs.

The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017. Research activities for the HBV-cure program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN that expires in December 2017. Research activities for the microbiome program will also be conducted at office and laboratory space leased from the University of Florida Research Foundation in Alachua, FL that expires in May 2017.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total leasing expenses for the three months ended September 30, 2016 and 2015 were approximately $318,000 and $159,000, respectively. The total leasing expenses for the nine months ended September 30, 2016 and 2015 were approximately $1.1 million and $456,000, respectively.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended September 30, 2016 and 2015 amounted to approximately $227,000 and $70,000, respectively. The equipment lease expense for the nine months ended September 30, 2016 and 2015 amounted to approximately $483,000 and $171,000, respectively.

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

The Company’s microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent pending delivery system, GEMICELTM, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead program from this platform, ABI-M101, is in development for the treatment of C. difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates for multiple indications including other gastrointestinal indications, metabolic disorders, immunotherapy and autoimmune diseases.

We currently have corporate and administrative offices in Carmel, Indiana and New York, New York, respectively, and research facilities in Bloomington, Indiana, Alachua, Florida and San Francisco, California. Research activities for the HBV-cure program are also being conducted at Indiana University at Bloomington, under the aegis of Adam Zlotnick, PhD, co-founder of Assembly Pharmaceuticals, Inc. and head of our HBV Scientific Advisory Board.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2016 and 2015

Research and Development Expense

Research and development costs primarily consist of personnel related expenses, including salaries, benefits, travel, and other related expenses, stock-based compensation, payments made to third party contract research organizations for preclinical studies, consultants, costs associated with regulatory filings and patents, laboratory costs and other supplies.

Research and development expense, excluding stock-based compensation expense, was approximately $8.1 million for the three months ended September 30, 2016, an increase of approximately $3.6 million or 80.0%, from approximately $4.5 million for the same period in 2015. The increase was primarily due to an increase of approximately $2.6 million in research expenses for our HBV-cure program and an increase of approximately $1.0 million in research expenses for our microbiome program.

Stock-based compensation expense was approximately $773,000 for the three months ended September 30, 2016, an increase of approximately $624,000 or 418.7%, from approximately $149,000 for the same period in 2015.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our administrative employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $2.6 million for the three months ended September 30, 2016, an increase of approximately $1.1 million or 73.3%, from approximately $1.5 million for the three months ended September 30, 2015. The increase was primarily due to an increase of approximately $0.4 million of compensation and bonus expenses related to new employees hired in 2016, $0.3 million in professional expenses, $0.3 million in legal expenses and $0.2 million in consulting expenses classified as operating expense.

Stock-based compensation expense was approximately $0.3 million for the three months ended September 30, 2016, a decrease of approximately $0.7 million or 70%, from approximately $1.0 million for the same period in 2015.

Comparison of the Nine Months Ended September 30, 2016 and 2015

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $22.1 million for the nine months ended September 30, 2016, an increase of approximately $11.6 million or 110.5%, from approximately $10.5 million for the same period in 2015. The increase was primarily due to an increase of approximately $8.0 million in research expenses for our HBV-cure program and an increase of approximately $3.4 million in research expenses for our microbiome program.

Stock-based compensation was approximately $2.3 million for the nine months ended September 30, 2016, a decrease of approximately $0.3 million or 11.5%, from approximately $2.6 million for the same period in 2015.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $7.2 million for the nine months ended September 30, 2016, an increase of approximately $2.6 million or 56.5%, from approximately $4.6 million for the nine months ended September 30, 2015. The increase was primarily due to an increase of approximately $0.7 million of compensation and bonus expenses related to new administrative employees hired in 2016, $0.6 million in consulting expenses, $0.3 million in legal expenses and $0.3 million in professional expenses, and $0.3 million in contribution and other tax expenses classified as operating expense.

Stock-based compensation expense was approximately $1.7 million for the nine months ended September 30, 2016, a decrease of approximately $2.0 million or 54.1%, from approximately $3.7 million for the same period in 2015.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2016 principally through equity financing, raising an aggregate of approximately $192.5 million in net proceeds.

Cash Flows for the Nine Months Ended September 30, 2016 and 2015

Net Cash from Operating Activities

Net cash used in operating activities was $23.8 million for the nine months ended September 30, 2016. Net cash used in continuing operations for the nine months ended September 30, 2016 was primarily driven by a $32.7 million net loss, and offset by a $4.0 million non-cash expense recorded for stock-based compensation, $4.1 million increase in accounts payable and accrued expenses and $0.6 million realized loss from marketable securities.

Net cash used in continuing operations for the nine months ended September 30, 2015 was $13.2 million and was primarily driven by the loss incurred during the nine months ended September 30, 2015 of approximately $20.7 million, partially offset by stock-based compensation expense of approximately $6.4 million and increase in accounts payable and accrued expenses of approximately $1.7 million.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2016 was approximately $20.5 million primarily due to a purchase of $8.0 million of marketable securities and offset by the redemption of $28.5 million of marketable securities during the year.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2015 was approximately $61.0 million primarily due to the purchase of marketable securities.

Net Cash from Financing Activities

There was no net cash flow provided by financing activities for the nine months ended September 30, 2016.

Net cash provided by financing activities was approximately $81.6 million for the nine months ended September 30, 2015. On March 19, 2015, we received net proceeds of approximately $70.5 million in an underwritten equity offering. On April 6, 2015, we received additional net proceeds of approximately $10.6 million from the exercise of underwriters’ options. On April 20, 2015, we paid $0.1 million for accrued offering cost.

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

Based upon our cash position as of September 30, 2016, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the initiation, scope, progress, timing, results and costs of drug discovery, preclinical development, laboratory testing and clinical trials for our product candidates;
•	the number and characteristics of product candidates that we pursue in preclinical and clinical development;
•	the costs and timing for the manufacture and procurement of clinical supplies of our product candidates;
•	the extent to which we acquire or in-license other medicines and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have no approved products and currently are dependent on the success of our HBV-cure or microbiome programs.

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

In addition, all of our product candidates are in an early stage of development and their risk of failure is high. The data supporting our drug discovery and pre-clinical and clinical development programs are derived from either laboratory or pre-clinical studies. We cannot predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV-cure and microbiome programs, the current product candidates of which are in early clinical and late pre-clinical development, respectively. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

ABI-H0731 and ABI-M101 are our lead product candidates for our HBV-cure and microbiome programs, respectively. We have initiated a Phase 1a/1b clinical trial of ABI-H0731, our novel oral agent for the treatment of chronic HBV. Our microbiome biological therapeutic, ABI-M101, is in late preclinical development. We anticipate initiating a Phase 1b clinical trial for ABI-M101 in the first half of 2017. It may be years before the larger, pivotal trials necessary to support regulatory approval are initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

•	developing dosages that will be tolerated, safe and effective;
•	reaching agreement with the FDA or comparable foreign regulatory authorities regarding the scope, design and data necessary to support regulatory approval for the product candidate;
•	demonstrating through clinical trials that the product candidate is safe and effective in patients for the intended indication;
•	determining the appropriate delivery mechanism;
•	demonstrating that the product candidate formulation will be stable for commercially reasonable time periods; and
•	completing the development and scale-up to permit manufacture of our product candidates in quantities sufficient to execute on our clinical development plans and, eventually, in commercial quantities and at acceptable prices.

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

Preclinical studies and clinical testing are expensive, can take many years to complete and their outcomes are highly uncertain. Failure can occur at any time during the preclinical study and clinical trial processes due to inadequate performance of a drug candidate or inadequate adherence by patients or investigators to clinical trial protocols. Further, clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to meet the requisite regulatory approvals. In addition, there is a high failure rate for drugs and biologics proceeding through clinical trials. Our failure to replicate earlier positive results in later-stage clinical trials or otherwise demonstrate the required characteristics to support marketing approval for any of our product candidates would substantially harm our business, prospects, financial condition and results of operations.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate safety and effectiveness in humans. To meet these requirements, we must conduct extensive preclinical testing and sufficient adequate and well-controlled clinical trials. Conducting clinical trials is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting preclinical studies or clinical trials might cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials might be delayed by many factors, including, for example:

•	delays in reaching agreement with regulatory authorities on final trial design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations and clinical trial sites;
•	the lack of effectiveness during clinical trials;
•	the emergence of unforeseen safety issues;
•	inability to manufacture sufficient quantities of qualified materials under cGMP for use in clinical trials;
•	slower than expected rates of patient recruitment;
•	failure to recruit a sufficient number of patients;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	modification of clinical trial protocols;
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements for clinical trials;
•	delays, suspension, or termination of clinical trials by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and
•	government, institutional review board, ethics committee, or other regulatory delays or clinical holds requiring suspension or termination of the trials.

We have used and intend to continue to rely on one or more contract research organizations, or CROs, to conduct our preclinical studies and clinical trials. We are highly dependent on these CROs to conduct our studies and trials in accordance with the requirements of the FDA and good scientific practice. In the event the CROs fail to perform their duties in such a fashion, we may not be able to complete our clinical trials and may fail to obtain regulatory approval for any of our product candidates.

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

Any product candidates that we may discover and develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our preclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were established in October 2005, began active operations in the spring of 2007 and have only a limited operating history. In addition, we have terminated our programs related to our three prior product candidates. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals, Inc. prior to our merger, have generated losses since we began operations and, as of September 30, 2016, the combined company had an accumulated deficit of $196.7 million. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, preclinical studies and clinical trial activities. The amount of future losses and when, if ever, we will achieve profitability are uncertain. We have no products that have generated any commercial revenue, do not expect to generate revenues from the sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years, and beyond if we do not successfully launch and commercialize any therapies from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	continue to undertake preclinical studies and initiate and conduct clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates;
•	continue to undertake research and development to identify potential additional product candidates; and
•	pursue our intellectual property strategy.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of research, preclinical studies and clinical trials for our product candidates;
•	obtaining necessary regulatory approvals from the FDA and international regulatory agencies for our product candidates;
•	establishing manufacturing, sales, and marketing arrangements with third parties for any approved products;
•	sufficient market acceptance of any approved products among patients and physicians; and
•	raising sufficient funds to finance our activities, if and when needed.

We might not succeed at any of these undertakings. If we are unsuccessful at some or all of these undertakings, our business, prospects, and results of operations might be materially adversely affected.

Our development of product candidates is subject to risks and delays.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins, or HBc, with core protein Allosteric Modulators, or CpAMs, a mechanism with limited clinical evidence to date. The development of our CpAM technology is in the early stages, and the commercial feasibility and acceptance of our CpAM technology are unknown. Similarly, the technology underlying our microbiome platform is in preclinical development.

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

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV therapy and our microbiome platform, including the advancement of these programs into clinical trials, as well as initiate any development of any other product candidate and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV therapy and our microbiome program. Thereafter, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to raise capital, we could be forced to discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed intellectual property rights to our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The total amount of all potential future milestone payments at September 30, 2016 is $825,000. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC, from whom we have licensed intellectual property rights to our microbiome delivery mechanism, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the delivery mechanism for our microbiome program. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

Our operating and financial strategy for the development, preclinical and clinical testing, manufacture, and commercialization of drug candidates heavily depends on collaborating with corporations, academic institutions, licensors, licensees, and other parties. However, there can be no assurance that we will successfully establish or maintain these collaborations. In addition, should a collaboration be terminated, replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and might not be within our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all, that we will derive any revenue or profits from these collaborations, or that any collaborator will not compete with us. If any collaboration is not successful, we might require substantially greater capital to undertake development and marketing of our proposed products and might not be able to develop and market these products effectively, if at all. In addition, a lack of development and marketing collaborations might lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

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

Research and development goals may not be achieved in the time frames that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected and the price of our common stock could decline.

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

We do not have our own manufacturing facilities. Consequently, we lack the physical plant to formulate and manufacture our own product candidates for use in our planned clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA approval, we expect to rely on one or more third-party contractors to manufacture our products. If, for any reason, we become unable to rely on any future source to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds for preclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to secure and maintain third-party manufacturing capacity, the development and sales of our products and our financial performance might be materially affected.

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

If we cannot compete successfully, our business and financial condition will suffer.

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV and CDI is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, CDI or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects may be materially harmed.

We face competition from fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking preclinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

We may not have or be able to obtain the same resources and experience as our competitors. If we are unable to perform these tasks effectively and efficiently, our results of operations might be materially adversely affected. Our competitors may also succeed in developing, acquiring or licensing on an exclusive basis, drug products that are more effective or less costly than any product candidate that we may develop.

Even if our product candidates receive FDA approval, they will compete with a number of existing and future drugs and therapies developed, manufactured and marketed by others. Existing or future competing drugs might provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidates, or might offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we might not achieve sufficient product revenues and our business will suffer.

The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize. We will not achieve our business plan if the acceptance of any of these products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or choose to reserve our future products for use in limited circumstances. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

We are highly dependent on the services of our Chief Executive Officer and President, Derek Small, our Chief Medical Officer and Vice President of Research and Development, Dr. Uri Lopatin, our Chief Scientific Officer, Dr. Richard Colonno, our Chief Scientific Officer – Microbiome, Dr. Miguel Barbosa, our Chief Development Officer and Head of Microbiome, Thomas E. Rollins, and our Chief Financial Officer and Chief Operating Officer, David J. Barrett. Our employment agreements with Mr. Small, Dr. Lopatin, Dr. Colonno, Dr. Barbosa, Mr. Rollins and Mr. Barrett do not ensure their retention. This is also true for our other management team members, both present and future.

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

As of November 1, 2016, we had 65 employees, and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, clinical operations, formulation and manufacturing and sales and marketing to commercialize our HBV-cure program and our microbiome program or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, preclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical products. The FDA regulates small molecule chemical entities and biological products, whether administered orally, topically or by injection, as drugs, subject to an NDA or biologics licensing application (BLA), under the Federal Food, Drug, and Cosmetic Act. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation.

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

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs. If the use of one or more of our or our collaborators’ product candidates or approved drugs, if any, harms people, we might be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we obtain may not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. Any successful product liability claims or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

Since we went public on December 22, 2010 and through November 1, 2016, the closing price of our common stock has fluctuated between $4.30 and $101.25 (after giving effect to the 1-for-5 reverse stock split effected on July 11, 2014), with significant volatility after we announced on June 25, 2012 that our prior product candidate iferanserin failed to meet the endpoints of our Phase III trial, and after we announced in February 2014 that our prior product candidate diltiazem demonstrated no significant improvement compared to placebo. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

•	our ability to initiate, conduct and generate data from our planned clinical trials and the timing for these events;
•	the timing, costs and results of our preclinical studies and clinical trials and other studies involving our product candidates;
•	reports of adverse events associated with our product candidates or product candidates that are similar to ours;
•	the receipt or loss of required regulatory approvals for our product candidates;
•	our ability to enter into strategic and collaborative arrangements for the development and commercialization of our product candidates;

•	availability of capital;
•	future sales of our common stock;
•	any sales of shares of our common stock by our significant stockholders or members of our management;
•	additions or departures of key personnel;
•	investor perceptions of us and the pharmaceutical industry;
•	issuance of new or changed securities analysts’ reports or recommendations, or the announcement of any changes to our credit rating;
•	success or failure of our product candidates;
•	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;
•	threatened or actual litigation and government investigations;
•	legislative, political or regulatory developments;
•	the overall performance of the equity markets;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	general economic conditions;
•	changes in interest rates; and
•	changes in accounting standards, policies, guidance, interpretations or principles.

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

At November 1, 2016, our executive officers, directors and one of our founders beneficially owned approximately 28.1% of our voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 65.1% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number
10.1#	Employment Agreement dated December 17, 2015 and effective January 5, 2016, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

# Indicates a management compensatory plan, contract or arrangement.

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

Assembly Biosciences, Inc.

Date: November 9, 2016	By:	/s/ Derek Small
Derek Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)