Form 10-K
period 2016-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2017-03-02
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

11711 N. Meridian Street, Suite 310

Carmel, Indiana 46032

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (317) 210-9311

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes    ☐   No    ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2016, was approximately $87.8 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2016.  For purposes of making this calculation only, the registrant has defined affiliates as including only (i) directors, (ii) executive officers, and (iii) certain shareholders that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2016. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, there were 17,265,920 shares of the registrant’s common stock, $0.001 par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2017, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2016.

ASSEMBLY BIOSCIENCES, INC.

References to Assembly Biosciences, Inc.

Throughout this Annual Report on Form 10-K, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Assembly Biosciences, Inc.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of pre-clinical studies and clinical trials, and our research and development programs;
•	the clinical and therapeutic potential of our product candidates;
•	our unproven approach to therapeutic intervention;
•	our plans to develop and commercialize our product candidates;
•	the potential benefits of our existing collaborations and our ability to establish and maintain collaborations, including with Allergan Pharmaceuticals International Limited;
•	our ability to obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the rate and degree of market acceptance and clinical utility of our products;
•	our ability to retain and recruit key personnel;
•	our ability to manage growth;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

PART I

Item 1. Business

Overview

We are a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and novel class of oral synthetic live biotherapeutics, which are designed to restore health to a dysbiotic microbiome. The company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing multiple drug candidates that inhibit multiple steps of the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731 has completed a Phase 1a human clinical trial, with the Phase 1b/2a portion of the clinical trial expected to commence in the second quarter of 2017. The company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice, or cGMP, conditions, and a patent pending delivery system, that we call GEMICEL ®, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal, or GI tract. The lead product candidate from this platform, ABI-M101, is in development for the treatment of clostridium difficile infections (CDI). Using its microbiome platform, the company is developing additional product candidates.

Business Strategy

Assembly is currently focused on enhancing the health and well-being of patients with hard-to-treat infectious diseases, such as chronic HBV and illnesses associated with a dysbiotic microbiome. This commitment drives our efforts to forge a new and differentiated path to treating these conditions, inspired by the needs of millions of affected patients. We are pursuing a portfolio of novel CpAMs with potential to substantially increase the cure rates of treated HBV patients and a novel class of oral synthetic live biotherapeutics designed to correct or repair a dysbiotic microbiome. Both of these conditions include substantial numbers of patients for whom current therapies may successfully suppress disease, but offer only low rates of cure. We intend to progress our HBV-cure and Microbiome programs using a variety of strategic arrangements, which may include collaborations, licenses, partnerships and other types of business arrangements. In January 2017, we entered into a Research, Development, Collaboration and License Agreement (the “Collaboration Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”) to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, we received from Allergan an upfront payment of $50 million. Additionally, we are eligible to receive up to approximately $630 million in development milestone payments and up to approximately $2.15 billion in commercial milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

HBV-Cure Program

The goal of our HBV-cure program is to substantially increase clinical cure rates for those chronically infected with HBV, a pathogen that infects approximately 240 million people worldwide and is associated with an estimated 680,000 deaths each year. Our HBV-cure research team is working on discovering and developing multiple CpAMs with the potential to inhibit the functional activities of the HBV core protein (HBc), at multiple points in the viral lifecycle.

HBc is involved in several steps of the HBV lifecycle and is essential for HBV’s continued regeneration and prolonged survival. Modulation of HBc with Assembly’s CpAMs has demonstrated preclinical proof of principle. In multiple cell-based models, CpAMs have been observed to selectively reduce viral load, which is the amount of infectious viral particles released from infected cells, and generation of closed circular covalent DNA (cccDNA), a special DNA moiety that resides in the cell nucleus of HBV-infected cells and is associated with viral persistence and chronic infection. The goal is to eradicate the infection with an orally-administered regimen. We believe that Assembly is well positioned to execute on this strategy, with a scientific team that has over 30 years of combined experience working on treatments for HBV.

Background

Hepatitis B virus (HBV) is a chronic infectious disease of the liver. It is a leading global cause of chronic liver disease and liver transplants. The World Health Organization estimates that nearly 240 million people worldwide, or approximately 6% of the world’s population, are infected with HBV. An estimated 680,000 people die annually from HBV-related liver disease. The Centers for Disease Control and Prevention (CDC) has reported that an estimated two million people in the United States have been infected with HBV, and the World Health Organization has reported that approximately 90 million people in China have chronic HBV. HBV is a global epidemic infecting more people than hepatitis C virus and HIV infections combined. A relatively small proportion of HBV patients currently receive treatment. Further, less than 10% of treated patients exhibit sustained response off therapy and the clinical cure rate is estimated to be only 3 to 5%. Despite the low rate of treatment and clinical cure, the current worldwide market for HBV therapies is estimated to be $3.2 billion. If new therapies can improve cure rates, we believe the market could grow substantially due to an increase in the number of HBV patients expected to seek the new therapies.

Current Treatments

Current therapeutic options for HBV include:

•	Direct Acting Antiviral medications (Nucelos(t)ide analogs). Several antiviral medications - including lamivudine (Epivir®), adefovir (Hepsera®), telbivudine (Tyzeka ®), tenofovir disoproxil fumarate and entecavir (Baraclude ®) - effectively reduce circulating virus levels by inhibiting reverse transcription. Chronic therapy with these agents can result in reduced liver inflammation and fibrosis. Unfortunately, these are rarely curative, even after years of therapy, and viral replication resumes when therapy is stopped.

•	Pegylated Interferon alfa (PegIFN-α). This synthetic version of a substance produced by the body to fight infection is used mainly for young people with hepatitis B who do not want to undergo long-term treatment or who might want to become pregnant within a few years. It is administered by injection. Cure rates are low and side effects may be severe, including flu-like symptoms and depression.

Our HBV Focus: Leveraging HBV Core Protein to Achieve a Clinical Cure using Core Protein Allosteric Modulators (CpAMs)

HBV is a DNA-virus that establishes a reservoir of cccDNA in the nucleus of infected cells that sustains infection in the liver. No current oral therapies target cccDNA activity directly, and thus molecules that can modulate cccDNA are highly sought in the HBV field. A key focus of our HBV-cure effort is targeting the HBc, a highly conserved viral structural protein that has no human homologue and is involved in numerous aspects of the HBV lifecycle, including the generation of the viral cccDNA. Assembly has discovered multiple novel series of CpAMs, which are small molecules that directly target and allosterically modulate HBc functions. Our HBV pipeline therefore offers the potential for both first in class and best in class opportunities for developing agents that target at least two of the three critical steps involved in the cccDNA viral lifecycle. We believe that our approach of targeting viral cccDNA generation through inhibition of HBc functions provides a promising foundation for substantially improving clinical cure rates for HBV.

A well accepted benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate markers in primary human hepatocyte cells and patients. On this basis, our CpAMs have shown preclinical proof of principle. In a variety of cell culture models, CpAMs have demonstrated the ability to reduce production of viral HBV DNA levels and known surrogate markers for cccDNA - HBV E antigen (HBeAg) and HBV S antigen (HBsAg) and pre-genomic RNA (pgRNA). Sustained decreases in levels of HBsAg is considered a strong predictor of functional cure in patients and is a key marker for clinical development.

Our clinical strategy encompasses testing CpAMs as a monotherapy, as required by regulatory agencies, to demonstrate their antiviral activity. Thereafter, all subsequent clinical trials in patients are anticipated to be in combination with other classes of HBV therapies. We have completed nonclinical studies on our lead HBV product candidate, ABI-H0731, and initiated a combined Phase 1a/1b trial in November 2016. In February 2017, we completed the Phase 1a dose ranging portion of the trial, in which we assessed the safety, tolerability and pharmacokinetics of ABI-H0731 at trial sites in New Zealand in 48 healthy volunteers. In the clinical trial, single ascending doses between 100-1,000 mg per day were evaluated and both 800 mg once daily as well as 800 mg twice daily were evaluated in 7 day multiple dose cohorts. ABI-H0731 was reported to be well tolerated at all doses. No serious adverse events, no clinically significant adverse events, no withdrawals due to adverse events nor clinically significant changes in vital signs or ECG findings were observed. Treatment emergent laboratory abnormalities were transient, minor and/or deemed not clinically significant. Treatment related adverse events deemed by the clinical investigator to be possibly or probably related to the study drug included rash and headache, which were reported to be mild and transient and only observed at the highest doses. ABI-H0731 was observed to be well absorbed and associated with plasma concentrations that we believe will be sufficient to suppress viral replication and cccDNA generation. We believe that pharmacokinetic data from the Phase 1a portion of the trial exhibits dose-dependent increases in plasma exposure levels and a half-life supporting the potential for once daily dosing. We intend to report the results of the Phase 1a portion of the trial at a scientific conference later in 2017. We plan to amend the trial protocol in order to characterize the next portion of the trial as a Phase 1b/2a clinical trial, and initiate that portion of the trial at sites outside the United States in the second quarter of 2017. We expect that the Phase 1b/2a portion of the trial will assess the safety, tolerability and pharmacokinetics, as well as preliminary antiviral efficacy, of ABI-H0731 in patients with chronic HBV infection and will evaluate ABI-H0731 as monotherapy and in combination with other approved therapies during 28 days of dosing. We expect longer-term Phase 2 clinical trials to initiate in 2018, which will assess the impact of combination regimens with other classes of therapy on antiviral activity, surrogate markers of cccDNA and potential cure rates.

 Our CpAM program provides opportunities to create a pipeline encompassing multiple generations of antiviral drugs. We plan to select an additional product candidate for development in the second half of 2017 and to advance additional CpAMs into clinical development in 2018. We also have research programs assessing other novel targets for HBV that are complementary to our programs focusing on core protein.

Our current intention is to focus our development and, if approved, commercialization efforts for our HBV program outside of the United States.

License Agreement and Intellectual Property

On September 3, 2013, we entered into an exclusive license agreement (the “IURTC License Agreement”) with Indiana University Research and Technology Corporation (“IURTC”) to acquire the rights to develop and commercialize products associated with multiple patent applications covering aspects of our HBV program held by IURTC. The licensed intellectual property includes platform patent applications covering aspects of HBc, our novel mechanisms of action, methods of treatment and the novel drug development assays our team is creating. As part of this agreement, we are obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of December 31, 2016, no performance milestone payments have been made. The Company anticipates that the first performance milestone payment will be made to IURTC in 2017. Under the IURTC License Agreement, we are also obligated to pay IURTC royalty payments based on net sales of the licensed technology ranging from 0.5% to 1.75%.

In addition, the IURTC License Agreement requires an annual diligence maintenance fee as follows:

2014	$25,000
2015	$50,000
2016 through the year in which first commercial sale occurs	$75,000
Year following first commercial sale and all subsequent years	$100,000

Milestone payments received by IURTC in 2017 will be fully creditable against the 2017 diligence maintenance fee.

Under the IURTC License Agreement, we also may grant sublicenses to third parties and receive revenues from these sublicenses, a portion of which will be paid to IURTC. Pursuant to this agreement, we must provide IURTC with a development plan, update this plan annually and achieve certain commercial goals. We have also agreed to indemnify IURTC against certain actions and claims in connection with the agreement or the use of any of the licensed patent rights.

The IURTC License Agreement may be terminated by us, with or without cause, upon 90 days advance written notice, by IURTC upon our material breach with 60 days advance written notice or by IURTC, in certain cases, upon our insolvency or bankruptcy immediately upon written notice.

We have one pending U.S. patent application, and related worldwide patent applications, and one pending PCT patent application, directed to ABI-H0731, all of which are co-owned with Indiana University and licensed to us. We also have a pending provisional application directed to formulations of ABI-H0731 which is owned by us. In addition, we have two pending PCT applications, co-owned with Indiana University, and four provisional patent applications, owned by us, directed to compounds related to ABI-H0731.

Microbiome Program Platform

Background

Our Microbiome program is based on the targeted delivery of novel microbiome-based therapies in a patent pending oral formulation, called Gemicel®, which applies our novel coating and encapsulation technology allowing for targeted delivery of complex agents to select regions of the gastrointestinal, or GI, tract. Using this proprietary delivery platform, we aim to deliver selected combinations of monoculture strains of beneficial bacteria in novel “synthetic formats” to the GI tract. Our first indication is recurrent CDI, and we plan to leverage our microbiome program into multiple other areas of high relevance to gut microbiome disorders including other infectious disease and GI disorders, indications in oncology, diabetes, obesity, other metabolic disorders, and central nervous system, or CNS, disorders.

Our approach builds upon experience reported in the literature of successfully treating CDI and other disease indications with fecal material transplants, or FMT, and seeks to provide a potentially curative therapy using a “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

In recent years, there has been increasing scientific evidence suggesting the therapeutic potential of the human microbiome - the billions of microbes living in and on people - to impact health and disease. The first target indication for our microbiome program is CDI, the most common nosocomial, or hospital acquired, infection, which has become a significant medical problem in hospitals and long-term care facilities as it becomes increasingly resistant to common antibiotics. CDI is estimated to afflict more than 450,000 people each year in the United States alone. It is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria, which produce toxins that cause inflammation, severe diarrhea and, in the most serious cases, death. Certain subpopulations, such as older patients, transplant patients, patients taking concomitant antibiotics and cancer patients, are at a higher risk of contracting CDI. Patients typically develop CDI from the use of broad-spectrum antibiotics that disrupt normal gastrointestinal (gut) flora, thus allowing C. difficile bacteria to flourish unchecked and produce toxins.  Infection is common because C. difficile is a spore-forming bacterium. Spores released into the hospital environment by patients with active disease can survive for months on dry surfaces in hospital rooms such as beds and doors. It also spreads when spores from other patients are transmitted on the hands and clothing of healthcare workers.

Current Treatments for CDI

Current therapeutic options for CDI include fidaxomicin, oral vancomycin and the off-label use of metronidazole. However, approximately 20% of patients initially treated with these drugs either fail to respond or do not achieve a sustained response. About 50% of initially non-responsive patients fail to achieve a sustained response from second and third line treatment. Because of the difficulties in achieving a sustained response to treatment, we estimate that, in the U.S. alone, there are more than 400,000 treatments per year for CDI.

Microbiome Therapies May Represent an Effective New Treatment Option for CDI

There has been considerable experience reported in the literature of successfully treating CDI with FMT from healthy individuals. FMT is believed to act by restoring a healthy balance of microbes in the gut. Despite its clinical efficacy, broad acceptance of FMT has been problematic, in part, because of the possibility of unknown and potentially damaging constituents in human derived materials. Other options to provide the benefits of FMT in a product form, rather than through FMT procedures, have been sought. Preliminary CDI studies using selected bacterial strains or bacterial spores from processed FMT have been promising. These reports have demonstrated a significant and growing precedent of successful cures in patients who had failed all prior treatment, and provide a path to potentially curative therapy using a targeted and specific microbiome therapy-one that can achieve the therapeutic benefits of FMT but in a form that is more predictable, safe and drug-like.

Proof-of-concept for this approach was demonstrated using a preparation of fecal material from normal donors that contained only bacterial spores. In a U.S. Phase 1b study, a single oral dose of spores administered in multiple capsules produced a 90% sustained response in 30 CDI patients who had experienced three or more laboratory confirmed CDI episodes in the previous 12 months. In another small study, a selection of 32 specific viral strains achieved a sustained response in two elderly patients with chronic refractory CDI.

The concept has also been validated in animal studies. Recent publications have demonstrated that administering a few strains of bacteria may be sufficient to have a curative effect in mouse models of CDI, and one study suggested that a single strain can be effective. In addition, testable mechanisms of how commensal bacteria may inhibit the growth and persistence of C. difficile have been reported or postulated.

Our CDI program is based on the premise that an oral capsule containing a mix of specific spore and non-spore forming vegetative bacteria grown in monoculture and manufactured under pharmaceutical-like GMP conditions (in effect a ‘synthetic’ live biologic product), has the potential to provide the therapeutic benefits of FMT therapy in a form that is economically viable and scalable for use in first line, as well as in second and third line treatment. In contrast, the commercial and clinical provision of whole or processed feces would require the provision of, or the purification and/or extraction from, human donor material, and as such is unlikely to be considered feasible except for a relatively small number of refractory CDI patients who have failed antibiotic treatment at least three times or who have had two or more episodes of severe CDI.

However, the development of a ‘synthetic’ live biologic product for the treatment of CDI, while promising, presents several basic challenges. These challenges include, but are not limited to the selection of effective bacterial strains, effective and reliable oral delivery, and efficient scale up and manufacture of the selected strains.

We have taken various actions and invested in processes to address these challenges. We believe that our ongoing bacterial discovery program enhances the probability that we will identify strains with the potential to be effective in humans. This program involves collaboration with leading academic medical centers with relevant expertise, and includes proprietary methods of identifying commensal bacteria associated with clinical benefit in CDI patients receiving FMT. The approach includes bioinformatic assessment of relevant data from resolved patients, and the isolation, culture, and screening of promising strains.

To address the challenge of delivery, we in-licensed a delivery technology we call Gemicel ®. Gemicel® is a novel coating and encapsulation technology that allows controlled delivery of an oral formulation specifically designated to achieve targeted pulsed release to selected portions of the GI tract by leveraging differences in their pH environments.

We have observed that our licensed coating technology, which can be applied at body temperature ranges under aerobic or anaerobic conditions, is not associated with any loss of a wide range of viable microorganisms. We have also observed in vitro that, under conditions commonly accepted as representing conditions in each section of the GI tract lumen, the formulation can deliver its contents to the targeted sites. In a clinical scintigraphy study of Gemicel in healthy volunteers conducted in 2015, which was sponsored by us, it was observed that Gemicel can release a bolus of therapeutic payload at specific locations in the lower GI tract, including the ileum and ascending colon, two locations especially relevant for the treatment of C. difficile pathogens. The data were generated in three clinical cohorts that used radioisotope-based scintigraphy to precisely image the drug delivery properties of Gemicel.

The Assembly team has considerable experience in industrial scale production of bacteria under pharmaceutical GMP requirements, and there are several commercial scale vendors we have identified to facilitate this activity. However certain bacteria can be very difficult to freeze-dry (lyophilize) for encapsulation, and some can be very difficult to grow at a large scale. We believe that it is feasible to mitigate clinical, regulatory and manufacturing risk by carefully selecting strains for clinical development that have shown preliminary signs of efficacy in our nonclinical assessments, that do not carry antibiotic resistance or virulence genes, and that can be lyophilized and grown at scale under standard anaerobic and/or aerobic conditions as required.

We plan to complete our IND enabling studies of ABI-M101, our lead microbiome product candidate, in 2017 and initiate a Phase 1b clinical trial in the second half of 2017 in CDI patients who have relapsed after two or three standard antibiotic regimens. We will explore various regimens for further clinical development in these initial studies.

We are actively applying our microbiome-based therapeutic platform to select new drug candidates targeting GI disorders, namely inflammatory bowel diseases and irritable bowel syndrome, in partnership with Allergan. We intend to further leverage our discovery program and formulation technology to pursue other microbiome-related indications such as metabolic diseases, oncology, CNS and liver disease, as new data becomes available clarifying the relationship of the gut microbiome to these conditions.

Collaboration Agreement, License Agreement and Intellectual Property

Allergan

On January 6, 2017, we entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, we granted Allergan an exclusive worldwide license for rights to preclinical compounds ABI-M201 and ABI-M301, targeting ulcerative colitis (UC) and Crohn's disease (CD), respectively, as well as two additional compounds to be identified by us for irritable bowel syndromes (IBS).

Under the Collaboration Agreement, we and Allergan will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, we received from Allergan an upfront payment of $50 million. Additionally, we are eligible to receive up to approximately $630 million in development milestone payments and up to approximately $2.15 billion in commercial milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. We and Allergan have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (“POC”) studies on a ⅓, ⅔ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, we may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. We have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure.

Therabiome

On November 8, 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC, for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive release platform technology. Under the agreement, Therabiome granted us the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins, and small molecules by oral delivery using the licensed intellectual property in (i) gastro-intestinal dysbiosis, including but not limited to C. difficile associated diseases, irritable bowel syndrome-constipation, irritable bowel syndrome-diarrhea,, inflammatory bowel disease, metabolic syndrome, type 2 diabetes, obesity and hypertension, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property.  We will be solely responsible for all research and development activities with respect to any product we develop under the license.

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

We also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region, and which depend on whether the milestone occurs before the filing of the first NDA filing or after the first, second or third NDA filings. These payments will be: one-third of the U.S. milestones paid upon a foreign equivalent of an investigational new drug application, or IND and marketing approval for each product in the European Union or Japan; 10% of the U.S. milestones paid upon a foreign equivalent of an IND and marketing approval for each product in China; 10% of the U.S. milestone paid upon marketing approval for each product in India and Brazil; and 1% of the U.S. milestone paid upon marketing approval for each product in all other countries. We also must pay Therabiome royalties on annual net product sales in the low to mid-single digit percentages plus, once annual net sales exceed two specified thresholds, a one-time cash payment upon reaching each threshold. Pursuant to this agreement, we and Therabiome have agreed to indemnify one another against certain claims in connection with the agreement.

This agreement may be terminated by us, with or without cause, upon 90 days prior written notice, by either party upon the other party’s material breach with 180 days prior written notice or by either party upon the other party’s challenge of the validity or enforceability or any issued patent within the licensed intellectual property with 90 days prior written notice. Additionally, either party may terminate the agreement upon an event of bankruptcy with respect to the other party.

In addition to the pending U.S. application and related foreign pending patent applications directed to the delivery mechanism licensed to us from Therabiome, we own two pending provisional patent applications related to our ABI-M101 product candidate. We also own the Gemicel® trademark covering the delivery mechanism we have licensed from Therabiome.

Government Regulation

Government authorities in the U.S., at the federal, state and local level, and in other countries extensively regulate, among other things, the research, development, testing, manufacture, including any manufacturing changes, packaging, storage, recordkeeping, labeling, advertising, promotion, distribution, marketing, post-approval monitoring and reporting, import and export of pharmaceutical and biological products, such as those we are developing.

U.S. drug approval process

In the U.S, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act, or FDCA, and implementing regulations, and biological products under both the FDCA and the Public Health Service Act, or PHSA, and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug or biological product may be marketed in the U.S. generally involves the following:

•	completion of nonclinical laboratory tests, animal studies and formulation studies in compliance with the FDA’s good laboratory practice, or GLP, regulations;
•	submission to the FDA of an investigational new drug application, or IND, which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board, or IRB, at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices, or GCP, to establish the safety and efficacy of the proposed drug or biological product for each indication;
•	submission to the FDA of a new drug application, or NDA, or a biologics license application, or BLA;
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and
•	FDA review and approval of the NDA or BLA.

Nonclinical Studies and IND

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an Investigational New Drug application (IND). Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. For some products, FDA may waive the need for certain nonclinical tests. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. If an IND or clinical study is placed on clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

Clinical trials

Clinical trials involve the administration of the investigational new drug or biological product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical trials are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical trial and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical trials must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•	Phase 2: The drug or biological product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•	Phase 3: The drug or biological product is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA. Additionally, IND safety reports must be submitted for serious and unexpected suspected adverse reactions, findings from animal or in vitro testing or other studies that suggest a significant risk to humans, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. Phase 1, Phase 2 and Phase 3 clinical trials may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $2 million and the sponsor of an approved NDA or BLA is also subject to annual product and establishment user fees, currently set at $97,750 per product and $512,200 per establishment for fiscal year 2017. These fees are typically adjusted annually.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Under these goals, the FDA has committed to review most original applications for non-priority products within 10 months, and most original applications for priority review products, that is, drugs and biological products that the FDA determines represent a significant improvement over existing therapy, within six months. For NDAs for novel products and all BLAs, the 10 and 6-month time periods runs from the filing date; for all other original applications, the 10 and 6-month time periods run from the submission date. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. Despite these review goals, it is not uncommon for FDA review of an NDA or BLA to extend beyond the goal date. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

Before approving an NDA or BLA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA or BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted.

The testing and approval process requires substantial time, effort and financial resources, and some trials may take many years to complete. Data obtained from clinical activities are not always conclusive and may be susceptible to varying interpretations, which could delay, limit or prevent regulatory approval. The FDA may not grant approval on a timely basis, or at all. We may encounter difficulties or unanticipated costs in our efforts to develop our product candidates and secure necessary governmental approvals, which could delay or preclude us from marketing our products.

After the FDA’s evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA or BLA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies, or REMs, which can materially affect the potential market and profitability of the product or impose new labeling, testing or distribution and use requirements. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

Fast track designation

The FDA is required to facilitate and expedite the development and review of drugs and biological products that are intended for the treatment of a serious or life-threatening disease or condition for which there is no effective treatment and which demonstrate the potential to address unmet medical needs for the disease or condition. Under the fast track program, the sponsor of a new product candidate may request the FDA to designate the product for a specific indication as a fast track product concurrent with or after the filing of the IND for the product candidate. The FDA must determine if the product candidate qualifies for fast track designation within 60 calendar days after receipt of the sponsor’s request.

In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical trial process.

Priority review

Under FDA policies, a product candidate may be eligible for priority review, a review generally within a six-month time frame from the time a complete application is received or filed. Products generally are eligible for priority review if they are intended for treatment of a serious or life-threatening disease or condition and provide a significant improvement in safety or effectiveness compared to marketed products in the treatment, diagnosis or prevention of a serious disease or condition. A fast track designated product candidate would ordinarily meet the FDA’s criteria for priority review.

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug or biological product for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM). In clinical trials, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical trials to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

Breakthrough therapy designation

Under the provisions of the new Food and Drug Administration Safety and Innovation Act, or FDASIA, enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs and biological products designated as breakthrough therapies also may be eligible for priority review. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Qualified Infectious Disease Products

Under the provisions of FDASIA, a sponsor can request designation of a product candidate as a qualified infectious disease product (QIDP). A QIDP is an antibacterial or antifungal drug for human use intended to treat serious or life threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or (2) qualifying pathogens listed by the FDA. Examples include (A) resistant gram positive pathogens, including methicillin-resistant Staphylococcus aureus, vancomycin resistant Staphylococcus aureus, and vancomycin-resistant enterococcus; (B) multi-drug resistant gram negative bacteria, including Acinetobacter, Klebsiella, Pseudomonas, and E. coli species; (C) multi-drug resistant tuberculosis; and (D) Clostridium difficile. A drug that receives QIDP designation is eligible under the statute for fast track designation and priority review and an additional 5 years of market exclusivity added to certain existing exclusivity periods. The FDA must determine if the product candidate qualifies as a QIDP within 60 calendar days after receipt of the sponsor’s request.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biological products intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the U.S. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not shorten the duration of the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the U.S. for that product and indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A drug or biological product will be considered clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same orphan disease or condition, or the same drug or biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA/BLA application user fee.

Pediatric information

Under the Pediatric Research Equity Act of 2003, as amended, an NDA, BLA or supplement to an NDA or BLA for drug or biological products with certain novel features (e.g. new active ingredient new indication) must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor of a new drug or biological product subject to the above pediatric testing requirements also is required to submit to the FDA a pediatric study plan generally 60 days after an end-of-Phase 2 meeting with the agency. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

Other regulatory requirements

Any drug or biological product manufactured or distributed by us pursuant to FDA approvals will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to recordkeeping, periodic reporting, product sampling and distribution, advertising and promotion and reporting of adverse experiences with the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval.

The FDA may impose a number of post-approval requirements, including REMs, as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical trials, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical trials to assess new safety risks or imposition of distribution or other restrictions under a REM program. Other potential consequences include, among other things:

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

The FDA strictly regulates marketing, labeling, advertising and promotion of products that are placed on the market. Drugs and biological products generally may be promoted only for the approved indications and in accordance with the provisions of the approved labeling. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off label uses, and a company that is found to have improperly promoted off label uses may be subject to significant liability.

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

Competition

The pharmaceutical and biotechnology industry is very competitive and the development and commercialization of new drugs and biologics is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. For our HBV cure program, potential competitors include Johnson & Johnson, Roche, Bristol Myers Squibb Co., GlaxoSmithKline PLC, Gilead Sciences Inc., and Arbutus Biopharma Corp., among others. Additionally, we may face competition from currently available treatments for HBV. For CDI, our microbiome program’s first indication, our competitors include Seres Therapeutics, Inc. and Merck & Co, Inc. For our microbiome program more generally, our competitors include Johnson & Johnson, Novartis International AG, Abbvie Inc., Takeda, Merck & Co., Bristol Myers Squibb Co., and Pfizer Inc. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We do not currently own or operate any manufacturing facilities. We currently rely on third parties for the manufacture of our product candidates for non-clinical and clinical testing. We currently have no plans to establish any manufacturing facilities for products for our HBV-Cure program. As we advance our Microbiome programs through clinical development and potential commercialization, however, we expect to establish our own manufacturing capabilities for drug substance and drug product for our Microbiome program.

Financial Information

We have not derived any revenue from product sales to date as we currently have no products approved for sale.

Research and Development Expense

Our research and development expenses, excluding stock-based compensation expense, were approximately $30.1 million for fiscal year 2016, of which $20.0 million was expended on the HBV program and $10.0 million was expended on our Microbiome Program.

Our research and development expenses, excluding stock-based compensation expense, were approximately $15.1 million for fiscal year 2015, of which $10.8 million was expended on the HBV program and $4.3 million was expended on our Microbiome program, offset by $6,621 credit due to termination of the VEN 307 study in 2014.

Our research and development expenses, excluding stock-based compensation expense, were approximately $8.0 million for fiscal year 2014, of which $2.5 million was expended on the HBV program, $1.6 million was expended on our Microbiome program and $3.9 million was expended on a former product candidate Diltiazem (VEN 307).

Employees

As of February 24, 2017, we had 69 employees, 4 temporary contractors and various consultants and multiple research contract research organizations with whom we have contracted.

Corporate History

We were incorporated in Delaware in October 2005 under the name South Island Biosciences, Inc. (which was changed to Ventrus Biosciences, Inc. in April 2007). On July 11, 2014, we merged with Assembly Pharmaceuticals, Inc., a private company (the “Merger”). In connection with the Merger, we changed our name from Ventrus Biosciences, Inc. to Assembly Biosciences, Inc.

Corporate Information

Our principal executive office is at 11711 N. Meridian Street, Suite 310, Carmel, Indiana 46032. Our telephone number is (317) 210-9311.

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

The reports filed with the SEC by us and by our officers, directors and significant shareholders are available for review on the SEC’s website at www.sec.gov. You may also read and copy materials that we filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

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

To date, we have no approved product on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome therapies. Unless and until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing, collaborations or other strategic arrangements. If we are unable to develop and commercialize any product candidates from our HBV-Cure and Microbiome programs, we will be unable to generate any product revenues, and our business, financial condition and results of operations will be significantly harmed.

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

We depend entirely on the success of product candidates from our HBV program, which has one product candidate in early clinical development, and our microbiome programs, which has one product candidate in late pre-clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

ABI-H0731 and ABI-M101 are our lead product candidates for our HBV-cure and Microbiome program, respectively. We have completed the Phase 1a portion of a Phase 1a/1b clinical trial for ABI-H0731, our novel oral agent for the treatment of chronic HBV. We anticipate initiating the Phase 1b portion of the trial in the second quarter of 2017. Our lead microbiome biotherapeutic product candidate, ABI-M101, is in late nonclinical development and we plan to initiate a Phase 1b clinical trial of ABI-M101 in CDI patients who have relapsed after two or three standard antibiotic regimens in the second half of 2017. It may be years before the larger, pivotal trials necessary to support regulatory approval of our product candidates are initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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

The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for our HBV and microbiome therapies or any other product candidates that we may develop. We have not yet completed and may never complete the development of any product. If we are unable to complete clinical development of our HBV or microbiome therapies, or any other product candidates that we may identify, we will be unable to generate revenue or build a sustainable or profitable business.

Nonclinical studies may not be representative of disease behavior in clinical trials. The outcomes of nonclinical testing and clinical trials are uncertain and results of earlier nonclinical studies and clinical trials may not be predictive of future clinical trial results.

The results of nonclinical studies may not be representative of disease behavior in a clinical setting and thus may not be predictive of the outcomes of our clinical trials. In addition, the results of nonclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials and the results of any study or trial for any of our product candidates may not be as positive as the results for any prior studies or trials, if at all.

Nonclinical studies and clinical testing are expensive, can take many years to complete and their outcome is highly uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes due to inadequate performance of a drug candidate or inadequate adherence by patients or investigators to clinical trial protocols. Further, clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to meet the requisite regulatory approvals. In addition, there is a high failure rate for drugs and biologics proceeding through clinical trials. Our failure to replicate earlier positive results in later-stage clinical trials or otherwise demonstrate the required characteristics to support marketing approval for any of our product candidates would substantially harm our business, prospects, financial condition and results of operations. Any failure to achieve favorable results in clinical development would materially harm our business, financial condition and results of operations.

Nonclinical and clinical testing required for our product candidates is expensive and time-consuming, and may result in delays or may fail to demonstrate safety and efficacy for desired indications.

In order to obtain FDA approval to market a new drug product, we must demonstrate safety and effectiveness in humans. To meet these requirements, we must conduct extensive nonclinical testing and sufficient adequate and well-controlled clinical trials. Conducting clinical trials is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting nonclinical studies or clinical trials might cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials might be delayed by many factors, including, for example:

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

We have used and intend to continue to rely on one or more contract research organizations, or CROs, to conduct our nonclinical studies and clinical trials. We are highly dependent on these CROs to conduct our studies and trials in accordance with the requirements of the FDA and good clinical and scientific practice. In the event the CROs fail to perform their duties in such a fashion, we may not be able to complete our clinical trials and may fail to obtain regulatory approval for any of our product candidates.

The failure of nonclinical studies and clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our nonclinical studies or clinical trials would delay the filing of our New Drug Applications, or NDAs, or Biologics License Applications, or BLAs, with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operation.

Any product candidates that we may discover and develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc., a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of December 31, 2015 and December 31, 2016, the combined company had an accumulated deficit of approximately $164.0 million and $208.2 million, respectively, and net losses of $23.8 million, $28.5 million and $44.2 million for the years ended December 31, 2014, 2015 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years, and beyond if we do not successfully launch and commercialize any product candidates from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731 through clinical development for HBV and initiate and conduct clinical trials of our microbiome product candidate;
•	continue to undertake research and development to identify potential additional product candidates;
•	seek regulatory approvals for our product candidates; and
•	pursue our intellectual property strategy.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical trials or the development of any of our product candidates.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of research, nonclinical studies and clinical trials for our product candidates;
•	obtaining necessary regulatory approvals from the FDA and international regulatory agencies for our product candidates;
•	establishing manufacturing, sales, and marketing arrangements with third parties for any approved products; and
•	raising sufficient funds to finance our activities, if and when needed.

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

We are an early stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake research and development and nonclinical studies and clinical trials;
•	participating in regulatory approval processes;
•	formulating and manufacturing products; and
•	conducting sales, marketing and distribution activities.

Our failure to successfully commercialize our product candidates would negatively impact the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, or continue our operations.

Our development of product candidates is subject to risks and delays.

Our development of our product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products and products based on new technologies, including:

•	delays in product development, nonclinical and clinical testing;
•	unplanned expenditures in product development, nonclinical and clinical testing;
•	failure of a product candidate to demonstrate acceptable safety and efficacy;
•	failure to receive regulatory approvals;
•	emergence of superior or equivalent products;
•	inability to manufacture and sell on our own, or through any others, product candidates on a commercial scale or at a financially viable cost; and
•	failure to achieve market acceptance.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core Protein Allosteric Modulators, or CpAMs, which is a clinically unproven mechanism of action. The development of our CpAM technology is in the early stages, and the commercial feasibility and acceptance of our CpAM technology are unknown. Similarly, the technology for our microbiome therapy is in nonclinical development and our GEMICEL, dual targeted release drug formulation, is novel and not yet shown to successfully deliver live bacteria in patients.

Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs, and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.  More specifically, the theory that CpAMs can selectively lower cccDNA and viral antigen levels in HBV patients and achieve a functional cure is unproven.  Thus, even if CpAM technology is successful at targeting the HBV core protein and reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.  Similarly, with respect to our microbiome program, the ability to effectively and reliably deliver bacteria to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV therapy and our microbiome platform as well as initiate any development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV therapy and our microbiome program. Thereafter, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to raise capital, we could be forced to discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

Our product candidates face significant development and regulatory hurdles prior to marketing which could delay or prevent licensing, sales and/or milestone revenue.

Before we or any commercial partners obtain the approvals necessary to sell any of our product candidate, we must show through pre-clinical studies and human testing in clinical trials that each potential product is safe and effective. The rates at which we complete our scientific studies and clinical trials depend on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial and other potential drug candidates being studied. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, we will need additional financing to develop our product candidates, which we might seek and receive from third party commercial partners. Further, we currently do not have the infrastructure to manufacture, market and sell our product candidates. If we partner with one or more third party entities, those commercial partners may demand and receive rights to control product development and commercialization. As a result, these commercial partners may conduct these programs and activities more slowly or in a different manner than expected. If any of these events were to occur, the development of any product candidate could be significantly delayed, more expensive or less lucrative to us than anticipated, any of which would have a significant adverse effect on our business.

We are substantially dependent on our collaboration agreement with Allergan, which may be terminated or may not be successful due to a number of factors, which could have a material adverse effect on our business and operating results.

We have entered into the Collaboration Agreement with Allergan for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV therapy and our microbiome program.

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of December 31, 2016, no performance milestone payments have been made. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC, from whom we have licensed our microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our microbiome program. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

Corporate and academic collaborators might take actions to delay, prevent, or undermine the success of our product candidates.

Our operating and financial strategy for the development, nonclinical and clinical testing, manufacture, and commercialization of drug candidates heavily depends on collaborating with corporations, academic institutions, licensors, licensees, and other parties. However, there can be no assurance that we will successfully establish these collaborations. In addition, should a collaboration be terminated, replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and might not be within our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all, that we will derive any revenue or profits from these collaborations, or that any collaborator will not compete with us. If any collaboration is not successful, we might require substantially greater capital to undertake development and marketing of our proposed products and might not be able to develop and market these products effectively, if at all. In addition, a lack of development and marketing collaborations might lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

We rely on data provided by our collaborators and others that has not been independently verified and could prove to be false, misleading, or incomplete.

We rely on third-party vendors, scientists, and collaborators to provide us with significant data and other information related to our projects, nonclinical studies and clinical trials, and our business. If these third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

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

If a product is approved, any limitation on use that might be necessary due to safety issues, such as labeling warnings or distributions and use restrictions under a REMS, could hinder its adoption in the marketplace. In addition, if any product is approved, it could be used against any instructions that we publish that limit its use, which could subject us to litigation.

We lack suitable facilities for certain nonclinical and clinical testing and expect to rely on third parties to conduct some of our research and nonclinical testing and our clinical trials and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such research, testing or trials.

We do not have sufficient facilities to conduct all of our anticipated nonclinical and clinical testing. As a result, we expect to contract with third parties to conduct most of our nonclinical and clinical testing required for regulatory approval for our product candidates. We will be reliant on the services of third parties to conduct studies on our behalf. If we are unable to retain or continue with third parties for these purposes on acceptable terms, we may be unable to successfully develop our product candidates. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our product candidates for regulatory approval, which would impair our financial condition and business prospects.

Our reliance on these third parties for research and development activities also reduces our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. As a result, our results of operations and business prospects would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We will need to either establish our own clinical and commercial manufacturing capabilities or rely on third parties to formulate and manufacture our product candidates.

We currently do not have our own manufacturing facilities and rely on third-party manufacturers to supply the quantities of ABI-H0731 used in our Phase 1 clinical trials and drug substance and drug product for ABI-M101. Although we intend to establish our own manufacturing capabilities for our microbiome drug substance and drug products, we currently lack the physical plant to formulate and manufacture our own product candidates for use in our planned clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

In addition, before we or any of our collaborators can begin to commercially manufacture our product candidates, each manufacturing facility and process is subject to regulatory review. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMPs, and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. Any manufacturing facility must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If we or any of our future collaborators fails to comply with these requirements with respect to the manufacture of any of our product candidates, regulatory action could limit the jurisdictions in which we are permitted to sell our products, if approved. As a result, our business, financial condition, and results of operations might be materially harmed.

We are exposed to the following risks with respect to the manufacture of our product candidates:

•	If we are unable to establish our own manufacturing capabilities, we will need to identify manufacturers for commercial supply on acceptable terms, which we may not be able to do because the number of potential manufacturers is limited and the FDA must approve any new or replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•	We or any third-party manufacturers with whom we contract might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and, if approved, commercial needs.
•	Any third-party manufacturers with whom we contract might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store and distribute our products.
•	One or more of any third-party manufacturers with whom we contract could be foreign, which increases the risk of shipping delays and adds the risk of import restrictions.
•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign requirements. Any internal manufacturing facilities we establish may fail to comply, and we would not have complete control over any third-party manufacturers’ compliance, with these regulations and requirements.
•	We may be required to obtain additional intellectual property rights from third parties in order to manufacture our product candidates, and if any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors.
•	We may be required to share our trade secrets and know-how with third parties, thereby risking the misappropriation or disclosure of our intellectual property by or to third parties.
•	If we contract with third-party manufacturers, we might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

Each of these risks could delay our development efforts, nonclinical studies and clinical trials or the approval, if any, of our product candidates by the FDA or the commercialization of our product candidates and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

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

We might compete against fully integrated pharmaceutical companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;
•	undertaking nonclinical testing and human clinical trials;
•	obtaining FDA and other regulatory approvals of drugs;
•	formulating and manufacturing drugs; and
•	launching, marketing and selling drugs.

We may not have or be able to obtain the same resources and experience as our competitors. If we are unable to perform these tasks effectively and efficiently, our results of operations might be materially adversely affected.

Developments by competitors might render our product candidates or technologies obsolete or non-competitive.

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, CDI, UC, IBS and IBD is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, CDI, UC, IBS or IBD or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical studies and clinical trials, market acceptance of the product will not be known until after it is launched. Any failure to achieve market acceptance for our product candidates will harm our business, results and financial condition.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other significant personnel or experience increases in our compensation costs, our business might materially suffer.

We are highly dependent on the services of our Chief Executive Officer and President, Derek Small, our Chief Scientific Officer, Dr. Richard Colonno, our Chief Scientific Officer - Microbiome, Miguel S. Barbosa, Ph.D, our Chief Medical Officer and Vice President of Research and Development, Dr. Uri Lopatin, our Chief Development Officer, Thomas E. Rollins, and our Chief Financial Officer and Chief Operating Officer, David J. Barrett. Our employment agreements with Mr. Small, Dr. Lopatin, Dr. Colonno, Dr. Barbosa, Mr. Rollins and Mr. Barrett do not ensure their retention. This is also true for our other management team members, both present and future.

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

As of February 24, 2017, we had 69 employees, 4 temporary contractors and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutics or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. The FDA regulates the research, development, nonclinical and clinical testing, manufacture, safety, effectiveness, record-keeping, reporting, labeling, storage, approval, advertising, promotion, sale, distribution, import, and export of pharmaceutical and biological products. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our product candidates. The regulatory review and approval process, which includes nonclinical testing and clinical trials of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct clinical trials and approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires submitting extensive nonclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy for each intended use. The development and approval process might take many years, requires substantial resources, and might never lead to the approval of a product.

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

We cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA or BLA demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

Even if we comply with all FDA requests, the FDA might ultimately reject one or more of our NDAs or BLAs. We cannot be sure that we will ever obtain regulatory approval for our product candidates. Failure to obtain FDA approval of our product candidates will severely undermine our business by leaving us without a saleable product, and therefore without any source of revenues, until another product candidate could be developed or obtained. There is no guarantee that we will ever be able to develop an existing, or acquire another, product candidate.

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

Once a product candidate is approved, numerous post-approval requirements apply. Among other things, the holder of an approved NDA is subject to ongoing FDA oversight monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for changes to the approved product, product labeling, or manufacturing process, depending on the nature of the change. Application holders also must submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA also has the authority to require changes in the labeling of approved drug products and to require post-marketing studies. The FDA can also impose distribution and use restrictions under a Risk Evaluation and Mitigation Strategy, or REMS.

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

In the U.S. and in other countries, there have been and we expect there will continue to be a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act, or the ACA. Such government-adopted reform measures may adversely impact the pricing of healthcare products and services in the U.S. or internationally and the amount of reimbursement available from governmental agencies or other third-party payors. The current administration supports a repeal of the ACA and an Executive Order has been signed commanding federal agencies to try to waive or delay requirements of the ACA that impose economic or regulatory burdens on states, families, the health-care industry and others. The Executive Order also declares that the administration will seek the “prompt repeal” of the law and that the government should prepare to “afford the States more flexibility and control to create a more free and open healthcare market.” At this time, the immediate impact of the Executive Order is not clear. In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These new laws may result in additional reductions in Medicare and other healthcare funding. In addition, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange, the Sarbanes-Oxley Act and the listing standards of NASDAQ, the exchange on which our common stock is listed. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we will file with the SEC is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

Our current controls and any new controls that we develop in the future may become inadequate because of changes in conditions in our business. Further, weaknesses in our disclosure controls or our internal control over financial reporting may be discovered in the future. Any failure to develop or maintain effective controls, or any difficulties encountered in their implementation or improvement, could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to implement and maintain effective internal control over financial reporting could also adversely affect the results of management reports and independent registered public accounting firm audits of our internal control over financial reporting that we will be required to include in our periodic reports that will be filed with the SEC. If we were to have ineffective disclosure controls and procedures or internal control over financial reporting, our investors could lose confidence in our reported financial and other information, which would likely have a negative effect on the market price of our common stock.

We face the risk of product liability claims and might not be able to obtain insurance.

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs and biotherapeutics. If the use of one or more of our or our collaborators’ product candidates or approved drugs, if any, harms people, we might be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We expect to obtain clinical trial insurance for our product candidates prior to beginning clinical trials. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we obtain, if any, in the future might not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our or our collaborators’ products, our liability could exceed our total assets and our ability to pay the liability. Any successful product liability claims or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could result in significant liability for us and harm our reputation.

We are exposed to the risk of employee fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	comply with United States Foreign Corrupt Practices Act, or FCPA, the U.K. anti-bribery laws and other anti-bribery laws;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (the “Code of Conduct”), but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, “Trade Laws”). We can face serious consequences for violations.

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We are establishing international operations and conducting clinical trials outside of the U.S. and a number of risks associated with international operations could materially and adversely affect our business.

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	compliance with the FCPA, and other anti-corruption and anti-bribery laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

If our efforts to protect our proprietary technologies are not adequate, we may not be able to compete effectively in our market.

We rely upon a combination of patents, trade secret protection and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. Any disclosure to or misappropriation by third parties of our trade secrets or confidential information could compromise our competitive position. Moreover, we may in the future be involved in legal or administrative proceedings involving our intellectual property initiated by third parties, and which proceedings can result in significant costs and commitment of management time and attention. As our product candidates continue in development, third parties may attempt to challenge the validity and enforceability of our patents and proprietary information and technologies.

We may in the future be involved in initiating legal or administrative proceedings involving the product candidates and intellectual property of our competitors. These proceedings can result in significant costs and commitment of management time and attention, and there can be no assurance that our efforts would be successful in preventing or limiting the ability of our competitors to market competing products.

Composition-of-matter patents relating to the API are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act (“AIA”), effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the U.S. Patent and Trademark Office (“USPTO”), is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular, China, where we anticipate increasing our activity and commercializing our product candidates, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

Our reliance on third parties and agreements with collaboration partners requires us to share our trade secrets, which increases the possibility that a competitor may discover them or that our trade secrets will be misappropriated or disclosed.

Our reliance on third party contractors to develop and manufacture our product candidates is based upon agreements that limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets and information are disclosed or used, even if unintentionally, in violation of these agreements. In the highly competitive markets in which our product candidates are expected to compete, protecting our trade secrets, including our strategies for addressing competing products, is imperative, and any unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business and operations.

In addition, our collaboration partners is larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations in place with our collaboration partner. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

We are developing an extensive worldwide patent portfolio. The cost of maintaining our patent protection is high and maintaining our patent protection requires continuous review and compliance in order to maintain worldwide patent protection. We may not be able to effectively maintain our intellectual property position throughout the major markets of the world.

The USPTO and foreign patent authorities require maintenance fees and payments as well as continued compliance with a number of procedural and documentary requirements. Noncompliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaboration partners or may result in competition, either of which could have a material adverse effect on our business.

We have made, and will continue to make, certain strategic decisions in balancing costs and the potential protection afforded by the patent laws of certain countries. As a result, we may not be able to prevent third parties from practicing our inventions in all countries throughout the world, or from selling or importing products made using our inventions in and into the U.S. or other countries. Third parties may use our technologies in territories in which we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories which provide inadequate enforcement mechanisms, even if we have patent protection. Such third party products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and we may encounter significant problems in securing and defending our intellectual property rights outside the U.S.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly certain developing countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to effectively enforce our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Intellectual property rights do not address all potential threats to any competitive advantage we may have.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patent or pending patent application that we own or have exclusively licensed.
•	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	The prosecution of our pending patent applications may not result in granted patents.
•	Granted patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•	Patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product.
•	Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates.

The existence of counterfeit pharmaceutical products in pharmaceutical markets may damage our brand and reputation and have a material adverse effect on our business, operations and prospects.

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, the use of counterfeit products could be used in non-clinical or clinical studies, or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

Since we went public on December 22, 2010 and through February 24, 2017, the closing price of our common stock has fluctuated between $4.30 and $105.30 (after giving effect to the 1-for-5 reverse stock split effected on July 11, 2014). Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

•	the progress, results and timing of our clinical trials and nonclinical studies and other studies involving our product candidates;
•	success or failure of our product candidates;
•	the receipt or loss of required regulatory approvals for our product candidates;
•	availability of capital;
•	future issuances by us of our common stock or securities exercisable for or convertible into common stock;
•	sale of shares of our common stock by our significant stockholders or members of our management;
•	additions or departures of key personnel;
•	investor perceptions of us and the pharmaceutical industry;
•	issuance of new or changed securities analysts’ reports or recommendations, or the announcement of any changes to our credit rating;
•	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;
•	threatened or actual litigation and government investigations;
•	legislative, political or regulatory developments;
•	the overall performance of the equity markets;
•	actual or anticipated fluctuations in our quarterly financial and operating results;
•	general economic conditions;
•	changes in interest rates; and
•	changes in accounting standards, policies, guidance, interpretations or principles.

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

At February 24, 2017, our executive officers, directors and one of our founders beneficially owned approximately 17.1% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 60.0% of our outstanding voting common stock Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2016, the Company had potentially utilizable gross Federal net operating loss carryforwards of approximately $146.5 million, State net operating loss carry-forwards of approximately $174.0 million and research and development credit carry forward of approximately $4.0 million, all of which expire between 2027 and 2036. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three year period (calculate on a rolling basis). We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside the Company’s control. These ownership changes may subject our existing net operating losses or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating lossess is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Because U.S. federal net operating losses generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if for financial reporting purposes the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses not faced by private companies. We are subject to the reporting requirements of the Securities Exchange Act of 1934, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and The NASDAQ Capital Market, each of which imposes additional reporting and other obligations on public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Complying with these requirements might divert management’s attention from other business concerns, which could have a material adverse effect on our prospects, business, and financial condition.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions in Carmel, IN under a lease agreement with a monthly lease payment of approximately $5,958 that expires in June 2021. The leased location in Carmel, IN support both the HBV-cure and Microbiome programs.

The Company leases office and laboratory space in San Francisco, CA under a sublease that expires in December 2017 unless we request a six month extension by October 2, 2017. The leased location in San Francisco, CA supports both the HBV-cure and Microbiome programs. Research activities for the HBV-Cure program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN that expires in December 2017, but will automatically renew for successive one year periods unless either party delivers notice of termination 180 days prior to the expiration date. Research activities for the Microbiome program are also being conducted at office and laboratory space leased from the University of Florida Research Foundation in Alachua, FL that expires in May 2017.

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

	2016		2015
	High	Low	High	Low
First quarter	$7.50	$4.33	$17.00	$7.25
Second quarter	$6.67	$4.60	$20.50	$12.08
Third quarter	$8.30	$5.15	$19.91	$9.22
Fourth quarter	$14.50	$7.25	$11.49	$7.22

On February 24, 2017, the closing price for the common stock as reported on the NASDAQ Capital Market was $21.06.

Holders of Record

As of February 24, 2017, there were 101 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Set forth below is a graph comparing the total cumulative returns of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in our common stock and each of the indices on December 31, 2011 and that all dividends, if any, are reinvested.

* $100 invested on December 31, 2011 in stock or index, including reinvestment of dividends.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Assembly Biosciences, Inc.	100.00	26.97	47.69	19.63	18.75	30.34
NASDAQ Composite	100.00	115.91	160.32	181.80	192.21	206.63
NASDAQ Biotechnology	100.00	132.14	218.74	292.72	326.51	256.60

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2016 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders:
2014 Stock Incentive Plan (*)	3,132,641	$7.76	966,571
2010 Equity Incentive Plan	702,959	$7.98	-
Options assumed in Assembly Pharmaceuticals Merger	621,651	$2.22	-

Equity compensation plans not approved by our stockholders:
Consultant Warrants	16,909	$30.81	-
Total	4,474,160		966,571

(*) 2014 Stock Incentive Plan shares available includes 32,501 shares of common stock forfeited under the 2010 Equity Incentive Plan on or after June 2, 2016.

Our equity compensation plans consist of the Amended and Restated 2014 Stock Incentive Plan, or 2014 Plan, and 2010 Equity Incentive Plan, or 2010 Plan, which were approved by our stockholders. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of warrants to purchase shares of our common stock issued to two consultants.

Shelf Registration

On December 30, 2015, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016. Under this shelf registration process, we may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $150,000,000. The amount to be registered under the shelf registration consists of up to $150,000,000 of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the registration statement, as the case may be. We have not issued any securities under this registration statement.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2016.

Item 6. Selected Financial Data

The following selected Balance Sheet data for the years ended December 31, 2016 and 2015 and the Statement of Operations data for the years ended December 31, 2016, 2015 and 2014 should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated results of operation data for the years ended December 31, 2013 and 2012 and the balance sheet data for the years ended December 31, 2014, 2013 and 2012 have been derived from audited financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	December 31,
	2016	2015	2014	2013	2012
(In thousands)
Balance Sheet Data:
Total assets	$98,119	$133,744	$71,225	$27,132	$20,556
Total stockholders’ equity	79,878	118,742	58,571	24,494	17,810

Statement of Operations Data:
Operating expenses	$45,278	$29,656	$23,956	$19,605	$24,855
Loss from operations	(45,278)	(29,656)	(23,956)	(19,605)	(24,855)
Interest income	1,539	1,229	167	201	65
Realized loss from marketable securities	(1,140)	(27)	-	-	-
Loss before income taxes	(44,879)	(28,454)	(23,789)	(19,404)	(24,790)

Income tax benefit	617	-	-	-	-
Net loss	$(44,262)	$(28,454)	$(23,789)	$(19,404)	$(24,790)
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit	(482)	(849)	-	-	-
Reclassification adjustment of unrealized loss included in net loss, net of tax expense	703	27	-	-	-
Loss per Shares Data:
Basic and dilutive loss per share data	$(2.57)	$(1.81)	$(3.40)	$(5.00)	$(9.74)

The increase in total assets from approximately $27.1 million as of December 31, 2013 to approximately $71.2 million as of December 31, 2014 was primarily due to the merger with Assembly Pharmaceuticals, Inc. in July 2014 and a capital raise of $15.0 million in net proceeds on October 6, 2014. The increase in total assets from approximately $71.2 million as of December 31, 2014 to approximately $118.7 million as of December 31, 2015 was primarily due to a capital raise of approximately $81.0 million in net proceeds to us. We did not engage in any financing activities in 2016; accordingly, total assets as of December 31, 2016 declined to approximately $98.0 million. Since 2013, our operating expenses have increased primarily due to increases in research and development activities. See, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on results of operations and financing activities since 2014.

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

Overview

We are a biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and novel class of oral synthetic live biotherapeutics, which are designed to restore health to a dysbiotic microbiome. The company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing multiple drug candidates that inhibit multiple steps of the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate HBc protein. The lead product candidate from this platform, ABI-H0731, has completed a Phase 1a human clinical trial, with the Phase 1b/2a portion of the trial expected to commence in the second quarter of 2017. The company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under cGMP conditions, and a patent pending delivery system, that we call GEMICEL ®, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal, or GI tract. The lead product candidate from this platform, ABI-M101 is in development for the treatment of clostridium difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates.

On July 11, 2014, Assembly Biosciences merged with a private company Assembly Pharmaceuticals, Inc. (the Merger). The Merger resulted in a shift in strategic focus, the addition of a new lead drug development program, and changes in personnel. In connection with the Merger, our Board of Directors and stockholders approved a 1-for-5 reverse stock split of our common stock. The reverse stock split became effective on July 11, 2014. All share and per share amounts in the consolidated financial statements and notes thereto have been retroactively adjusted for all periods presented to give effect to this reverses stock split, including reclassifying an amount equal to the reduction in par value of common stock to the additional paid-in capital. In connection with the Merger, the shares of common stock issued and outstanding of Assembly Pharmaceuticals, Inc. were converted into an aggregate of 4,008,848 shares of our common stock. Also pursuant to the terms of the Merger, the outstanding options to purchase shares of Assembly Pharmaceuticals, Inc.’s common stock were assumed by us and became exercisable for an aggregate of 621,651 shares of our common stock. Effective upon the consummation of the Merger, Assembly Acquisition, Inc., our wholly owned subsidiary, Merger Sub was merged with and into Assembly Pharmaceuticals, Inc., with Assembly Pharmaceuticals, Inc. being the surviving entity and becoming our wholly owned subsidiary.

We accounted for the acquisition of Assembly Pharmaceuticals, Inc. as a business combination under Accounting Standards Codification (ASC) 805 with Ventrus Biosciences, Inc. as the accounting acquirer. We determined Ventrus Biosciences, Inc. was the accounting acquirer in accordance with ASC 805-10-25-5 as Ventrus Biosciences, Inc. gained control of Assembly Pharmaceuticals, Inc. upon completion of the Merger. To make this determination, we considered factors as indicated in ASC 805-10-55, including which entity issued equity interest to effect the combination, board of directors’ composition, shareholder ownership, voting control, restrictions on shareholder voting rights, anticipated management positions and the relative size of the two companies.

We have not derived any revenue from product sales to date as we currently have no approved products. Our clinical strategy for the HBV product candidates encompasses testing CpAMs as a monotherapy, as required by regulatory agencies, to demonstrate their antiviral activity. Thereafter, all subsequent clinical trials in patients are anticipated to be in combination with other classes of HBV therapies. We completed nonclinical studies on our lead HBV product candidate, ABI-H0731, and initiated a combined Phase 1a/1b trial in November 2016. In February 2017, we completed the Phase 1a dose ranging portion of the trial, in which we assessed the safety, tolerability and pharmacokinetics of ABI-H0731 at trial sites in New Zealand in 48 healthy volunteers. We plan to amend the trial protocol in order to characterize the next portion of the trial as a Phase 1b/2a clinical trial and initiate that portion of the trial at sites outside the United States in the second quarter of 2017. We expect that the Phase 1b/2a portion of the trial will assess the safety, tolerability and pharmacokinetics, as well as preliminary antiviral efficacy, of ABI-H0731 in patients with chronic HBV infection and will evaluate ABI-H0731 as monotherapy and in combination with other approved therapies during 28 days of dosing. We expect longer-term Phase 2 clinical trials to initiate in 2018, which will assess the impact of combination regimens with other classes of therapy on antiviral activity, surrogate markers of cccDNA and potential cure rates. We plan to complete our IND enabling studies of ABI-M101, our lead microbiome product candidate, in 2017 and initiate a Phase 1b in the second half of 2017 in CDI patients who have relapsed after two or three standard antibiotic regimens. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or applicable foreign regulatory agency before it can be commercialized. Since inception, our operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options and issuance of debt. We have incurred losses from operations and negative cash flows from operating activities since inception and expect to continue to incur substantial losses for the next several years as we continue our product development efforts. Management believes we currently have sufficient funds to meet our operational requirements for at least the next twelve months. If we cannot generate significant cash from our operations, we intend to obtain any additional funding we require through strategic relationships, public or private equity or debt financings, grants or other arrangements. We cannot assure such funding will be available on reasonable terms, if at all.

We currently have administrative offices in Carmel, Indiana and we lease office and laboratory space in San Francisco, California under a sublease that expires in December 2017. The leased location in San Francisco, California supports both the HBV-Cure cure and Microbiome programs. Research activities for the HBV-cure program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN that expires in December 2017. Research activities for the Microbiome program are also being conducted at office and laboratory space leased from the University of Florida Research Foundation in Alachua, FL that expires in May 2017. Research activities for the HBV program are also being conducted at Indiana University at Bloomington, under the direction of Adam Zlotnick, PhD, Assembly co-founder and head of our HBV Scientific Advisory Board.

Since Assembly’s inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing initial manufacturing capabilities for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of December 31, 2016, we had an accumulated deficit of approximately $208.2 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Research and Development Expense

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, target validation, lead optimization and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with third parties, including contract research organizations, or CROs, that conduct research and development, nonclinical and clinical activities on our behalf and the cost of consultants;
•	the cost of lab supplies and acquiring, developing, and manufacturing nonclinical study materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third party costs, to each of our programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	Year Ended December 31,
	2016	2015	2014
HBV	$20,024,898	$10,810,517	$2,536,378
Microbiome	10,015,153	4,296,309	1,559,136
Diltiazem	-	(6,621)	3,913,887
Other	27,748	-	-
Stock- based compensation	3,025,178	3,257,732	2,707,336
Total	$33,092,977	$18,357,937	$10,716,737

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

The successful discovery and development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate, or know the nature, timing and estimated costs, of the efforts that will be necessary to complete the remainder of their development. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	the timing, progress and success of our Phase 1 clinical development of ABI-H0731 and our nonclinical and planned clinical development activities for other product candidates we may identify in each of the HBV and microbiome programs;
•	establishing an appropriate safety profile with IND-enabling toxicology studies sufficient to advance additional product candidates into clinical development;
•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing internal commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the products following approval and wide use.

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

Marketable Securities

We have designated marketable securities as of December 31, 2016 as available-for-sale securities and measure these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders' equity until their disposition. We review all available-for-sale securities at each period end to determine if they remain available-for-sale based on then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

Marketable securities are subject to a periodic impairment review. We may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. There were no marketable securities deemed to be impaired as of December 31, 2016 or 2015.

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

We review goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. We test goodwill and indefinite-lived intangible assets each year on October 1. We review the carrying value of goodwill utilizing a market value approach which was based upon the closing price of our stock price as of the beginning of the 4th quarter. As of October 1, 2016 and 2015, the fair value of our reporting unit was in excess of carrying value for all scenarios that were tested and goodwill was not deemed to be impaired.

On October 1, 2016, we performed a qualitative assessment of IPR&D. As of October 1, 2015, we utilized a discounted probable future cash flow model to value acquired IPR&D. Significant assumptions used in the model include the period in which material net cash inflows are expected to commence, anticipated material changes from historical pricing, margins and expense levels and an appropriate risk adjusted discount rate applied to the estimated cash flows. As of October 1, 2016 and 2015, IPR&D was not deemed to be impaired.

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

Impairment of Long-lived Assets

We monitor the carrying value of long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the years ended December 31, 2016 and 2015.

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

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of our financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable, accounts payable and accrued expenses.

Stock-Based Compensation

We apply the fair value recognition provisions of Financial Accounting Standards Board (FASB) ASC Topic 718, Compensation-Stock Compensation, which we refer to as ASC 718, to account for stock-based compensation. We recognize stock-based compensation expense related to stock options granted to employees and directors for their services on the Board of Directors based on the estimated fair value of each stock option on the date of grant, net of estimated forfeitures, using the Black-Scholes option-pricing model. The grant date fair value of awards subject to service-based vesting, net of estimated forfeitures, is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. In accordance with the ASC 718, stock options subject to both performance- and service-based vesting conditions are recognized using an accelerated recognition model if achievement of the performance requirements is considered to be probable.

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

Contractual Obligations

We have contractual and commercial obligations under our operating leases and other obligations related to research and development activities, purchase commitments and licenses. The following table summarizes our future contractual obligations and commercial commitments at December 31, 2016.

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$1,900,556	$1,163,105	$166,366	$-	$3,230,027
R&D and purchase commitments	4,139,322	183,184	-	-	4,322,506
License obligations	400,000	75,000	150,000	-	625,000
Total contractual obligations	$6,439,878	$1,421,289	$316,366	$-	$8,177,533

In general, milestone and royalty payments associated with certain license agreements (other than contingent performance milestone payments anticipated to be paid in 2017) have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. The milestone payments included in the table of contractual obligations above are payments we believe are reasonably likely to occur during the indicated time periods. Excluded from future R&D and purchase commitments is our portion of the potential future shared research and development expenses under the Collaboration Agreement with Allergan of up to $25 million. Further, we anticipate that our operating lease obligations will be higher than projected as we renew existing real estate leases that expire in 2017 and enter into new or expanded real estate leases.

Results of Operations

General

To date, we have not generated any revenues from operations and, at December 31, 2016, we had an accumulated deficit of approximately $208.2 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $30.1 million for the year ended December 31, 2016, an increase of approximately $15.0 million or 99.1%, from approximately $15.1 million for the same period in 2015. The net increase in research and development expenses was primarily due to an increase of $9.2 million in research expenses for our HBV program which was started in July 2014, and an increase of approximately $5.7 million for nonclinical development of our Microbiome program.

Stock-based compensation expense was approximately $3.0 million for the year ended December 31, 2016, a decrease of approximately $0.3 million, or 7.1%, from approximately $3.3 million for the year ended December 31, 2015.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $10.2 million for the year ended December 31, 2016, an increase of approximately $3.5 million, or 52.5%, from approximately $6.7 million for the same period in 2015. The net increase in general and administrative expenses was primarily due to an increase of approximately $0.8 million of compensation and bonus expenses related to new employees hired in 2016, $0.8 million in consulting expenses, $0.5 million in professional expenses, $0.5 million in legal expenses, $0.4 million in travel expenses, $0.3 million in tax expenses and $0.1 million in board fees classified as operating expense.

Stock-based compensation expense was approximately $2.0 million for the year ended December 31, 2016, a decrease of approximately $2.6 million, or 56.5%, from approximately $4.6 million for the year ended December 31, 2015.

Interest and Other Income

Interest and other income was approximately $1.5 million for the year ended December 31, 2016 compared to approximately $1.2 million for the same period in 2015. Interest income for the years ended December 31, 2016 and 2015 was primarily related to interest income on marketable securities - corporation bonds.

Income Tax Benefit

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The deferred tax liability was recorded in connection with the acquisition of Assembly Pharmaceuticals in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes. The deferred tax liability was $11.1 and $11.6 million as of December 31, 2016 and 2015, respectively.

Comparison of the Years Ended December 31, 2015 and December 31, 2014

Research and Development Expense

Research and development expense was approximately $18.4 million for the year ended December 31, 2015, an increase of $7.6 million, or 71.3%, from $10.7 million for the same period in 2014. The net increase in research and development expenses was primarily due to an increase of $8.3 million in research expenses for our HBV program which was started in July 2014, an increase of $2.7 million for nonclinical development of our Microbiome program, additional stock-based compensation of approximately $550,000 due to new options granted to employees and nonemployees, and offset by a decrease of $3.9 million in expenses due to termination of the VEN 307 study in the second quarter of 2014.

General and Administrative Expense

General and administrative expense was approximately $11.3 million for the year ended December 31, 2015, a decrease of $1.9 million, or 14.7%, from $13.2 million for the same period in 2014. The primary reason was a decrease of stock-based compensation expense of $3.3 million due to the decrease of fair value of stock options granted to employees in 2015, offset by an increase of $1.4 million in general and administrative expenses related to compensation and benefits, severance payments payable over twelve months to our former chief executive officer, bonuses, professional fees and corporate taxes.

Interest and Other Income

There was no interest expense in 2015 or 2014. Interest and other income was approximately $1.2 million for the year ended December 31, 2015 compared to approximately $167,000 for the same period in 2014. Interest income for the year ended December 31, 2015 was primarily related to interest income on marketable securities - corporation bonds.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2016 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of $192.5 million in net proceeds from public offerings and private placements from inception to December 31, 2016. Additionally, in February 2017, we received a $50.0 million upfront payment in connection with the closing of the Collaboration Agreement with Allergan.

In January 2014, we sold an aggregate of 92,472 shares of common stock under the amended at-the-market common equity sales program, resulting in net proceeds of approximately $1.8 million.

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

On April 6, 2015, the underwriters exercised in full their option to purchase an additional 833,333 shares of common stock at the public offering price of $13.50 per share. Proceeds from the sale of shares on the exercise of the underwriters’ option (net of underwriting discounts and commissions) were approximately $10.6 million.

Cash Flows for the Three Years Ended December 31, 2016, 2015 and 2014

	Year Ended December 31,
	2016	2015	2014
Operating activities	$(34,881,655)	$(18,697,334)	$(14,973,502)
Investing activities	36,196,574	(64,855,510)	277,401
Financing activities	152,640	81,569,257	16,725,946
Net increase (decrease) in cash and cash equivalents	$1,467,559	$(1,983,587)	$2,029,845

Net Cash Used in Operating Activities

Net cash used in operating activities was approximately $34.9 million for the year ended December 31, 2016 and funded our research and development program build out and general and administrative expenses. Net cash used in continuing operations for the year ended December 31, 2016 was primarily driven by an approximately $44.3 million net loss and $0.6 million deferred income tax benefit, and offset by approximately $5.0 million non-cash expense recorded for the stock-based compensation, an approximately $3.8 million increase in cash from changes in operating assets and liabilities and $1.1 million realized loss from marketable securities.

Net cash used in operating activities was approximately $18.7 million for the year ended December 31, 2015 and funded our research and development program build out and general and administrative expenses. Net cash used in continuing operations for the year ended December 31, 2015 was primarily driven by an approximately $28.5 million net loss and offset by approximately $7.9 million non-cash expense recorded for the stock-based compensation, plus an approximately $1.8 million increase in cash from changes in operating assets and liabilities.

Net cash used in continuing operations for the year ended December 31, 2014 was approximately $15.0 million and was primarily driven by a $23.8 million net loss and a $2.5 million decrease in cash from changes in operating assets and liabilities, and offset by the $10.6 million non-cash expense recorded for stock-based compensation and $0.7 million non-cash expense recorded for the issuance of warrants for services.

Net Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities from continuing operations for the year ended December 31, 2016 was approximately $36.2 million primarily due to the purchase of approximately $8.0 million of marketable securities and offset by a $44.3 million redemption of marketable securities during the year.

Net cash used in investing activities from continuing operations for the year ended December 31, 2015 was approximately $64.9 million primarily due to the purchase of approximately $69.8 million of marketable securities and offset by a $5.0 million redemption of marketable securities during the year.

Net cash provided by investing activities from continuing operations for the year ended December 31, 2014 was approximately $0.3 million primarily from cash acquired in a business combination of $0.5 million, offset by the purchase of $0.1 million of fixed assets and the collection of $0.1 million of security deposits.

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2016 was approximately $153,000 from the exercise of stock options to purchase 21,200 shares of common stock.

Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2015 was primarily generated by the net proceeds of approximately $81.0 million from our public offering of 6,388,888 shares of common stock, including 833,333 shares of common stock purchased by the underwriters, and approximately $554,000 from the exercise of stock options to purchase 76,422 shares of common stock.

Net cash provided by financing activities during the year ended December 31, 2014 consisted of net proceeds of $16.7 million from the sale of 2,051,472 shares of common stock.

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

We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our ongoing drug discovery, nonclinical development, laboratory testing and clinical trials of our product candidates and any additional clinical trials we may conduct in the future;
•	the extent to which we further acquire or in-license other medicines and technologies;
•	our ability to manufacture, and to contract with third parties to manufacture, adequate supplies of our product candidates for our clinical trial and any eventual commercialization;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish and maintain collaborations on favorable terms, if at all.

Identifying potential product candidates and conducting nonclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

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

Statements contained in this Form 10-K that are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our nonclinical studies and clinical trials; our ability to obtain FDA approval of our product candidates; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products; our ability to sell any approved products and the price we are able realize; our ability to establish and maintain collaborations on favorable terms; our ability to obtain future funding on acceptable terms; our ability to hire and retain necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2016 or 2015.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2016, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2016 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2016. The report of Ernst & Young LLP is included with the financial statements appended to this Form 10-K pursuant to Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2016 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders within 120 days after the conclusion of our fiscal year ended December 31, 2016, or the Proxy Statement, and is incorporated in this Annual Report on Form 10-K by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2016.

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

ITEM 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

Item 15.  Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
1.1	Underwriting Agreement, dated March 19, 2015, by and Assembly Biosciences, Inc. and Credit Suisse Securities (USA) LLC and William Blair & Company, LLC, as representatives of the several underwriters named therein.	8-K	03/19/2015	1.6
3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010.	S-1/A	11/16/2010	3.1
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation, dated July 11, 2014.	8-K	7/10/2014	3.1
3.3	Amended and Restated Bylaws dated July 12, 2010.	S-1	07/20/2010	3.2
3.4	Certificate of Designation of Series A Non-Voting Convertible Preferred Stock of Ventrus Biosciences, Inc. filed on January 30, 2013.	8-K	01/30/2013	4.14
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
10.1	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and David J. Barrett.	8-K	01/16/2014	10.21
10.2*	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.	10-K	03/31/2014	10.22
10.3#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Derek A. Small.	8-K	07/14/2014	10.24
10.4#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Uri A. Lopatin.	8-K	07/14/2014	10.25
10.5#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Lee D. Arnold	8-K	07/14/2014	10.26
10.6*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.7#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan	8-K	6/6/2016	10.1
10.8#	Employment Agreement, dated December 17, 2015 and effective January 5, 2016, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D.	10-Q	11/9/2016	10.1
10.9#	Separation Agreement dated December 7, 2016 between Assembly Biosciences, Inc. and Dr. Lee D. Arnold	8-K	12/9/2016	10.1
10.10#	2010 Equity Incentive Plan	S-1/A	10/4/2010	10.14
10.11#	Employment Agreement, dated September 14, 2016 and effective September 26, 2016, between Assembly Biosciences, Inc. and Miguel Barbosa, Ph.D.				X

10.12#	Employment Offer Letter dated January 9, 2016 between Assembly Biosciences, Inc. and Thomas E. Rollins	X
21	List of Subsidiaries of Assembly Biosciences, Inc.	X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.	X
23.2	Consent of EisnerAmper LLP, Independent Registered Public Accounting Firm.	X
24	Power of Attorney (included on signature page)	X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

# Represents management compensatory plan, contract or arrangement.

Item 16.  Form 10-K Summary.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 1, 2017	By:	/s/ Derek Small
	Name:	Derek Small
	Title:	President and Chief Executive Officer

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

Signature	Title	Date

/s/ Derek Small	President, Chief Executive Officer and Director	March 1, 2017
Derek Small	(Principal Executive Officer)

/s/ David J. Barrett	Chief Financial Officer and Chief Operating Officer	March 1, 2017
David J. Barrett	(Principal Financial and Accounting Officer)

/s/ Anthony E. Altig	Director	March 1, 2017
Anthony E. Altig

/s/ Mark Auerbach	Director	March 1, 2017
Mark Auerbach

/s/ Richard DiMarchi	Director	March 1, 2017
Richard DiMarchi

/s/ Myron Z. Holubiak	Director	March 1, 2017
Myron Z. Holubiak

/s/ Alan J. Lewis	Director	March 1, 2017
Alan J. Lewis

/s/ William Ringo	Director	March 1, 2017
William Ringo

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Assembly Biosciences, Inc.

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Assembly Biosciences, Inc. and Subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Assembly Biosciences, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Stamford, Connecticut

March 1, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Assembly Biosciences, Inc.

We have audited Assembly Biosciences, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Assembly Biosciences Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Assembly Biosciences, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Assembly Biosciences, Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2016 of Assembly Biosciences, Inc. and Subsidiaries and our report dated March 1, 2017 expressed an unqualified opinion thereon.

/s/Ernst & Young LLP

Stamford, Connecticut

March 1, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Assembly Biosciences, Inc.

We have audited the accompanying consolidated statements of operations, changes in stockholders’ equity, and cash flows of Assembly Biosciences, Inc. and subsidiary (the “Company”) for the year ended December 31, 2014. The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Assembly Biosciences, Inc. and subsidiary for the year ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/ EisnerAmper LLP

New York, New York

March 12, 2015

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$28,575,085	$27,107,526
Marketable securities, at fair value	24,388,403	40,556,652
Prepaid expenses and other current assets	611,176	704,287
Total current assets	53,574,664	68,368,465

Long-term assets
Marketable securities, at fair value	2,435,753	23,392,129
Property, plant and equipment, net	214,687	148,609
Security deposits	255,366	197,158
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	44,543,942	65,376,032
Total assets	$98,118,606	$133,744,497

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,368,131	$1,363,698
Accrued expenses	4,752,823	2,039,204
Total current liabilities	7,120,954	3,402,902

Long-term liabilities
Deferred tax liabilities	11,119,651	11,600,000
Total long-term liabilities	11,119,651	11,600,000
Total liabilities	18,240,605	15,002,902

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,246,754 and 17,225,662 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	17,247	17,226
Additional paid-in capital	288,688,990	283,511,859
Accumulated other comprehensive loss	(600,769)	(821,585)
Accumulated deficit	(208,227,467)	(163,965,905)
Total stockholders' equity	79,878,001	118,741,595
Total liabilities and stockholders' equity	$98,118,606	$133,744,497

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2016	2015	2014
Operating expenses:
Research and development	$33,092,977	$18,357,937	$10,716,737
General and administrative	12,185,484	11,297,693	13,239,715
Total operating expenses	45,278,461	29,655,630	23,956,452
Loss from operations	(45,278,461)	(29,655,630)	(23,956,452)

Other income (expenses)
Interest and other income	1,539,088	1,228,830	167,653
Realized loss from marketable securities	(1,139,861)	(27,033)	-
Total other income	399,227	1,201,797	167,653
Loss before income taxes	(44,879,234)	(28,453,833)	(23,788,799)

Income tax benefit	617,672	-	-
Net loss	$(44,261,562)	$(28,453,833)	$(23,788,799)

Other comprehensive (loss) income, net of tax
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit of $299,741, $0 and $0, respectively	(481,981)	(848,618)	-
Reclassification adjustment of unrealized loss included in net loss, net of tax expense of $437,064, $0 and $0, respectively	702,797	27,033	-
Comprehensive loss	$(44,040,746)	$(29,275,418)	$(23,788,799)

Net loss per share, basic and diluted	$(2.57)	$(1.81)	$(3.40)

Weighted average common shares outstanding, basic and diluted	17,226,245	15,702,646	6,998,875

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Additional	Common Stock	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Paid-in Capital	Issuable	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2013	44,000	$44	4,146,779	$4,147	$135,844,320	$368,750	$-	$(111,723,273)	$24,493,988
Proceeds from common stock sold, net of costs	-	-	2,051,472	2,051	16,723,895	-	-	-	16,725,946
Issuance of common stock for business combination	-	-	4,008,808	4,009	29,060,139	-	-	-	29,064,148
Issuance of common stock in exchange for restricted stock units	-	-	25,000	25	368,725	(368,750)	-	-	-
Conversion of preferred stock to common stock	(44,000)	(44)	440,000	440	(396)	-	-	-	-
Fair value of options assumed	-	-	-	-	758,948	-	-	-	758,948
Issuance of warrants for services	-	-	-	-	679,447	-	-	-	679,447
Stock-based compensation	-	-	-	-	10,637,494	-	-	-	10,637,494
Net loss	-	-	-	-	-	-	-	(23,788,799)	(23,788,799)
Balance as of December 31, 2014	-	$-	10,672,059	$10,672	$194,072,572	$-	$-	$(135,512,072)	$58,571,172
Proceeds from common stock sold, net of underwriters' discounts and cost	-	-	6,388,888	6,389	81,008,600	-	-	-	81,014,989
Exercise of stock options	-	-	76,422	77	554,191	-	-	-	554,268
Cashless exercise of warrants	-	-	88,293	88	(88)	-	-	-	-
Stock-based compensation	-	-	-	-	7,876,584	-	-	-	7,876,584
Change in unrealized loss on marketable securities	-	-	-	-	-	-	(821,585)	-	(821,585)
Net loss	-	-	-	-	-	-	-	(28,453,833)	(28,453,833)
Balance as of December 31, 2015	-	$-	17,225,662	$17,226	$283,511,859	$-	$(821,585)	$(163,965,905)	$118,741,595
Exercise of stock options	-	-	21,200	21	152,619	-	-	-	152,640
Stock-based compensation	-	-	-	-	5,024,512	-	-	-	5,024,512
Change in unrealized loss on marketable securities, net of income tax expense of $137,323	-	-	-	-	-	-	220,816	-	220,816
Cancellation of common stock	-	-	(108)	-	-	-	-	-	-
Net loss	-	-	-	-	-	-	-	(44,261,562)	(44,261,562)
Balance as of December 31, 2016	-	$-	17,246,754	$17,247	$288,688,990	$-	$(600,769)	$(208,227,467)	$79,878,001

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net loss	$(44,261,562)	$(28,453,833)	$(23,788,799)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,251	64,989	10,974
Stock-based compensation	5,024,512	7,876,584	10,637,494
Realized loss from marketable securities	1,139,861	27,033	-
Deferred income tax benefit	(617,672)	-	-
Loss on sale of fixed assets	-	954	-
Issuance of warrants for services	-	-	679,447
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	93,111	(555,849)	(54,472)
Accounts payable	1,004,433	456,097	(2,481,917)
Accrued expenses	2,713,619	1,968,844	23,771
Security deposits	(58,208)	(82,153)	-
Net cash used in operating activities	(34,881,655)	(18,697,334)	(14,973,502)

Cash flows from investing activities
Purchases of fixed assets	(146,329)	(58,261)	(149,963)
Sale of fixed assets	-	150	-
Cash acquired in business combination	-	-	509,363
Security deposits collected	-	-	(81,999)
Purchases of marketable securities	(7,951,257)	(69,781,176)	-
Redemptions of marketable securities	44,294,160	4,983,777	-
Net cash provided by (used in) investing activities	36,196,574	(64,855,510)	277,401

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	-	81,014,989	16,725,946
Proceeds from exercise of stock options	152,640	554,268	-
Net cash provided by financing activities	152,640	81,569,257	16,725,946

Net increase (decrease) in cash and cash equivalents	1,467,559	(1,983,587)	2,029,845
Cash and cash equivalents at the beginning of the period	27,107,526	29,091,113	27,061,268
Cash and cash equivalents at the end of the period	$28,575,085	$27,107,526	$29,091,113

Supplemental disclosure of cash flow information:
Change in unrealized gain (loss) on marketable securities available-for-sale, before tax expense	$358,139	$(821,585)	$-
Cashless exercise of warrants	$-	$88	$-
Issuance of common stock in exchange for restricted stock units	$-	$-	$368,750
Conversion of preferred stock to common stock	$-	$-	$440

Supplemental disclosure of non-cash activities:
Assembly business combination
Other current assets	$-	$-	$(23,540)
Equipment, net	-	-	(10,350)
Intangible assets	-	-	(29,000,000)
Goodwill	-	99,214	(12,737,350)
Security deposits	-	-	(16,606)
Accounts payable and accrued expenses	-	(99,214)	874,113
Share exchange - business combination	-	-	29,064,148
Fair value of vested options and restricted stock units - in connection with business combination	-	-	758,948
Deferred tax liability	-	-	11,600,000
Cash acquired in business combination	$-	$-	$509,363

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (“Assembly” or the “Company”) is a biotechnology company advancing two innovative platform programs: (i) HBV-cure program, which is advancing a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and (ii) Microbiome program, which is advancing a novel class of oral synthetic live biotherapeutics, which are designed to restore health to a dysbiotic microbiome.

The Company’s HBV-cure program is aimed at increasing the current low cure rates for patients with HBV and is pursuing multiple drug candidates that inhibit multiple steps of the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a robust strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent-pending delivery system, GEMICEL®, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead product candidate from this platform, ABI-M101, is in development for the treatment of C. difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates for multiple indications including other gastrointestinal indications, metabolic disorders, immunotherapy, and autoimmune diseases.

On January 6, 2017, the Company entered into a Research, Development, Collaboration and License Agreement (the “Collaboration Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Under the Collaboration Agreement, Allergan and the Company will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in development milestone payments and up to approximately $2.15 billion in commercial milestone payments in connection with the successful development and commercialization of licensed compounds for up to six different indications. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. See Note 12 for more details.

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Reclassification

The Company reclassified certain non-cash activities in the consolidated statements of cash flows to conform to the Assembly Pharmaceutical’s final purchase price allocation in 2015.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposit and other accounts, the balances of which, at times and at December 31, 2016, exceed federally insured limits.

Marketable Securities

The Company has designated marketable securities as of December 31, 2016 as available-for-sale securities and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on then current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. There were no marketable securities deemed to be impaired as of December 31, 2016 or 2015.

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

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on October 1. The Company has one reporting unit. The Company reviews the carrying value of goodwill utilizing a market capitalization approach which was based upon the closing price of the Company’s stock price as of the beginning of the 4th quarter. As of October 1, 2016 and 2015, the fair value of the Company’s reporting unit was in excess of carrying value for all scenarios that were tested and goodwill was not deemed to be impaired.

On October 1, 2016, the Company performed a qualitative assessment of IPR&D. As of October 1, 2015, the Company utilized a discounted probable future cash flow model to value acquired IPR&D. Significant assumptions used in the model include the period in which material net cash inflows are expected to commence, anticipated material changes from historical pricing, margins and expense levels and an appropriate risk adjusted discount rate applied to the estimated cash flows. As of October 1, 2016 and 2015, IPR&D was not deemed to be impaired.

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the year ended December 31, 2016 and 2015.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Property and Equipment

Property and equipment are stated at cost and consist of lab equipment and computer hardware and software. The Company computes depreciation under the straight-line method over the following estimated useful life of the related assets:

•	Lab equipment	3 to 5 years
•	Computer hardware and software	3 to 5 years
•	Office equipment	3 to 5 years

Leasehold improvements are amortized over the remaining terms of the respective leases or the estimated useful life of the leasehold improvements, whichever is less. Maintenance and repair costs are expensed as incurred.

Fair Value Measurements

The Company follows accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company use the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

Income taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be recovered based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

The Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), Topic 740, Income Taxes, or ASC 740, also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2016 and 2015. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Loss per common share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that was not included in the computation of diluted loss per share at December 31, 2016, 2015 and 2014 are as follows:

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

	Year Ended December 31,
	2016	2015	2014
Warrants to purchase common stock	16,909	16,909	270,761
Options to purchase common stock	4,457,251	3,367,784	3,249,651
Total	4,474,160	3,384,693	3,520,412

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

Adoption of Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, that requires management to evaluate whether there are conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the financial statements are issued or available to be issued on both an interim and annual basis. Management is required to provide certain footnote disclosures if it concludes that substantial doubt exists or when its plans alleviate substantial doubt about the Company’s ability to continue as a going concern. The Company adopted ASU 2014-15 in the fourth quarter of 2016, and its adoption did not have any significant impact on the Company’s financial statements.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 requires that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. ASU 2015-17 is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted. The Company adopted this guidance in the fourth quarter of 2016 on a prospective basis, and its adoption did not have any significant impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 and 2016-10 will have on the Company’s financial statements and determining the transition method, including the period of adoption, that it will apply. The Company is currently evaluating which transition approach it will utilize and the impact of adopting this accounting standard on the Company’s financial statements.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendment is to simplify several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, the amendments in ASU 2016-09 are effective for interim and annual reporting periods beginning after December 15, 2016. The Company will adopt this guidance as of and for the three months ended March 31, 2017. The Company does not expect the adoption of ASU 2016-09 to have a material impact on its consolidated financial statements and related disclosures.

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

In January 2017, the FASB issued an ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business. The amendments in this Update is to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The guidance is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its financial statements.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

On the acquisition date, the fair value of net assets acquired was $29,823,096. The fair value of stock issued to the Assembly Pharmaceuticals’ shareholders as part of the consideration of $29,064,148 was based on reference to quoted market values of the Company’s common stock as of the date of acquisition. The options assumed in the Merger were valued at $758,948. As of June 30, 2015, the Company finalized its purchase price allocation. The Company adjusted certain accrued expenses, resulting in a decrease of goodwill and accrued expenses of approximately $99,214 in the second quarter of 2015.

Note 4 - Marketable Securities

Marketable securities consist of the following as of December 31, 2016 and 2015:

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$22,032,191	$3,190	$(473,056)	$21,562,325
Government and agency obligations	1,225,000	661	-	1,225,661
Municipal bonds	1,596,160	4,257	-	1,600,417
	24,853,351	8,108	(473,056)	24,388,403

Long-term available-for-sale securities
Corporate bonds	2,434,251	1,502	-	2,435,753
	2,434,251	1,502	-	2,435,753
Total	$27,287,602	$9,610	$(473,056)	$26,824,156

(1) Gross unrealized gain (loss) is pre-tax.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

The contractual term to maturity of short-term marketable securities held by the Company as of December 31, 2016 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of December 31, 2016 is from 1.0 to 1.2 years.

The proceeds from sales of available-for-sale securities were $44.3 million and $5.0 million as of December 31, 2016 and 2015, respectively. Gross realized loss that has been included in net loss as a result of those sales were approximately $1.1 million and $27,000 for the years ended December 31, 2016 and 2015, respectively.

The fair value of marketable securities was classified into fair value measurement categories as follows:

	As of December 31,
	2016	2015
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	26,824,156	63,948,781
Significant unobservable inputs (Level 3)	-	-
Total	$26,824,156	$63,948,781

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of December 31, 2016 and 2015, and are classified as Level 2.

There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2016 and 2015.

The following table shows the Company’s investments’ gross unrealized losses (pre-tax) and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2016.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$6,022,560	$(17,305)	$14,542,025	$(455,751)	$20,564,585	$(473,056)
Total	$6,022,560	$(17,305)	$14,542,025	$(455,751)	$20,564,585	$(473,056)

The Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2016. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at December 31, 2016.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 5 - Goodwill and Intangible Assets

Goodwill

In July 2014, the Company completed its merger with Assembly Pharmaceuticals (see Note 3). The fair value of consideration paid, common stock and assumed options, totaled $29,823,096, which, net of amounts allocated to assets and liabilities acquired at fair value, resulted in an allocation to goodwill (as adjusted) of $12,638,136. The Company only has one reporting unit.

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not deductible for income tax purposes since the tax basis is $0. The Company performed impairment tests of the carrying value of the Company’s goodwill at October 1, 2016 and 2015, and deemed there was no goodwill impairment.

The net book value of goodwill decreased by $99,214 from December 31, 2014 to December 31, 2015, as a result of the adjustment to purchase price accounting within the measurement period.

Intangible Assets

In July 2014, the Company completed its acquisition of Assembly Pharmaceuticals (see Notes 1 and 3). The Company acquired in-process research and development related to Assembly Pharmaceuticals’ technology which is an indefinite lived intangible asset. The Company performed its annual impairment test as of October 1, 2015 and 2016, and deemed there was no impairment of long-lived assets during the years ended December 31, 2015 or 2016.

Note 6 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		As of December 31,
	Useful life (Years)	2016	2015
Computer hardware and software	3	$86,228	$84,065
Lab equipment	3 to 5	253,735	177,782
Office equipment	3 to 5	1,109	1,109
Leasehold improvement	1	68,213	-
Total property, plant and equipment		409,285	262,956
Less: Accumulated depreciation and amortization		(194,598)	(114,347)
Property, plant and equipment, net		$214,687	$148,609

Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was approximately $80,000, $65,000 and $11,000, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 7 - Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2016	2015
Accrued expenses:
Salaries, bonuses and employee benefits	$2,884,000	$1,628,975
Accrued severance expenses	241,737	106,777
Research and development expenses	916,674	120,700
General and administrative expenses	710,412	-
Other	-	182,752
Total accrued expenses	$4,752,823	$2,039,204

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

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

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

2016 Activity

On June 29, 2016, the Company cancelled 108 shares of common stock, which represented the aggregate number of fractional shares that were cashed out as a result of the reverse stock split effected in July 2014, as described above.

Options, Warrants and Restricted Stock Units

Options

In July 2010, the stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”) and on May 19, 2011, the stockholders approved an amendment to the 2010 Plan increasing the authorized shares thereunder by 300,000, on a post-Split Effective Time basis. As of December 31, 2016, there were outstanding options to purchase an aggregate of 702,959 shares of common stock. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”). On June 2, 2016, at the 2016 Annual Meeting of Stockholders (the “Annual Meeting”), the stockholders of the Company approved the amendment and restatement of the Company’s 2014 Plan (the “Amended and Restated 2014 Plan”). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000 (representing an increase of 1,600,000). As of December 31, 2016, there were outstanding options to purchase an aggregate of 3,132,641 shares of common stock and 934,070 shares available for grant under the Amended and Restated 2014 Plan. Additionally, 32,501 shares of common stock forfeited under the 2010 Plan are available for issuance under the Amended and Restated 2014 Plan.

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

On November 28, 2016, the Company’s former Chief Scientific Officer, Lee Arnold, resigned without cause. In accordance with the separation agreement and Dr. Arnold’s original employment agreement, the Company accelerated the expense associated with 21,585 of his options, which were to vest within six months of his termination, and extended the exercise period for Dr. Arnold’s vested options until the end of their term, or May 15, 2024.

A summary of the Company’s option activity and related information for the years ended December 31, 2016, 2015 and 2014 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2014	3,249,651	$6.26	$5,187,924
Granted	500,300	13.02	-
Exercised	(76,422)	7.25	22,348
Expired	(11,800)	7.20	-
Forfeited	(293,945)	7.26	-
Outstanding as of December 31, 2015	3,367,784	7.16	3,971,205
Granted	1,196,500	7.46	5,676,405
Exercised	(21,200)	7.20	-
Forfeited	(85,833)	12.18	-
Outstanding as of December 31, 2016	4,457,251	$7.14	$23,258,604
Options vested and exercisable	3,008,401	$6.59	$17,156,719

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the year ended December 31, 2016 and 2015, was based on the following assumptions:

Year Ended December 31,
	2016	2015
Exercise price	5.84 - 13.21	7.88 - 16.55
Expected stock price volatility	85.8% - 91.8%	88.62% - 95.55%
Risk-free rate of interest	1.36% - 2.18%	1.49% - 2.27%
Term (years)	5.3 - 7.0	5.0 - 8.2

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Year ended December 31, 2017	$3,144,140
Year ended December 31, 2018	1,480,661
Year ended December 31, 2019	632,426
Year ended December 31, 2020	160,332
Total	$5,417,559

The weighted average remaining amortization period is approximately 1.7 years at December 31, 2016.

Stock-based compensation expenses for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Year Ended December 31,
	2016	2015	2014
Research and development	$3,025,178	$3,257,732	$2,707,336
General and administrative	1,999,334	4,618,852	7,930,158
Total stock-based compensation expense	$5,024,512	$7,876,584	$10,637,494

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

During the year ended December 31, 2015, 133,587 warrants to purchase common stock expired unexercised.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2014	270,761	$24.34
Expired	(133,587)	39.34
Exercised	(120,265)	5.13
Outstanding as of December 31, 2015	16,909	$30.81
Outstanding as of December 31, 2016	16,909	$30.81

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

There was no warrant activity for the year ended December 31, 2016. The weighted average remaining contractual life of outstanding warrants at December 31, 2016 is approximately 3.4 years.

Note 9 - Income Taxes

There was no current income tax provision for the years ended December 31, 2016, 2015 and 2014. There was a deferred income tax benefit of $617,672 for the years ended December 31, 2016. There was no deferred income tax benefit for the years ended December 31, 2015 and 2014.

The Company’s deferred tax assets as of December 31, 2016 and 2015 consist of the following:

	As of December 31,
	2016	2015
Deferred tax assets:
Net-operating loss carryforward	$59,926,000	$46,365,000
Stock-based compensation	9,279,000	10,397,000
In-Process R&D	4,050,000	5,282,000
R&D credit	3,962,000	3,068,000
Change in unrealized loss on marketable securities	178,000	368,000
Other	316,000	783,000
Total Deferred Tax Assets	77,711,000	66,263,000
Valuation allowance	(77,711,000)	(66,263,000)
Deferred Tax Asset, Net of Allowance	$-	$-
In-process research and development (Assembly Merger)	11,119,651	11,600,000
Deferred Tax Liability	$11,119,651	$11,600,000

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The deferred tax liability was recorded in connection with the acquisition of Assembly Pharmaceuticals in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes. The deferred tax liability was $11.1 and $11.6 million as of December 31, 2016 and 2015, respectively.

At December 31, 2016, the Company had potentially utilizable gross Federal net operating loss carryforwards of approximately $146.5 million, State net operating loss carry-forwards of approximately $174.0 million and research and development credit carry forward of approximately $4.0 million, all of which expire between 2027 and 2036.

Sections 382 and 383 of the Internal Revenue Code of 1986 subject the future utilization of net operating losses and certain other tax attributes to an annual limitation in the event of certain ownership changes, as defined. The Company has undergone an ownership change study and has determined that a “change in ownership” as defined by IRC Section 382 of the Internal Revenue Code of 1986, as amended, and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. Accordingly, approximately $39.1 million of the Company’s net operating loss carryforwards will expire unused and not be available to offset future taxable income. Based on the company having undergone multiple ownership changes throughout their history these net operating loss carryforwards before the October 2014 ownership change will free up over their carryforward periods.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the year ended December 31, 2016, 2015 and 2014:

	As of December 31,
	2016	2015	2014
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(4.3)%	(11.0)%	(11.0)%
Merger Cost	-%	0.9%	-%
Stock based Compensation - ISOs	3.4%	16.7%	-%
Credits	(1.8)%	-%	-%
Rate Change	7.5%	-%	-%
Other	2.3%	0.1%	-%
Change in Valuation Allowance	25.5%	27.3%	45.0%
Income Taxes Provision (Benefit)	(1.4)%	-%	-%

Note 10 - License Agreements

HBV Research Agreement with Indiana University

The Company, through its wholly-owned subsidiary, Assembly Pharmaceuticals, is party to a license agreement with Indiana University Research and Technology Corporation (“IURTC”) from whom it has licensed the Company’s HBV therapy. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to the HBV therapy. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $825,000. As of December 31, 2016, no performance milestone payments have been made. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees (starting at $25,000 in 2014 and rising to $100,000 in the year following first commercial sale of licensed product) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year.

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

Note 11 - Commitments and Contingencies

Real Property Leases and Equipment Leases

The Company leases office space for corporate functions in Carmel, IN under a lease agreement that expires in June 2021. The leased locations in Carmel, IN support both the HBV-cure and microbiome programs.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017. Research activities for the HBV-cure program are also being conducted at laboratory space leased from Indiana University at Bloomington, IN that expires in December 2017. Research activities for the microbiome program are also conducted at office and laboratory space leased from the University of Florida Research Foundation in Alachua, FL that expires in May 2017.

The total leasing expenses for the years ended December 31, 2016 and 2015 were approximately $1.2 million and $0.7 million, respectively.

Pursuant to a Master Lease agreement dated November 25, 2014, the Company is leasing certain laboratory equipment. The equipment lease expense for the year ended December 31, 2016 and 2015 amounted to approximately $705,000 and $107,000, respectively. These equipment leases begin to expire in 2017, with the final lease expiring in 2020. The sum of all future payments through termination is approximately $1.7 million.

Future minimum rental payments for real estate and equipment required as of December 31, 2016 are as follows:

Year Ended December 31, 2017	$1,900,556
Year Ended December 31, 2018	786,419
Year Ended December 31, 2019	376,686
Year Ended December 31, 2020	111,013
Year Ended December 31, 2021	55,353
$3,230,027

Employment Agreements

The Company has employment agreements with its Chief Executive Officer and Chief Financial Officer/Chief Operating Officer, which agreements set forth the terms of their employment, including severance arrangements. The Chief Executive Officer and Chief Financial Officer/Chief Operating Officer were paid an aggregate annual base salary of approximately $780,500 in 2015 and approximately $823,000 in 2016.

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

On January 9, 2016, the Company entered into an at-will employment letter agreement with its new Chief Development Officer. The employment agreement provides for at-will employment, subject to payment of severance benefits depending on the circumstances of termination. The employment agreements initially provided for a base salary of $360,000 per year and the employee is also eligible for an annual discretionary bonus based on achievement of financial, clinical development and business milestones established by the Board of Directors of up to 35% of his base salary.

Effective September 26, 2016, the Company entered into an employment agreement with its new Chief Scientific Officer - Microbiome. The agreement provides for an at-will employment arrangement. The employment agreement initially provides for a base salary of $380,000 per year. The Chief Scientific Officer - Microbiome is also eligible for an annual discretionary bonus based on achievement of financial, clinical development and business milestones established by the Board of Directors, with the Chief Scientific Officer-Microbiome eligible for a bonus of up to 35% of his base salary. The Chief Scientific Officer - Microbiome also receives, for up to twelve months following the effective date, a commuting allowance of up to $75,000 and reimbursement of up to $100,000 for relocation expense incurred during the twenty-four months following the effective date. Relocation expenses actually paid shall be repaid to the Company in the event the Chief Scientific Officer – Microbiome resigns from the Company prior to the first anniversary of the effective date. The employment agreement also provides for severance in connection with the termination of employment.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against it. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 12 - Subsequent Event

Allergan Collaboration Agreement

On January 6, 2017, the Company entered into a Research, Development, Collaboration and License Agreement (the “Collaboration Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for ulcerative colitis, Crohn’s disease and irritable bowel syndrome.

Under the Collaboration Agreement, Allergan and the Company will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in development milestone payments and up to approximately $2.15 billion in commercial milestone payments in connection with the successful development and commercialization of licensed compounds for up to six different indications. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (“POC”) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to the Company. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure.

Common Stock

In January and February, 2017, the Company issued an aggregate of 19,166 shares of common stock from the exercise of options.

Note 13 - Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2016 and 2015. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Operating expenses	$11,277,152	$10,454,130	$11,678,925	$11,868,254
Interest and other income	$490,421	$444,605	$378,381	$225,681
Realized loss from marketable securities	$(201,827)	$(142,675)	$(273,573)	$(521,786)
Net loss	$(10,988,558)	$(10,152,200)	$(11,574,117)	$(11,546,687)
Basic and diluted net loss per common share	$(0.64)	$(0.59)	$(0.67)	$(0.67)

2015
Operating expenses	$7,203,218	$7,153,905	$7,122,226	$8,176,281
Interest and other income	$58,265	$211,234	$502,684	$456,647
Realized gain (loss) from marketable securities	$-	$-	$1,609	$(28,642)
Net loss	$(7,144,953)	$(6,942,671)	$(6,617,933)	$(7,748,276)
Basic and diluted net loss per common share	$(0.64)	$(0.41)	$(0.38)	$(0.45)

