Form 10-Q
period 2017-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2017-05-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-accelerated Filer	☐	(Do not check if smaller reporting company)	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

As of May 4, 2017, there were 17,346,103 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,818,011	$28,575,085
Marketable securities, at fair value	20,105,000	24,388,403
Prepaid expenses and other current assets	1,298,673	611,176
Total current assets	92,221,684	53,574,664

Long-term assets
Marketable securities, at fair value	-	2,435,753
Property, plant and equipment, net	182,771	214,687
Security deposits	241,600	255,366
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	42,062,507	44,543,942
Total assets	$134,284,191	$98,118,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,947,183	$2,368,131
Accrued expenses	4,013,562	4,752,823
Deferred revenue - short-term	4,995,894	-
Total current liabilities	10,956,639	7,120,954

Long-term liabilities
Deferred tax liabilities	11,119,651	11,119,651
Deferred revenue - long-term	44,319,737	-
Total long-term liabilities	55,439,388	11,119,651
Total liabilities	66,396,027	18,240,605

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,318,044 and 17,246,754 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	17,318	17,247
Additional paid-in capital	290,553,583	288,688,990
Accumulated other comprehensive loss	(524,677)	(600,769)
Accumulated deficit	(222,158,060)	(208,227,467)
Total stockholders' equity	67,888,164	79,878,001
Total liabilities and stockholders' equity	$134,284,191	$98,118,606

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Collaboration revenue	$684,369	$-

Operating expenses:
Research and development	10,573,739	8,118,576
General and administrative	4,040,459	3,158,576
Total operating expenses	14,614,198	11,277,152
Loss from operations	(13,929,829)	(11,277,152)

Other income (expenses)
Interest and other income	136,484	490,421
Realized loss from marketable securities	(137,248)	(201,827)
Total other income	(764)	288,594
Net loss	$(13,930,593)	$(10,988,558)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification	(61,156)	(129,737)
Reclassification adjustment of unrealized loss included in net loss	137,248	201,827
Comprehensive loss	$(13,854,501)	$(10,916,468)

Net loss per share, basic and diluted	$(0.81)	$(0.64)

Weighted average common shares outstanding, basic and diluted	17,268,280	17,225,662

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net loss	$(13,930,593)	$(10,988,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	31,916	18,558
Stock-based compensation	1,224,647	1,459,855
Realized loss from marketable securities	137,248	201,827
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(687,497)	(61,394)
Accounts payable	(420,948)	962,450
Accrued expenses	(739,261)	(796,010)
Deferred revenue	49,315,631	-
Security deposits	13,766	(7,121)
Net cash provided by (used in) operating activities	34,944,909	(9,210,393)

Cash flows from investing activities
Purchases of fixed assets	-	(2,163)
Purchases of marketable securities	-	(7,951,257)
Redemptions of marketable securities	6,658,000	10,451,332
Net cash provided by investing activities	6,658,000	2,497,912

Cash flows from financing activities
Proceeds from the exercise of stock options	640,017	-
Net cash provided by financing activities	640,017	-

Net increase (decrease) in cash and cash equivalents	42,242,926	(6,712,481)
Cash and cash equivalents at the beginning of the period	28,575,085	27,107,526
Cash and cash equivalents at the end of the period	$70,818,011	$20,395,045

Supplemental disclosure of cash flow information:
Change in unrealized gain on marketable securities available-for-sale	$76,092	$72,090

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2016	17,246,754	$17,247	$288,688,990	$(600,769)	$(208,227,467)	$79,878,001
Proceeds from the exercise of stock options	71,290	71	639,946	-	-	640,017
Change in unrealized gain on marketable securities	-	-	-	76,092	-	76,092
Stock-based compensation	-	-	1,224,647	-	-	1,224,647
Net loss	-	-	-	-	(13,930,593)	(13,930,593)
Balance as of March 31, 2017	17,318,044	$17,318	$290,553,583	$(524,677)	$(222,158,060)	$67,888,164

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (“Assembly” or the “Company”) is a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutics, which are designed to restore health to a dysbiotic microbiome. The Company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing multiple drug candidates that inhibit multiple steps of the HBV lifecycle. Assembly has discovered several novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731 has completed a Phase 1a human clinical trial, with the Phase 1b/2a portion of the clinical trial expected to commence in the second quarter of 2017. The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice, or cGMP, conditions, and a patent pending delivery system, that we call GEMICEL®, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal, or GI tract. The lead product candidate from this platform, ABI-M101, is in development for the treatment of clostridium difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates.

On January 6, 2017, the Company entered into a Research, Development, Collaboration and License Agreement (the “Collaboration Agreement”) with Allergan Pharmaceuticals International Limited (“Allergan”) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million (see Note 7). Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (“POC”) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, the Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (“FDA”) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt and an up-front payment related to the Allergan Collaboration Agreement. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

If the Company is unable to generate enough revenue from the Collaboration Agreement when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying condensed consolidated interim financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (the “SEC”) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet as of March 31, 2017, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2017 and 2016, condensed consolidated statements of cash flows for the three months ended March 31, 2017 and 2016, and condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 2, 2017 (the “2016 Annual Report”).

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, and the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters. In addition, with the Company entering to the Collaboration Agreement, the Company believes its condensed consolidated financial statements are also impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; and (iii) estimating the periods over which the allocated consideration for deliverables is recognized.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue under the Collaboration Agreement with Allergan based on the relevant accounting literature.  Under this guidance, multiple elements or deliverables may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) participation on joint research and/or joint development committees, and/or (iv) manufacturing or supply services. The payments entities may receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

Multiple-element arrangements require the separability of deliverables included in an arrangement into different units of accounting and the allocation of arrangement consideration to the units of accounting. The evaluation of multiple-element arrangements requires management to make judgments about (i) the identification of deliverables, (ii) whether such deliverables are separable from the other aspects of the contractual relationship, (iii) the estimated selling price of each deliverable, and (iv) the expected period of performance for each deliverable.

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of account and in accordance with the revenue recognition criteria detailed above.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying balance sheets and recognized as revenue when the related revenue recognition criteria are met.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Collaboration Agreement with Allergan provides for non-refundable milestone payments. The Company recognizes revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to the Company for such milestone (i) is consistent with the Company’s performance necessary to achieve the milestone or the increase in value to the collaboration resulting from the Company’s performance, (ii) relates solely to the Company’s past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

The Collaboration Agreement provides Allergan with options to license additional intellectual property rights, or purchase additional research, development, or supply services. The Company concluded that these were "substantive options" under the multiple-element arrangement guidance, and accordingly, associated fees have not been considered in allocating contract consideration among deliverables with stand-alone value. If Allergan exercises one or more of these options, the associated revenue would be recognized using the method most appropriate for the particular deliverable.

The Company will periodically review the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. The Company will adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. The Company could accelerate revenue recognition in the event of early termination of programs or if the Company’s expectations change. Alternatively, the Company could decelerate revenue recognition if programs are extended or delayed. While such changes to the Company’s estimates have no impact on the Company’s reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

The Company records revenues related to the reimbursement of costs incurred under the Collaboration Agreement where the Company acts as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, the Company is reimbursed for associated out-of-pocket costs. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying statements of operations, while the actual expenses for which the Company is reimbursed are reflected as research and development costs. The Company has also accounted for the milestone payments under ASC 605 Revenue Recognition – Milestone Method. See Note 7 for further information.

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Warrants to purchase common stock	16,909	16,909
Options to purchase common stock	4,816,126	3,851,688
Total	4,833,035	3,868,597

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU") 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (“APIC”). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017 as required. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU No. 2016-10, Revenue from Contracts with Customer: (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is currently evaluating the impact that ASU 2014-09 and 2016-10 will have on the Company’s financial statements and determining the transition method, including the period of adoption, that it will apply. The Company is currently evaluating which transition approach it will utilize and the impact of adopting this accounting standard on the Company’s condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently evaluating the impact that ASU 2016-01 will have on its condensed consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company is currently in the process of evaluating the impact of this new pronouncement on its condensed consolidated statements of cash flows and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805) Clarifying the Definition of a Business, which clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The standard is effective for annual periods beginning after December 15, 2017, including interim periods within those periods. The Company is currently evaluating the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

Note 3 - Marketable Securities

Marketable securities consist of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$17,671,194	$8,161	$(401,257)	$17,278,098
Government and agency obligations	1,225,000	98	-	1,225,098
Municipal bonds	1,596,160	5,644	-	1,601,804
Total	$20,492,354	$13,903	$(401,257)	$20,105,000

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$22,032,191	$3,190	$(473,056)	$21,562,325
Government and agency obligations	1,225,000	661	-	1,225,661
Municipal bonds	1,596,160	4,257	-	1,600,417
	24,853,351	8,108	(473,056)	24,388,403

Long-term available-for-sale securities
Corporate bonds	2,434,251	1,502	-	2,435,753
	2,434,251	1,502	-	2,435,753
Total	$27,287,602	$9,610	$(473,056)	$26,824,156

(1) Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of March 31, 2017 is less than one year. There were no long-term marketable securities held by the Company as of March 31, 2017.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of marketable securities was classified into fair value measurement categories as of March 31, 2017 and December 31, 2016 as follows:

	March 31,	December 31,
	2017	2016
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	20,105,000	26,824,156
Significant unobservable inputs (Level 3)	-	-
Total	$20,105,000	$26,824,156

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of March 31, 2017 and December 31, 2016.

There were no transfers of marketable securities between Levels 1, 2 or 3 for the three months ended March 31, 2017 and 2016.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2017.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$4,901,519	$(18,559)	$8,939,618	$(382,698)	$13,841,137	$(401,257)
Total	$4,901,519	$(18,559)	$8,939,618	$(382,698)	$13,841,137	$(401,257)

The Company has determined that the unrealized losses are deemed to be temporary impairments as of March 31, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at March 31, 2017.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		March 31,	December 31,
	Useful life (Years)	2017	2016
Computer hardware and software	3	$86,228	$86,228
Lab equipment	3 to 5	253,735	253,735
Office equipment	3 to 5	1,109	1,109
Leasehold improvement	1	68,213	68,213
Total property, plant and equipment		409,285	409,285
Less: Accumulated depreciation and amortization		(226,514)	(194,598)
Property, plant and equipment, net		$182,771	$214,687

Depreciation expense for the three months ended March 31, 2017 and 2016 was approximately $32,000 and $19,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2017	2016
Accrued expenses:
Salaries, bonuses and employee benefits	$1,726,245	$2,884,000
Accrued severance expenses	245,028	241,737
Research and development expenses	980,436	916,674
General and administrative expenses	1,061,853	710,412
Total accrued expenses	$4,013,562	$4,752,823

Note 6 - Stockholders’ Equity

Common Stock

For the three months ended March 31, 2017, the Company issued an aggregate of 71,290 shares of common stock and received gross proceeds of approximately $0.6 million from the exercise of options.

Options

In July 2010, the stockholders approved the 2010 Equity Incentive Plan (the “2010 Plan”). As of March 31, 2017, there were outstanding options to purchase an aggregate of 654,834 shares of common stock under the 2010 Plan. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the “2014 Plan”). On June 2, 2016, at the 2016 Annual Meeting of Stockholders, the stockholders of the Company approved the amendment and restatement of the Company’s 2014 Plan (the “Amended and Restated 2014 Plan”). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000 (representing an increase of 1,600,000). As of March 31, 2017, there were outstanding options to purchase an aggregate of 3,539,641 shares of common stock and 498,905 shares available for grant under the Amended and Restated 2014 Plan. Additionally, 37,501 shares of common stock forfeited under the 2010 Plan are available for issuance under the Amended and Restated 2014 Plan.

Pursuant to the terms of the merger of Assembly Pharmaceuticals, Inc. with a wholly-owned subsidiary of the Company in 2014, the options to purchase shares of Assembly Pharmaceuticals' common stock issued and outstanding immediately prior to the merger were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock. As of March 31, 2017, assumed options to purchase an aggregate of 621,651 shares of common stock were outstanding.

A summary of the Company’s option activity and related information for the three-month period ended March 31, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2016	4,457,251	$7.14	$23,258,604
Granted	436,500	22.04	1,505,435
Exercised	(71,290)	8.98	-
Forfeited	(6,335)	9.77	-
Outstanding as of March 31, 2017	4,816,126	$8.46	$82,006,913
Options vested and exercisable	3,087,647	$6.56	$58,451,683

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of the options granted for the three months ended March 31, 2017 and 2016, were based on the following assumptions:

Three Months Ended March 31,
	2017	2016
Exercise price	12.81 - 25.34	6.36 - 7.03
Expected stock price volatility	85.4% - 87.0%	88.7% - 91.8%
Risk-free rate of interest	2.19% - 2.23%	1.53% - 1.94%
Term (years)	5.5 - 7.0	5.4 - 7.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Nine Months Ended December 31, 2017	$5,902,782
Year Ended December 31, 2018	3,811,811
Year Ended December 31, 2019	1,112,946
Year Ended December 31, 2020	331,969
Year Ended December 31, 2021	5,138
Total	$11,164,646

Unamortized stock-based compensation expense amounted to approximately $11.2 million at March 31, 2017. The weighted average remaining amortization period is approximately 1.6 years at March 31, 2017. Effective on January 1, 2017, the Company began accounting for forfeitures as they occur. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election under ASU 2016-09, the Company estimated their forfeiture rate at 0%, or they did not have a significant history of forfeitures.

Stock-based compensation expense for the three months ended March 31, 2017 and 2016 is as follows:

	Three Months Ended March 31,
	2017	2016
Research and development	$951,926	$718,156
General and administrative	272,721	741,699
Total stock-based compensation expense	$1,224,647	$1,459,855

Warrants

There was no warrant activity for the three months ended March 31, 2017. The weighted average remaining contractual life of 16,909 shares of outstanding warrants at March 31, 2017 is approximately 3.2 years.

Note 7 – Collaboration Agreement

On January 6, 2017, the Company entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for irritable bowel disease (IBD), such as ulcerative colitis (UC) and Crohn’s disease, and irritable bowel syndrome (IBS).

Under the Collaboration Agreement, Allergan and the Company will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to 7 development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. At the time of execution of the Collaboration Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA drug development platform. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (“POC”) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

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

The Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement – the license and the research and development services – but that the license does not have stand- alone value as Allergan cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. The deferred revenue will be amortized over a 10-year service period. For the three months ended March 31, 2017, the Company recorded approximately $0.7 million in revenue related to the amortization of deferred revenue. Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. There were no reimbursable expenses incurred in connection with the Collaboration Agreement during the three months ended March 31, 2017.

Note 8 – Commitments and Contingencies

Real Property Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in June 2021. The leased location in Carmel, Indiana supports both the HBV-cure and microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017. The Company also conducts research activities for the HBV-cure program at laboratory space leased from Indiana University at Bloomington, Indiana. The related activities performed at Indiana University are being transferred to the Company’s Indiana and California locations such that the Company’s use of this leased facility will cease by the end of May 2017. Research activities for the Microbiome program are also conducted at office and laboratory space in Groton, Connecticut under a lease that expires in March 2018 and office and laboratory space leased from the University of Florida Research Foundation in Alachua, Florida under a lease that expires in May 2017.

The total leasing expenses for the three months ended March 31, 2017 and 2016 were approximately $0.3 million and $0.3 million, respectively.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended March 31, 2017 and 2016 amounted to approximately $182,000 and $57,000, respectively. These equipment leases begin to expire in 2017, with the final lease expiring in 2020. The sum of all future payments through termination is approximately $1.5 million.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against it. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 - Subsequent Event

On April 3, 2017, the Board of Directors of the Company adopted the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the “Inducement Plan”) pursuant to which the Company reserved 800,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1. An “Award” is any right to receive Assembly Biosciences common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, restricted stock unit awards, or any other stock award.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 2, 2017 (the “2016 Annual Report”). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2016 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

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

On January 6, 2017, we entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid us an upfront payment of $50 million. We have agreed with Allergan to share development costs up to an aggregate of $75 million through proof-of-concept (“POC”) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, we have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

We currently have corporate and administrative offices in Carmel, Indiana and research facilities in Bloomington, Indiana, Alachua, Florida, Groton, Connecticut and San Francisco, California. We expect to close our research facilities in Alachua, Florida and Bloomington, Indiana by the end of May 2017. Research activities for the HBV-cure program are also being conducted at Indiana University at Bloomington, under the aegis of Adam Zlotnick, Ph.D., co-founder of Assembly Pharmaceuticals, Inc. and head of our HBV Scientific Advisory Board.

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

We evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates are detailed in our 2016 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2016 Annual Report, except for revenue recognition. Our critical accounting policy for revenue recognition is detailed in Note 2.

Results of Operations

Comparison of the Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, collaboration revenue was approximately $0.7 million, which is the amortization of deferred revenue related to Allergan Collaboration Agreements. There was no revenue during the same period in 2016.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $9.6 million for the three months ended March 31, 2017, an increase of approximately $2.3 million from approximately $7.4 million for the same period in 2016. The increase was primarily due to an increase of approximately $1.0 million in research expenses for our Microbiome program, an increase of approximately $1.2 million in research expenses for our HBV-cure program, and an increase of approximately $0.1 million in research expenses for outsourced chemistry.

Stock-based compensation expense was approximately $1.0 million for the three months ended March 31, 2017, an increase of approximately $0.3 million from approximately $0.7 million for the same period in 2016.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $3.8 million for the three months ended March 31, 2017, an increase of approximately $1.4 million from approximately $2.4 million for same period in 2016. The increase was primarily due to an increase of approximately $0.8 million in professional expenses and $0.6 million in legal expenses.

Stock-based compensation was approximately $0.3 million for the three months ended March 31, 2017, a decrease of approximately $0.4 million from approximately $0.7 million for the same period in 2016.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2017 principally through equity financing, raising an aggregate of approximately $192.5 million in net proceeds, and strategic partnerships raising an aggregate of $50 million in upfront payments.

Cash Flows for the Three Months Ended March 31, 2017 and 2016

Net Cash from Operating Activities

Net cash provided by operating activities was approximately $35.0 million for the three months ended March 31, 2017 and funded our research and development program build out and general and administrative expenses. It was primarily driven by $49.3 million of deferred revenue related to the Collaboration Agreement with Allergan and $1.2 million of non-cash stock-based compensation expense, and offset by a $13.9 million net loss, an increase of $0.7 million of operating assets and a decrease of $1.2 million in operating liabilities, excluding deferred revenue.

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

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2017 was $6.7 million due to the redemption of marketable securities.

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2016 was $2.5 million and primarily due to a purchase of $8.0 million of marketable securities and offset by the redemption of $10.5 million of marketable securities during the year.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2017 was $0.6 million, resulting from the exercise of stock options to purchase 71,290 shares of common stock.

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

Based upon our cash position as of March 31, 2017, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the initiation, scope, progress, timing, results and costs of our ongoing drug discovery, nonclinical development, laboratory testing and clinical trials of our product candidates and any additional clinical trials we may conduct in the future;
•	the extent to which we further acquire or in-license other medicines and technologies;
•	the number and characteristics of product candidates that we pursue in preclinical and clinical development;
•	our ability to manufacture, and to contract with third parties to manufacture, adequate supplies of our product candidates for our clinical trials and any eventual commercialization;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish and maintain collaborations on favorable terms, if at all.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under contractual obligations, as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2016 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings, and we are not aware of any claims or actions pending or threatened against us. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

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

 Risks Related to Our Business

We have no approved products and currently are dependent on the future success of our HBV and Microbiome programs.

To date, we have no approved product on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome therapies. Unless and until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing, collaborations or other strategic arrangements. If we are unable to develop and commercialize any product candidates from our HBV-Cure and Microbiome programs, we will be unable to generate revenues or build a sustainable or profitable business.

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

We depend entirely on the success of product candidates from our HBV program, which has one product candidate in early clinical development, and our Microbiome program, which has one product candidate in late pre-clinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

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

Nonclinical studies and clinical testing are expensive, can take many years to complete and their outcomes are highly uncertain. Failure can occur at any time during the nonclinical study and clinical trial processes due to inadequate performance of a drug candidate or inadequate adherence by patients or investigators to clinical trial protocols. Further, clinical trials might not provide statistically significant data supporting a product candidate’s safety and effectiveness to obtain the requisite regulatory approvals. In addition, there is a high failure rate for drugs and biologics proceeding through clinical trials. Our failure to replicate earlier positive results in later-stage clinical trials or otherwise demonstrate the required characteristics to support marketing approval for any of our product candidates would substantially harm our business, prospects, financial condition and results of operations. Any failure to achieve favorable results in clinical development would materially harm our business, financial condition and results of operations.

Nonclinical and clinical testing required for our product candidates is expensive and time-consuming and may result in delays or may fail to demonstrate safety and efficacy for desired indications.

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

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (“Assembly Pharmaceuticals”), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of March 31, 2017, the combined company had an accumulated deficit of approximately $222.2 million, and net losses of approximately $13.9 million and $11.0 million for the three months ended March 31, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

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

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of research, nonclinical studies and clinical trials for our product candidates;
•	obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
•	establishing manufacturing, sales, and marketing arrangements with third parties for any approved products; and
•	raising sufficient funds to finance our activities, if and when needed.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core Protein Allosteric Modulators, or CpAMs, which is a clinically unproven mechanism of action. The development of our CpAM technology is in the early stages, and the commercial feasibility and acceptance of our CpAM technology are unknown. Similarly, the technology for our microbiome therapy is in nonclinical development and our GEMICEL®, dual targeted release drug formulation, is novel and not yet shown to successfully deliver live bacteria in patients.

Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.  More specifically, the theory that CpAMs can selectively lower cccDNA and viral antigen levels in HBV patients and achieve a functional cure is unproven.  Thus, even if CpAM technology is successful at targeting the HBV core protein and reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.  Similarly, with respect to our microbiome program, the ability to effectively and reliably deliver bacteria to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV therapy and our microbiome platform as well as initiate any development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV therapy and our Microbiome program. Thereafter, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan when needed to or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to generate revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

Our product candidates face significant development and regulatory hurdles prior to marketing, which could delay or prevent our receipt of licensing, sales and/or milestone revenue.

Before we or any commercial partners obtain the approvals necessary to sell any of our product candidates, we must show through nonclinical studies and human testing in clinical trials that each potential product is safe and effective. The rates at which we complete our scientific studies and clinical trials depend on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial and other potential drug candidates being studied. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, we will need additional financing to develop our product candidates, which we might seek and receive from third party commercial partners. Further, we currently do not have the infrastructure to manufacture, market and sell our product candidates. If we partner with one or more third party entities, those commercial partners may demand and receive rights to control product development and commercialization. As a result, these commercial partners may conduct these programs and activities more slowly or in a different manner than expected. If any of these events were to occur, the development of any product candidate could be significantly delayed, more expensive or less lucrative to us than anticipated, any of which would have a significant adverse effect on our business.

We are substantially dependent on our collaboration agreement with Allergan, which may be terminated or may not be successful due to a number of factors, which could have a material adverse effect on our business and operating results.

We have entered into the Collaboration Agreement with Allergan for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first proof of concept (POC) trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV therapy and our Microbiome program.

Our license agreement with Indiana University Research and Technology Corporation, or IURTC, from whom we have licensed our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of March 31, 2017, no performance milestone payments have been made. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (“Therabiome”), from whom we have licensed our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, it would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

We set goals, and make public statements regarding our expectations, regarding the timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, without limitation, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially adversely affected, and the price of our common stock could decline.

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

If a product is approved, any limitation on use that might be necessary due to safety issues, such as labeling warnings or distributions and use restrictions under a risk evaluation mitigation strategy, or REMS, could hinder its adoption in the marketplace. In addition, if any product is approved, it could be used against any instructions that we publish that limit its use, which could subject us to litigation.

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

We are highly dependent on the services of our Chief Executive Officer and President, Derek Small, our Chief Scientific Officer, Richard J. Colonno, Ph.D., our Chief Scientific Officer - Microbiome and Head of Microbiome Program, Miguel S. Barbosa, Ph.D, our Chief Medical Officer and Vice President of Research and Development, Uri Lopatin, M.D., our Chief Development Officer, Thomas E. Rollins, and our Chief Financial Officer and Chief Operating Officer, David J. Barrett. Our employment agreements with Mr. Small, Dr. Lopatin, Dr. Colonno, Dr. Barbosa, Mr. Rollins and Mr. Barrett do not ensure their retention. This is also true for our other management team members, both present and future.

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

As of March 31, 2017, we had 73 employees, 11 temporary contractors and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutics or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

We might not obtain the necessary U.S. or foreign regulatory approvals to commercialize any product candidate.

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

Once a product candidate is approved, numerous post-approval requirements apply. Among other things, the holder of an approved NDA is subject to ongoing FDA oversight monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA. Application holders must submit new or supplemental applications and obtain FDA approval for changes to the approved product, product labeling, or manufacturing process, depending on the nature of the change. Application holders also must submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA also has the authority to require changes in the labeling of approved drug products and to require post-marketing studies. The FDA can also impose distribution and use restrictions under a REMS.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved product candidates that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the listing standards of NASDAQ, the exchange on which our common stock is listed. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.

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

If we and our licensors, IURTC and Therabiome, do not obtain protection for our respective intellectual property rights, our competitors might be able to take advantage of our research and development efforts to develop competing drugs. Our success, competitive position and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

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

In addition, the U.S. Patent and Trademark Office (the “USPTO”) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

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

If our employees or consultants breach their confidentiality obligations, to be able to enforce these confidentiality provisions, we would need to know of the breach and have sufficient funds to enforce the provisions. We cannot assure you that we would know of or be able to afford enforcement of any breach. In addition, such provisions are subject to state law and interpretation by courts, which could limit the scope and duration of these provisions. Any limitation on or non-enforcement of these confidentiality provisions could have an adverse effect on our business.

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

Composition-of-matter patents relating to the active pharmaceutical ingredient (API) are generally considered to be the strongest form of intellectual property protection for pharmaceutical products, as such patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act (“AIA”), effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the USPTO, is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in opposition or interference proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others.

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

Our reliance on third-party contractors to develop and manufacture our product candidates is based upon agreements that limit the rights of the third parties to use or disclose our confidential information, including our trade secrets and know-how. Despite the contractual provisions, the need to share trade secrets and other confidential information increases the risk that such trade secrets and information are disclosed or used, even if unintentionally, in violation of these agreements. In the highly competitive markets in which our product candidates are expected to compete, protecting our trade secrets, including our strategies for addressing competing products, is imperative, and any unauthorized use or disclosure could impair our competitive position and may have a material adverse effect on our business and operations.

In addition, our collaboration partners are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations in place with our collaboration partner. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
•	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed.
•	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
•	The prosecution of our pending patent applications may not result in granted patents.
•	Granted patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
•	Patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product.
•	Our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates.

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

Our common stock is listed on The NASDAQ Capital Market under the symbol “ASMB.” We might not be able to maintain the listing standards of that exchange. If we fail to maintain the listing requirements, our common stock might trade on the OTC Bulletin Board or in the “pink sheets” maintained by OTC Markets Group Inc. These alternative markets are generally considered to be markets that are less efficient and less broad than The NASDAQ Capital Market. A delisting of our common stock from The NASDAQ Capital Market and our inability to list the stock on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets and (iv) impairing our ability to provide equity incentives to our employees.

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

Since we went public on December 22, 2010 and through March 31, 2017, the closing price of our common stock has fluctuated between $4.30 and $105.30 (after giving effect to the 1-for-5 reverse stock split effected on July 11, 2014). Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At March 31, 2017, our executive officers, directors and one of our founders beneficially owned approximately 17.1% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 60.0% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses not faced by private companies. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and The NASDAQ Capital Market, each of which imposes additional reporting and other obligations on public companies. These rules and regulations increase our legal and financial compliance costs and make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. Complying with these requirements might divert management’s attention from other business concerns, which could have a material adverse effect on our prospects, business, and financial condition.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number
10.1†	Research, Development, Collaboration and License Agreement dated January 6, 2017 between Assembly Biosciences, Inc. and Allergan Pharmaceuticals International Limited.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

†	Certain portions of this exhibit have been omitted and filed separately with the SEC under a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

 SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: May 8, 2017	By:	/s/ Derek Small
Derek Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2017	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer
(Principal Financial and Accounting Officer)