Form 10-Q
period 2017-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2017-08-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 3, 2017, there were 17,364,439 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,452,737	$28,575,085
Marketable securities, at fair value	36,123,684	24,388,403
Accounts receivable	1,113,759	-
Prepaid expenses and other current assets	978,356	611,176
Total current assets	77,668,536	53,574,664

Long-term assets
Marketable securities, at fair value	3,008,840	2,435,753
Property, plant and equipment, net	131,857	214,687
Security deposits	327,250	255,366
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	45,106,083	44,543,942
Total assets	$122,774,619	$98,118,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$687,908	$2,368,131
Accrued expenses	6,305,547	4,752,823
Deferred revenue - short-term	4,995,894	-
Total current liabilities	11,989,349	7,120,954

Long-term liabilities
Deferred tax liabilities	11,176,072	11,119,651
Deferred revenue - long-term	43,074,186	-
Total long-term liabilities	54,250,258	11,119,651
Total liabilities	66,239,607	18,240,605

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,360,689 and 17,246,754 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	17,361	17,247
Additional paid-in capital	292,672,842	288,688,990
Accumulated other comprehensive loss	(398,267)	(600,769)
Accumulated deficit	(235,756,924)	(208,227,467)
Total stockholders' equity	56,535,012	79,878,001
Total liabilities and stockholders' equity	$122,774,619	$98,118,606

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Collaboration revenue	$2,359,311	$-	$3,043,680	$-

Operating expenses:
Research and development	12,125,021	7,519,031	22,698,760	15,637,607
General and administrative	3,801,541	2,935,099	7,842,000	6,093,675
Total operating expenses	15,926,562	10,454,130	30,540,760	21,731,282
Loss from operations	(13,567,251)	(10,454,130)	(27,497,080)	(21,731,282)

Other income (expenses)
Interest and other income	239,858	444,605	376,342	935,026
Realized loss from marketable securities	(340,984)	(142,675)	(478,232)	(344,502)
Total other income	(101,126)	301,930	(101,890)	590,524
Loss before income taxes	(13,668,377)	(10,152,200)	(27,598,970)	(21,140,758)

Income tax benefit	69,513	-	69,513	-
Net loss	$(13,598,864)	$(10,152,200)	$(27,529,457)	$(21,140,758)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit of $57,437, $0, $57,437 and $0, respectively	(31,203)	(232,542)	(92,359)	(362,279)
Reclassification adjustment of unrealized loss included in net loss, net of tax expense of $183,371, $0, $183,371 and $0, respectively	157,613	142,675	294,861	344,502
Comprehensive loss	$(13,472,454)	$(10,242,067)	$(27,326,955)	$(21,158,535)

Net loss per share, basic and diluted	$(0.78)	$(0.59)	$(1.59)	$(1.23)

Weighted average common shares outstanding, basic and diluted	17,342,623	17,225,660	17,305,657	17,225,661

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net loss	$(27,529,457)	$(21,140,758)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,830	37,093
Stock-based compensation	3,235,908	2,977,993
Realized loss from marketable securities	478,232	344,503
Deferred income tax benefit	(69,513)	-
Changes in operating assets and liabilities:
Accounts receivable	(1,113,759)	-
Prepaid expenses and other current assets	(367,180)	147,643
Accounts payable	(1,680,223)	1,050,224
Accrued expenses	1,552,724	591,742
Deferred revenue	48,070,080	-
Security deposits	(71,884)	13,460
Net cash provided by (used in) operating activities	22,587,758	(15,978,100)

Cash flows from investing activities
Purchases of fixed assets	-	(2,163)
Purchases of marketable securities	(32,591,164)	(7,951,257)
Redemptions of marketable securities	20,133,000	17,165,332
Net cash (used in) provided by investing activities	(12,458,164)	9,211,912

Cash flows from financing activities
Proceeds from the exercise of stock options	748,058	-
Net cash provided by financing activities	748,058	-

Net increase (decrease) in cash and cash equivalents	10,877,652	(6,766,188)
Cash and cash equivalents at the beginning of the period	28,575,085	27,107,526
Cash and cash equivalents at the end of the period	$39,452,737	$20,341,338

Supplemental disclosure of cash flow information:
Change in unrealized gain (loss) on marketable securities available-for-sale, before tax expense	$328,436	$(17,777)

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2016	17,246,754	$17,247	$288,688,990	$(600,769)	$(208,227,467)	$79,878,001
Proceeds from the exercise of stock options	113,935	114	747,944	-	-	748,058
Change in unrealized gain on marketable securities, net of income tax expense of $125,934	-	-	-	202,502	-	202,502
Stock-based compensation	-	-	3,235,908	-	-	3,235,908
Net loss	-	-	-	-	(27,529,457)	(27,529,457)
Balance as of June 30, 2017	17,360,689	$17,361	$292,672,842	$(398,267)	$(235,756,924)	$56,535,012

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (Assembly or the Company) is a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutics, which are designed to restore health to a dysbiotic microbiome. The Company’s HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing multiple drug candidates that inhibit multiple steps of the HBV lifecycle. Assembly has discovered several novel Core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, has completed a Phase 1a human clinical trial, and the Phase 1b/2a portion of the clinical trial commenced in the second quarter of 2017. The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patent pending delivery system that the Company calls GEMICEL ®, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead product candidate from this platform, ABI-M101, is in development for the treatment of clostridium difficile infections (CDI). Using its microbiome platform, the Company is developing additional product candidates for other disease indications, which the Company will develop either internally or in collaboration with partners.

On January 6, 2017, the Company entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications (see Note 7). Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, the Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt and an up-front payment related to the Collaboration Agreement. The Company has incurred losses from operations and negative cash flows from operating activities since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet at June 30, 2017, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2017 and 2016, condensed consolidated statements of cash flows for the six months ended June 30, 2017 and 2016, and condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 2, 2017 (the 2016 Annual Report).

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

Significant estimates inherent in the preparation of the accompanying financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, and the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters. In addition, with the Company entering into the Collaboration Agreement, the Company believes its condensed consolidated financial statements are also impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; and (iii) estimating the periods over which the allocated consideration for deliverables is recognized.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2016 Annual Report other than the adoption of the following revenue recognition policy.

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or as services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue under the Collaboration Agreement based on the relevant accounting literature.  Under this guidance, multiple elements or deliverables may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) participation on joint research and/or joint development committees, and/or (iv) manufacturing or supply services. The payments entities may receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of account and in accordance with the revenue recognition criteria detailed above.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Collaboration Agreement provides for non-refundable milestone payments. The Company recognizes revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to the Company for such milestone (i) is consistent with the Company’s performance necessary to achieve the milestone or the increase in value to the collaboration resulting from the Company’s performance, (ii) relates solely to the Company’s past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, the Company considers all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

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

The Company records revenues related to the reimbursement of costs incurred under the Collaboration Agreement where the Company acts as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, the Company is reimbursed for associated out-of-pocket costs. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying statements of operations, while the actual expenses for which the Company is reimbursed are reflected as research and development costs. The Company has also accounted for the milestone payments under ASC 605 Revenue Recognition - Milestone Method. See Note 7 for further information.

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
Warrants to purchase common stock	16,909	16,909
Options to purchase common stock	4,837,464	4,097,952
Total	4,854,373	4,114,861

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adoption of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017, as required. The adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. As of June 30, 2017, the Company has not elected early adoption and has not concluded on an adoption method. The Company is in the process of analyzing the Company’s collaboration agreement and the potential impact the standard may have on previously reported revenues and future revenues. The Company is still evaluating the impact on the condensed consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similarly to existing guidance for operating leases. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact that ASU 2016-02 will have on its condensed consolidated financial statements and related disclosures.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting,. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

Note 3 - Marketable Securities

Marketable securities consist of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$36,255,433	$10,173	$(141,922)	$36,123,684

Long-term available-for-sale securities
Corporate bonds	$3,012,100	$-	$(3,260)	$3,008,840
Total	$39,267,533	$10,173	$(145,182)	$39,132,524

(1) pre-tax

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The contractual term to maturity of short-term marketable securities held by the Company as of June 30, 2017 is less than one year. The weighted average contractual term to maturity of long-term marketable securities held by the Company is approximately 1.1 years as of June 30, 2017.

The fair value of marketable securities was classified into fair value measurement categories as of June 30, 2017 and December 31, 2016 as follows:

	June 30,	December 31,
	2017	2016
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	39,132,524	26,824,156
Significant unobservable inputs (Level 3)	-	-
Total	$39,132,524	$26,824,156

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of June 30, 2017 and December 31, 2016.

There were no transfers of marketable securities between Levels 1, 2 or 3 for the six months ended June 30, 2017 and 2016.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2017.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$4,152,931	$(4,413)	$29,289,584	$(140,769)	$33,442,515	$(145,182)
Total	$4,152,931	$(4,413)	$29,289,584	$(140,769)	$33,442,515	$(145,182)

The Company has determined that the unrealized losses are deemed to be temporary impairments as of June 30, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at June 30, 2017.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		June 30,	December 31,
	Useful life (Years)	2017	2016
Computer hardware and software	3	$86,228	$86,228
Lab equipment	3 to 5	253,735	253,735
Office equipment	3 to 5	1,109	1,109
Leasehold improvement	1	68,213	68,213
Total property, plant and equipment		409,285	409,285
Less: Accumulated depreciation and amortization		(277,428)	(194,598)
Property, plant and equipment, net		$131,857	$214,687

Depreciation expense for the three months ended June 30, 2017 and 2016 was approximately $51,000 and $18,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Depreciation expense for the six months ended June 30, 2017 and 2016 was approximately $83,000 and $37,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2017	2016
Accrued expenses:
Salaries, bonuses and employee benefits	$2,585,127	$2,884,000
Accrued severance expenses	310,298	241,737
Research and development expenses	2,771,227	916,674
General and administrative expenses	638,895	710,412
Total accrued expenses	$6,305,547	$4,752,823

Note 6 - Stockholders’ Equity

Common Stock

For the six months ended June 30, 2017, the Company issued an aggregate of 113,935 shares of common stock and received gross proceeds of approximately $0.7 million from the exercise of options.

Options

In July 2010, the stockholders approved the 2010 Equity Incentive Plan (the 2010 Plan). As of June 30, 2017, there were outstanding options to purchase an aggregate of 610,334 shares of common stock under the 2010 Plan. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the 2014 Plan). On June 2, 2016, at the 2016 Annual Meeting of Stockholders, the stockholders of the Company approved the amendment and restatement of the Company’s 2014 Plan (the Amended and Restated 2014 Plan). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000 (representing an increase of 1,600,000). As of June 30, 2017, there were outstanding options to purchase an aggregate of 3,541,141 shares of common stock and 485,155 shares available for grant under the Amended and Restated 2014 Plan. Additionally, 73,126 shares of common stock forfeited under the 2010 Plan are available for issuance under the Amended and Restated 2014 Plan.

On April 3, 2017, the Board of Directors of the Company adopted the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the Inducement Plan) pursuant to which the Company reserved 800,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM-5635-1. An “Award” is any right to receive Assembly common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, restricted stock unit awards, or any other stock award. As of June 30, 2017, there were outstanding options to purchase an aggregate of 89,750 shares of common stock and 710,250 shares available for grant under the Inducement Plan.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Pursuant to the terms of the merger of Assembly Pharmaceuticals, Inc. with a wholly-owned subsidiary of the Company in 2014, the options to purchase shares of Assembly Pharmaceuticals’ common stock issued and outstanding immediately prior to the merger were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock. As of June 30, 2017, assumed options to purchase an aggregate of 596,239 shares of common stock were outstanding.

A summary of the Company’s option activity and related information for the six-month period ended June 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2016	4,457,251	$7.14	$23,258,604
Granted	583,250	22.93	784,000
Exercised	(117,827)	7.13	-
Forfeited	(85,210)	9.71	-
Outstanding as of June 30, 2017	4,837,464	$9.00	$58,428,762
Options vested and exercisable	3,200,688	$6.70	$44,640,661

The fair value of the options granted for the six months ended June 30, 2017 and 2016, were based on the following assumptions:

Six Months Ended June 30,
	2017	2016
Exercise price	$12.81 - $25.96	$5.84 - $7.03
Expected stock price volatility	84.4% - 87.0%	88.2% - 91.8%
Risk-free rate of interest	2.02% - 2.23%	1.36% - 1.94%
Expected term (years)	5.5 - 7.0	5.4 - 7.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Six Months Ended December 31, 2017	$4,648,866
Year Ended December 31, 2018	4,775,098
Year Ended December 31, 2019	1,355,710
Year Ended December 31, 2020	441,243
Year Ended December 31, 2021	15,854
Total	$11,236,771

Unamortized stock-based compensation expense amounted to approximately $11.2 million at June 30, 2017. The weighted average remaining amortization period is approximately 1.5 years at June 30, 2017. Effective on January 1, 2017, the Company elected to account for forfeitures as they occur as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated their forfeiture rate at 0%, or they did not have a significant history of forfeitures.

Stock-based compensation expense for the three and six months ended June 30, 2017 and 2016 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Research and development	$1,226,269	$850,851	$2,178,195	$1,569,007
General and administrative	784,992	667,287	1,057,713	1,408,986
Total stock-based compensation expense	$2,011,261	$1,518,138	$3,235,908	$2,977,993

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Warrants

There was no warrant activity for the six months ended June 30, 2017. The weighted average remaining contractual life of outstanding warrants to purchase 16,909 shares of common stock at June 30, 2017 is approximately 2.9 years.

Note 7 - Collaboration Agreement

On January 6, 2017, the Company entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for ulcerative colitis (UC), Crohn’s disease, and irritable bowel syndrome (IBS).

Under the Collaboration Agreement, Allergan and the Company will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. At the time of execution of the Collaboration Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA drug development platform. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

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

The Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement for each of four indicators - the licenses and the research and development services - but that the license does not have stand-alone value as Allergan cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. The deferred revenue will be amortized over a 10-year service period. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. Given the early stage of development, the Company has determined the relative selling price for each of the four indicators to be $12.5 million and expects the elements to deliver over similar times. For the three and six months ended June 30, 2017, the Company recorded approximately $1.2 million and $1.9 million, respectively, in revenue related to the amortization of deferred revenue. Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. The reimbursable expenses incurred in connection with the Collaboration Agreement during the six months ended June 30, 2017 were $1.1 million and recorded in collaboration revenue on the condensed consolidated statement of operations.

Note 8 - Commitments and Contingencies

Real Property Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2017, unless the Company requests a six month extension by October 2, 2017. The Company also conducted research activities for the HBV-cure program at laboratory space leased from Indiana University at Bloomington, Indiana until May 2017. The Company transferred the activities that it performed at Indiana University to its Carmel, Indiana and San Francisco, California locations. The Company also conducts research activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2018. The Company ceased leasing office and laboratory space from the University of Florida Research Foundation in Alachua, Florida in May 2017.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The total leasing expenses for the three months ended June 30, 2017 and 2016 were approximately $0.3 million and $0.4 million, respectively. The total leasing expenses for the six months ended June 30, 2017 and 2016 were approximately $0.6 million and $0.8 million, respectively.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended June 30, 2017 and 2016 amounted to approximately $180,000 and $165,000, respectively. The equipment lease expense for the six months ended June 30, 2017 and 2016 amounted to approximately $359,000 and $256,000, respectively. These equipment leases began to expire in 2017, with the final lease expiring in 2020. The sum of all future payments through termination is approximately $1.3 million.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against it. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2016, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 2, 2017 (2016 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2016 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutics for the treatment of hepatitis B virus (HBV) infection and novel class of oral synthetic live biotherapeutics, which are designed to restore health to a dysbiotic microbiome. Our HBV-cure program is aimed at increasing the current low cure rate for patients with HBV and is pursuing multiple drug candidates that inhibit multiple steps of the HBV lifecycle. We have discovered several novel Core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731 has completed a Phase 1a human clinical trial, and the Phase 1b/2a portion of the clinical trial commenced in the second quarter of 2017. Our Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice(cGMP) conditions, and a patent pending delivery system, that we call GEMICEL®, which allows for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The lead product candidate from this platform, ABI-M101, is in development for the treatment of clostridium difficile infections (CDI). Using our microbiome platform, we are developing additional product candidates for other disease indications, which we will develop either internally or in collaboration with partners.

On January 6, 2017, we entered into the Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid us an upfront payment of $50 million. Additionally, we are eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. We have agreed with Allergan to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, we have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

We currently have corporate and administrative offices in Carmel, Indiana and research facilities in Groton, Connecticut and San Francisco, California. We closed our research facilities in Alachua, Florida and Bloomington, Indiana in May 2017. Research activities for the HBV-cure program are also being conducted at Indiana University at Bloomington, under the aegis of Adam Zlotnick, Ph.D., co-founder of Assembly Pharmaceuticals, Inc. and head of our HBV Scientific Advisory Board.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017, collaboration revenue was approximately $2.4 million, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. There was no revenue during the same period in 2016.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $10.9 million for the three months ended June 30, 2017, an increase of approximately $4.2 million from approximately $6.7 million for the same period in 2016. The increase was primarily due to an increase of approximately $2.9 million in research expenses for our Microbiome program and an increase of approximately $1.3 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $1.2 million for the three months ended June 30, 2017, an increase of approximately $0.3 million from approximately $0.9 million for the same period in 2016.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $3.0 million for the three months ended June 30, 2017, an increase of approximately $0.7 million from approximately $2.3 million for the same period in 2016. The increase was primarily due to an increase of approximately $0.6 million in salary expenses and $0.1 million in legal expenses.

Stock-based compensation was approximately $0.8 million for the three months ended June 30, 2017, an increase of approximately $0.1 million from approximately $0.7 million for the same period in 2016.

Comparison of the Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017, collaboration revenue was approximately $3.0 million, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. There was no revenue during the same period in 2016.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $20.5 million for the six months ended June 30, 2017, an increase of approximately $6.4 million from approximately $14.1 million for the same period in 2016. The increase was primarily due to an increase of approximately $3.9 million in research expenses for our Microbiome program and an increase of approximately $2.5 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $2.2 million for the six months ended June 30, 2017, an increase of approximately $0.6 million from approximately $1.6 million for the same period in 2016.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $6.8 million for the six months ended June 30, 2017, an increase of approximately $2.1 million from approximately $4.7 million for the same period in 2016. The increase was primarily due to an increase of approximately $0.9 million in salary expenses, $0.7 million in professional expenses and $0.5 million in legal expenses.

Stock-based compensation was approximately $1.1 million for the six months ended June 30, 2017, a decrease of approximately $0.3 million from approximately $1.4 million for the same period in 2016.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2017 principally through equity financing, raising an aggregate of approximately $192.5 million in net proceeds, and a strategic partnership raising an aggregate of $50 million in upfront payments.

Cash Flows for the Six Months Ended June 30, 2017 and 2016

Net Cash from Operating Activities

Net cash provided by operating activities was approximately $22.6 million for the six months ended June 30, 2017 and funded our research and development program build out and general and administrative expenses. It was primarily driven by $48.1 million of deferred revenue related to the Collaboration Agreement, $3.2 million of non-cash stock-based compensation expense and $0.5 million of realized loss from marketable securities, and offset by a $27.5 million of net loss, an increase of $1.5 million of operating assets and a decrease of $0.2 million in operating liabilities, excluding deferred revenue.

Net cash used in operating activities was $16.0 million for the six months ended June 30, 2016 and funded our research and development and general and administrative expenses. Net cash used in continuing operations for the six months ended June 30, 2016 was primarily driven by a $21.1 million net loss, and offset by a $3.0 million non-cash expense recorded for the stock-based compensation, $1.6 million increase in accounts payable and accrued expenses and $345,000 realized loss from marketable securities.

Net Cash from Investing Activities

Net cash used in investing activities from continuing operations for the six months ended June 30, 2017 was $12.5 million and primarily due to a purchase of $32.6 million marketable securities, and offset by $20.1 million of the redemption of marketable securities.

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2016 was $9.2 million and primarily due to a purchase of $8.0 million of marketable securities and offset by the redemption of $17.2 million of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2017 was $0.7 million, resulting from the exercise of stock options to purchase 113,935 shares of common stock.

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

Based upon our cash position as of June 30, 2017, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2016 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, together with all other information in this report, including our financial statements and notes thereto, and in our other filings with the SEC. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

Risks Related to Our Business

We have no approved products and currently are dependent on the future success of our HBV and Microbiome programs.

To date, we have no approved products on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our hepatitis B virus (HBV) and microbiome therapies. Unless and until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing, collaborations or other strategic arrangements. If we are unable to develop and commercialize any product candidates from our HBV-cure and Microbiome programs, we will be unable to generate revenues or build a sustainable or profitable business.

In addition, all of our product candidates are in an early stage of development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory or nonclinical studies. We cannot predict when or if any one of our product candidates will prove effective or safe in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV-cure program, which has one product candidate in early clinical development, and our Microbiome program, which has one product candidate in late nonclinical development. We cannot be certain that we will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

ABI-H0731 and ABI-M101 are our lead product candidates for our HBV-cure and Microbiome program, respectively. We have completed the Phase 1a portion of a Phase 1a/1b clinical trial for ABI-H0731, our novel oral agent for the treatment of chronic HBV. We initiated the Phase 1b/2a portion of the trial in the second quarter of 2017. Our lead microbiome biotherapeutic product candidate, ABI-M101, is in late nonclinical development and we plan to initiate a Phase 1b clinical trial of ABI-M101 in clostridium difficile infections (CDI) patients who have relapsed after two or three standard antibiotic regimens in the second half of 2017. It may be years before the larger, pivotal trials necessary to support regulatory approval of our product candidates are initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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

The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for our HBV and microbiome therapies or any other product candidates that we may develop. We have not yet completed and may never complete the development of any products. If we are unable to complete clinical development of our HBV or microbiome therapies, or any other product candidates that we may identify, we will be unable to generate revenue or build a sustainable or profitable business.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate safety and effectiveness in humans. To meet these requirements, we must conduct extensive nonclinical testing and sufficient adequate and well-controlled clinical trials. Conducting clinical trials is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting nonclinical studies or clinical trials might cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials might be delayed by many factors, including, for example:

•	delays in reaching agreement with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;
•	the lack of effectiveness during clinical trials;
•	the emergence of unforeseen safety issues;
•	inability to manufacture sufficient quantities of qualified materials under cGMP for use in clinical trials;
•	slower than expected rates of patient recruitment;
•	failure to recruit a sufficient number of patients;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	modification of clinical trial protocols;
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements for clinical trials;
•	delays, suspension, or termination of clinical trials by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and
•	government, institutional review board, ethics committee, or other regulatory delays or clinical holds requiring suspension or termination of the trials.

We have used and intend to continue to rely on one or more CROs to conduct our nonclinical studies and clinical trials. We are highly dependent on these CROs to conduct our studies and trials in accordance with the requirements of the FDA, applicable local laws and good clinical and scientific practice. In the event the CROs fail to perform their duties in such a fashion, we may not be able to complete our clinical trials and may fail to obtain regulatory approval for any of our product candidates.

The failure of nonclinical studies and clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our nonclinical studies or clinical trials would delay the filing of our New Drug Applications (NDAs) or Biologics License Applications (BLAs) with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operation.

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

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of June 30, 2017, the combined company had an accumulated deficit of approximately $235.8 million, and net losses of approximately $27.5 million and $21.1 million for the six months ended June 30, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731, our HBV-cure candidate, through clinical development and initiate and conduct clinical trials of ABI-M101, our microbiome product candidate;
•	continue to undertake research and development to identify potential additional product candidates;
•	seek regulatory approvals for our product candidates; and
•	pursue our intellectual property strategy.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core protein Allosteric Modulators (CpAMs), which is a clinically unproven mechanism of action. The development of our CpAM technology is in the early stages, and the commercial feasibility and acceptance of our CpAM technology are unknown. Similarly, to our knowledge, no companies have received regulatory approval for microbiome-based therapeutics. The technology for our microbiome therapy is in nonclinical development and our GEMICEL®, dual targeted release drug formulation, is novel and not yet shown to successfully deliver live bacteria in patients. As a result, our Microbiome program is subject to risks associated with treatment programs lacking precedent.

Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.  More specifically, the theory that CpAMs can selectively lower covalently closed circular DNA (cccDNA) and viral antigen levels in HBV patients and achieve a functional cure is unproven.  Thus, even if CpAM technology is successful at targeting the HBV core protein and reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.  Similarly, with respect to our Microbiome program, the ability to effectively and reliably deliver bacteria to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV therapy and our microbiome platform as well as initiate any development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV therapy and our Microbiome program. Thereafter, we will need additional capital to fund our operations in the future. However, there is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan (as defined below) when needed to or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to generate revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

Our product candidates face significant development and regulatory hurdles prior to marketing, which could delay or prevent our receipt of licensing, sales and/or milestone revenue.

Before we or any commercial partners obtain the approvals necessary to sell any of our product candidates, we must show through nonclinical studies and human testing in clinical trials that each potential product is safe and effective. The rates at which we complete our scientific studies and clinical trials depend on many factors, including, but are not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial and other potential drug candidates being studied. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, we will need additional financing to develop our product candidates, which we might seek and receive from third-party commercial partners. Further, we currently do not have the infrastructure to manufacture, market and sell our product candidates. If we partner with one or more third-party entities, those commercial partners may demand and receive rights to control product development and commercialization. As a result, these commercial partners may conduct these programs and activities more slowly or in a different manner than expected. If any of these events were to occur, the development of any product candidate could be significantly delayed, more expensive or less lucrative to us than anticipated, any of which would have a significant adverse effect on our business.

We are substantially dependent on our Collaboration Agreement with Allergan, which may be terminated or may not be successful due to a number of factors, which could have a material adverse effect on our business and operating results.

On January 6, 2017, we entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first proof of concept (POC) trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV therapy and our Microbiome program.

Our license agreement with Indiana University Research and Technology Corporation (IURTC) from whom we have licensed our HBV therapy, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to our HBV therapy. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of June 30, 2017, no performance milestone payments have been made. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (Therabiome), from whom we have licensed our delivery platform of our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. Also, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

If a product is approved, any limitation on use that might be necessary due to safety issues, such as labeling warnings or distributions and use restrictions under a risk evaluation mitigation strategy (REMS) could hinder its adoption in the marketplace. In addition, if any product is approved, it could be used against any instructions that we publish that limit its use, which could subject us to litigation.

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

In addition, before we or any of our collaborators can begin to commercially manufacture our product candidates, each manufacturing facility and process is subject to regulatory review. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMPs and applicable non-U.S. regulatory requirements. The cGMP requirements govern quality control and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and quality control to assure that the product meets applicable specifications and other requirements. Any manufacturing facility must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If we or any of our future collaborators fails to comply with these requirements with respect to the manufacture of any of our product candidates, regulatory action could limit the jurisdictions in which we are permitted to sell our products, if approved. As a result, our business, financial condition, and results of operations might be materially harmed.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, CDI, ulcerative colitis (UC), irritable bowel syndrome (IBS) and inflammatory bowel disease (IBD) is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, CDI, UC, IBS or IBD or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

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

We are highly dependent on the services of: our Chief Executive Officer and President, Derek A. Small; our Chief Scientific Officer, Richard J. Colonno, Ph.D.; our Chief Scientific Officer - Microbiome and Head of Microbiome Program, Miguel S. Barbosa, Ph.D.; our Chief Medical Officer and Vice President of Research and Development, Uri Lopatin, M.D.; our Chief Development Officer, Thomas E. Rollins; and our Chief Financial Officer and Chief Operating Officer, David J. Barrett. Our employment agreements with Mr. Small, Dr. Lopatin, Dr. Colonno, Dr. Barbosa, Mr. Rollins and Mr. Barrett do not ensure their retention. This is also true for our other management team members, both present and future.

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

As of June 30, 2017, we had 78 employees, 13 temporary contractors and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutics or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

We cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a New Drug Application (NDA) or biologics license application (BLA) demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

Even if we are able to commercialize any product candidates, those products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

In the U.S. and in other countries, there have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act (the ACA).

Among the provisions of the ACA of importance to our potential drug candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologics;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices;

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding. Further, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues, and to achieve and maintain profitability.

We may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false of fraudulent claim for purposes of the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement we could be subject to penalties.

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. In addition, recent health care reform legislation has strengthened these laws. For example, the ACA, among other things, amends the intent requirement of the federal Anti-Kickback and criminal healthcare fraud statutes. As a result of such amendment, a person or entity no longer needs to have actual knowledge of these statutes or specific intent to violate them in order to have committed a violation. Moreover, the ACA provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act.

Violations of fraud and abuse laws may be punishable by criminal and/or civil sanctions, including penalties, fines and/or exclusion or suspension from federal and state healthcare programs such as Medicare and Medicaid and debarment from contracting with the U.S. government. In addition, private individuals have the ability to bring actions on behalf of the U.S. government under the federal False Claims Act as well as under the false claims laws of several states.

Law enforcement authorities are increasingly focused on enforcing fraud and abuse laws, and it is possible that some of our practices may be challenged under these laws. Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business, including the imposition of civil, criminal and administrative penalties, damages, disgorgement, monetary fines, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations. In addition, the approval and commercialization of any of our drug candidates outside the United States will also likely subject us to non-U.S. equivalents of the healthcare laws mentioned above, among other non-U.S. laws.

If any of the physicians or other providers or entities with whom we expect to do business with are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), the Sarbanes-Oxley Act and the listing standards of NASDAQ, the exchange on which our common stock is listed. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources.

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

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs and biotherapeutics. If the use of one or more of our product candidates or approved drugs, if any, harms people, we might be subject to costly and damaging product liability claims brought against us by clinical trial participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability/clinical trial insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we maintain might not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our products, our liability could exceed our total assets and our ability to pay the liability. Any successful product liability claims or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

We are exposed to the risk of employee fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	comply with the United States Foreign Corrupt Practices Act (the FCPA), the U.K. anti-bribery laws and other anti-bribery laws;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (the Code of Conduct), but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws). We can face serious consequences for violations.

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

We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, although our licensors have filed patent applications, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

In addition, the U.S. Patent and Trademark Office (the USPTO) and patent offices in other jurisdictions have often required that patent applications concerning pharmaceutical and/or biotechnology-related inventions be limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors are able to obtain patents, the patents might be substantially narrower than anticipated.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the USPTO, is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in any variety of proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, invalidate, and/or find our patent rights unenforceable, allowing third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others. In addition to ongoing changes with the AIA and USPTO regulations, recent decisions of the Supreme Court of the United States, and the possibility of statutory change to patent subject matter eligibility law advocated by such groups as the Intellectual Property Owners Association and the American Intellectual Property Law Association, provide additional uncertainty.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular China, where we anticipate increasing our activity and commercializing our product candidates, do not protect proprietary rights to the same extent or in the same manner as the laws of the U.S. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

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

We have made, and will continue to make, certain strategic decisions in balancing costs and the potential protection afforded by the patent laws of certain countries. As a result, we may not be able to prevent third parties from practicing our inventions in all countries throughout the world, or from selling or importing products made using our inventions in and into the U.S. or other countries. Third parties may use our technologies in territories in which we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories which provide inadequate enforcement mechanisms, even if we have patent protection. Such third-party products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the U.S., and we may encounter significant problems in securing and defending our intellectual property rights outside the U.S.

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to effectively enforce our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, counterfeit products could be used in nonclinical or clinical studies or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through June 30, 2017, the closing price of our common stock has fluctuated between $4.54 and $27.54. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At June 30, 2017, our executive officers, directors and one of our founders beneficially owned approximately 17.0% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 60.0% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2016, we had potentially utilizable gross Federal net operating loss carryforwards of approximately $146.5 million, State net operating loss carry-forwards of approximately $174.0 million and research and development credit carry forward of approximately $4.0 million, all of which expire between 2027 and 2036. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to limitations on its ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculate on a rolling basis). We may have experienced such ownership changes in the past, and we may experience ownership changes in the future, some of which are outside our control. These ownership changes may subject our existing net operating losses or credits to substantial limitations under Sections 382 and 383. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Mine Safety Disclosures.

Not applicable.

Item 5.  Other Information.

Not applicable.

Item 6.  Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1	Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Inducement Award Plan).	X
10.2	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	X
10.3	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

*

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: August 9, 2017	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)