Form 10-Q
period 2017-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2017-11-01
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 17,397,731 shares of registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$27,247,232	$28,575,085
Marketable securities, at fair value	39,052,821	24,388,403
Accounts receivable from collaboration	1,400,374	-
Prepaid expenses and other current assets	951,334	611,176
Total current assets	68,651,761	53,574,664

Long-term assets
Marketable securities, at fair value	1,004,310	2,435,753
Property, plant and equipment, net	593,126	214,687
Security deposits	425,789	255,366
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	43,661,361	44,543,942
Total assets	$112,313,122	$98,118,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$870,607	$2,368,131
Accrued expenses	6,352,512	4,752,823
Deferred revenue - short-term	4,995,894	-
Total current liabilities	12,219,013	7,120,954

Long-term liabilities
Deferred tax liabilities	11,146,312	11,119,651
Deferred revenue - long-term	41,814,946	-
Total long-term liabilities	52,961,258	11,119,651
Total liabilities	65,180,271	18,240,605

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 17,385,773 and 17,246,754 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	17,386	17,247
Additional paid-in capital	295,532,797	288,688,990
Accumulated other comprehensive loss	(388,389)	(600,769)
Accumulated deficit	(248,028,943)	(208,227,467)
Total stockholders' equity	47,132,851	79,878,001
Total liabilities and stockholders' equity	$112,313,122	$98,118,606

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Collaboration revenue	$2,659,613	$-	$5,703,293	$-

Operating expenses:
Research and development	10,929,436	8,833,027	33,628,196	24,470,634
General and administrative	4,180,357	2,845,898	12,022,357	8,939,573
Total operating expenses	15,109,793	11,678,925	45,650,553	33,410,207
Loss from operations	(12,450,180)	(11,678,925)	(39,947,260)	(33,410,207)

Other income (expenses)
Interest and other income	241,326	378,381	617,668	1,313,407
Realized loss from marketable securities	(99,068)	(273,573)	(577,300)	(618,075)
Total other income	142,258	104,808	40,368	695,332
Loss before income taxes	(12,307,922)	(11,574,117)	(39,906,892)	(32,714,875)

Income tax benefit	35,903	-	105,416	-
Net loss	$(12,272,019)	$(11,574,117)	$(39,801,476)	$(32,714,875)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit of $31,844, $0, $89,281 and $0, respectively	(51,203)	(270,779)	(143,562)	(633,058)
Reclassification adjustment of unrealized loss included in net loss, net of tax expense of $37,987, $0, $221,358 and $0, respectively	61,081	273,573	355,942	618,075
Comprehensive loss	$(12,262,141)	$(11,571,323)	$(39,589,096)	$(32,729,858)

Net loss per share, basic and diluted	$(0.71)	$(0.67)	$(2.30)	$(1.90)

Weighted average common shares outstanding, basic and diluted	17,367,523	17,225,554	17,326,506	17,225,625

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net loss	$(39,801,476)	$(32,714,875)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,676	55,250
Stock-based compensation	5,833,010	4,033,036
Realized loss from marketable securities	577,300	618,075
Deferred income tax benefit	(105,416)	-
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(1,400,374)	-
Prepaid expenses and other current assets	(340,158)	94,936
Accounts payable	(1,497,524)	2,474,266
Accrued expenses	1,599,689	1,605,078
Deferred revenue	46,810,840	-
Security deposits	(170,423)	(8,186)
Net cash provided by (used in) operating activities	11,630,144	(23,842,420)

Cash flows from investing activities
Purchases of fixed assets and construction in progress	(503,115)	(35,094)
Purchases of marketable securities	(40,022,384)	(7,951,256)
Redemptions of marketable securities	26,556,566	28,515,332
Net cash (used in) provided by investing activities	(13,968,933)	20,528,982

Cash flows from financing activities
Proceeds from the exercise of stock options	1,010,936	-
Net cash provided by financing activities	1,010,936	-

Net decrease in cash and cash equivalents	(1,327,853)	(3,313,438)
Cash and cash equivalents at the beginning of the period	28,575,085	27,107,526
Cash and cash equivalents at the end of the period	$27,247,232	$23,794,088

Supplemental disclosure of cash flow information:
Shares issued for option exercise - receivable	$8	$-
Change in unrealized gain (loss) on marketable securities available-for-sale, before tax expense	$344,457	$(14,983)

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2016	17,246,754	$17,247	$288,688,990	$(600,769)	$(208,227,467)	$79,878,001
Proceeds from the exercise of stock options	131,519	131	1,010,805	-	-	1,010,936
Shares issued for option exercise - receivable	7,500	8	(8)	-	-	-
Change in unrealized gain on marketable securities, net of income tax expense of $132,077	-	-	-	212,380	-	212,380
Stock-based compensation	-	-	5,833,010	-	-	5,833,010
Net loss	-	-	-	-	(39,801,476)	(39,801,476)
Balance as of September 30, 2017	17,385,773	$17,386	$295,532,797	$(388,389)	$(248,028,943)	$47,132,851

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (Assembly or the Company) is a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome. Over 250 million people worldwide are chronically infected with HBV. The Company’s HBV-cure program is aimed at pursuing multiple product candidates that inhibit the HBV lifecycle and increasing the current low cure rate for patients with HBV. Assembly has discovered several novel Core protein Allosteric Modifiers (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, has completed the Phase 1a portion of a Phase 1a/1b human clinical trial in New Zealand, and commenced the Phase 1b portion of the clinical trial in the second quarter of 2017 in New Zealand and other countries outside the United States. We have also filed an investigational new drug application, or IND, under which an additional Phase 1a pharmacokinetic, safety and tolerability study of ABI-H0731 in the United States has been initiated. The second product candidate from this program, ABI-H2158, is currently undergoing IND enabling studies and is expected to begin a Phase 1a human clinical trial in the second half of 2018. The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patent pending delivery system that the Company calls GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using its microbiome platform, the Company is developing product candidates for various disease indications, including ulcerative colitis, Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immune-oncology and Clostridium difficile infections (CDI), which the Company will develop either internally or in collaboration with partners.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet at September 30, 2017, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2017 and 2016, condensed consolidated statements of cash flows for the nine months ended September 30, 2017 and 2016, and condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2017 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2017 are not necessarily indicative of results to be expected for the year ending December 31, 2017 or for any future interim period. The consolidated balance sheet at December 31, 2016 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC on March 2, 2017 (the 2016 Annual Report).

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

Revenue Recognition

The Company recognizes revenue when each of the following four criteria is met: (i) persuasive evidence of an arrangement exists; (ii) products are delivered or services are rendered; (iii) the sales price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes revenue under the Collaboration Agreement based on the relevant accounting literature.  Under this guidance, multiple elements or deliverables may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) participation on joint research and/or joint development committees, and/or (iv) manufacturing or supply of services. The payments entities may receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2017 and 2016 are as follows:

	September 30,
	2017	2016
Warrants to purchase common stock	16,909	16,909
Options to purchase common stock	4,859,680	4,377,201
Total	4,876,589	4,394,110

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

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The FASB has subsequently issued ASU 2016-10, Revenue from Contracts with Customers: (Topic 606) Identifying Performance Obligations and Licensing to address issues arising from implementation of the new revenue recognition standard. ASU 2014-09 and ASU 2016-10 are effective for interim and annual periods beginning January 1, 2018, and may be adopted earlier, but not before January 1, 2017. The revenue standards are required to be adopted by taking either a full retrospective or a modified retrospective approach. The Company is continuing to assess the impact of the new guidance on its accounting policies and procedures and is evaluating the new requirements as applied to existing revenue contracts. While this assessment is still in progress, the Company believes the most significant impact will relate to the timing of collaboration revenues, where the recognition of variable consideration such as milestone payments may be accelerated. In conjunction with its continuing assessment of the impact of the new guidance, the Company is also evaluating its method of adoption and reviewing and updating its internal controls over financial reporting to ensure that information required to implement the new standard is appropriately captured and recorded. The Company will implement any changes as required to facilitate adoption of the new guidance beginning in the first fiscal quarter of 2018. In addition, the Company continues to monitor additional changes, modifications, clarifications or interpretations undertaken by the FASB or others, which may impact its current expectations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company is currently evaluating the impact this standard will have on its condensed consolidated financial statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Marketable Securities

Marketable securities consist of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$39,170,010	$10,689	$(127,878)	$39,052,821

Long-term available-for-sale securities
Corporate bonds	$1,006,110	$-	$(1,800)	$1,004,310
Total	$40,176,120	$10,689	$(129,678)	$40,057,131

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$22,032,191	$3,190	$(473,056)	$21,562,325
Government and agency obligations	1,225,000	661	-	1,225,661
Municipal bonds	1,596,160	4,257	-	1,600,417
	24,853,351	8,108	(473,056)	24,388,403

Long-term available-for-sale securities
Corporate bonds	2,434,251	1,502	-	2,435,753
	2,434,251	1,502	-	2,435,753
Total	$27,287,602	$9,610	$(473,056)	$26,824,156

(1) Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of September 30, 2017 is less than one year. The weighted average contractual term to maturity of long-term marketable securities held by the Company is approximately 1.1 years as of September 30, 2017.

The fair value of marketable securities was classified into fair value measurement categories as of September 30, 2017 and December 31, 2016 as follows:

	September 30,	December 31,
	2017	2016
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	40,057,131	26,824,156
Significant unobservable inputs (Level 3)	-	-
Total	$40,057,131	$26,824,156

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of September 30, 2017 and December 31, 2016.

There were no transfers of marketable securities between Levels 1, 2 or 3 for the nine months ended September 30, 2017 and 2016.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2017.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$4,504,310	$(3,130)	$28,616,806	$(126,548)	$33,121,116	$(129,678)
Total	$4,504,310	$(3,130)	$28,616,806	$(126,548)	$33,121,116	$(129,678)

The Company has determined that the unrealized losses are deemed to be temporary as of September 30, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at September 30, 2017.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		September 30,	December 31,
	Useful life (Years)	2017	2016
Computer hardware and software	3	$86,228	$86,228
Lab equipment	3 to 5	282,101	253,735
Office equipment	3 to 5	1,109	1,109
Leasehold improvement	1	68,213	68,213
Construction in progress (1)	N/A	474,749	-
Total property, plant and equipment		912,400	409,285
Less: Accumulated depreciation and amortization		(319,274)	(194,598)
Property, plant and equipment, net		$593,126	$214,687

(1)	Construction in progress include the buildout and completion of the manufacturing facility for microbiome platform.

Depreciation expense for the three months ended September 30, 2017 and 2016 was approximately $42,000 and $18,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Depreciation expense for the nine months ended September 30, 2017 and 2016 was approximately $125,000 and $55,000, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2017	2016
Accrued expenses:
Salaries, bonuses and employee benefits	$3,588,019	$2,884,000
Accrued severance expenses	-	241,737
Research and development expenses	2,166,699	916,674
General and administrative expenses	597,794	710,412
Total accrued expenses	$6,352,512	$4,752,823

Note 6 - Stockholders’ Equity

Common Stock

For the nine months ended September 30, 2017, the Company issued an aggregate of 139,019 shares of common stock and received gross proceeds of approximately $1.0 million from the exercise of options.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Options

In July 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (the 2010 Plan). As of September 30, 2017, there were outstanding options to purchase an aggregate of 609,334 shares of common stock under the 2010 Plan. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan (the 2014 Plan). On June 2, 2016, at the 2016 Annual Meeting of Stockholders, the Company’s stockholders approved the amendment and restatement of the 2014 Plan (the Amended and Restated 2014 Plan). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000 (representing an increase of 1,600,000). As of September 30, 2017, there were outstanding options to purchase an aggregate of 3,506,157 shares of common stock and 495,305 shares available for grant under the Amended and Restated 2014 Plan. Additionally, 73,876 shares of common stock forfeited under the 2010 Plan are available for issuance under the Amended and Restated 2014 Plan.

On April 3, 2017, the Company’s Board of Directors adopted the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the Inducement Plan) pursuant to which the Company reserved 800,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM-5635-1. An “Award” is any right to receive Assembly common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, restricted stock unit awards, or any other stock award. As of September 30, 2017, there were outstanding options to purchase an aggregate of 147,950 shares of common stock and 652,050 shares available for grant under the Inducement Plan.

Pursuant to the terms of the merger of Assembly Pharmaceuticals, Inc. with a wholly-owned subsidiary of the Company in 2014, the options to purchase shares of Assembly Pharmaceuticals’ common stock issued and outstanding immediately prior to the merger were assumed by the Company and became exercisable for an aggregate of 621,651 shares of the Company’s common stock. As of September 30, 2017, assumed options to purchase an aggregate of 596,239 shares of common stock were outstanding.

A summary of the Company’s option activity and related information for the nine-month period ended September 30, 2017 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2016	4,457,251	$7.14	$23,258,604
Granted	645,750	22.77	7,844,114
Exercised	(142,911)	8.15	-
Forfeited	(100,410)	10.74	-
Outstanding as of September 30, 2017	4,859,680	$9.12	$125,399,870
Options vested and exercisable	3,273,721	$6.71	$92,348,773

The fair value of the options granted for the nine months ended September 30, 2017 and 2016, were based on the following assumptions:

Nine Months Ended September 30,
	2017	2016
Exercise price	$12.81 - $25.96	$5.84 - $8.14
Expected stock price volatility	83.3% - 87.0%	86.5% - 91.8%
Risk-free rate of interest	2.02% - 2.23%	1.36% - 1.94%
Term (years)	5.5 - 7.0	5.4 - 7.0

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Three Months Ended December 31, 2017	$2,345,132
Year Ended December 31, 2018	5,134,745
Year Ended December 31, 2019	1,507,901
Year Ended December 31, 2020	511,557
Year Ended December 31, 2021	27,595
Total	$9,526,930

Unamortized stock-based compensation expense amounted to approximately $9.5 million at September 30, 2017. The weighted average remaining amortization period is approximately 1.4 years at September 30, 2017. Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur as permitted by ASU 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

Stock-based compensation expense for the three and nine months ended September 30, 2017 and 2016 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Research and development	$1,557,298	$772,835	$3,735,494	$2,341,842
General and administrative	1,039,803	282,208	2,097,516	1,691,194
Total stock-based compensation expense	$2,597,101	$1,055,043	$5,833,010	$4,033,036

Warrants

There was no warrant activity for the nine months ended September 30, 2017. The weighted average remaining contractual life of outstanding warrants to purchase 16,909 shares of common stock at September 30, 2017 is approximately 2.7 years.

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

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. At the time of execution of the Collaboration Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA product development platform. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the U.S. and China, subject to certain conditions set forth in the Collaboration Agreement.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement for each of four indicators—the licenses and the research and development services—but that the license does not have stand-alone value as Allergan cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. The deferred revenue will be amortized over a 10-year service period. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. Given the early stage of development, the Company has determined the relative selling price for each of the four indicators to be $12.5 million and expects the elements to deliver over similar times. For the three and nine months ended September 30, 2017, the Company recorded approximately $1.3 million and $3.2 million, respectively, in revenue related to the amortization of deferred revenue. Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. The reimbursable expenses incurred in connection with the Collaboration Agreement during the three and nine months ended September 30, 2017 were approximately $1.4 million and $2.5 million and recorded in collaboration revenue on the condensed consolidated statement of operations. In the condensed consolidated balance sheet, $1.4 million is recorded as accounts receivable from collaboration as of September 30, 2017.

Note 8 - Commitments and Contingencies

Real Property Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that was to expire December 31, 2017. The Company exercised its right to extend the term of the sublease until June 30, 2018. The Company will document the terms of the extension in the fourth quarter of 2017 and anticipates that the lease will be extended until December 31, 2018. The Company also conducted research activities for the HBV-cure program at laboratory space leased from Indiana University at Bloomington, Indiana until May 2017. The Company transferred the activities that it performed at Indiana University to its Carmel, Indiana and San Francisco, California locations. The Company also conducts research activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2018. The Company ceased leasing office and laboratory space from the University of Florida Research Foundation in Alachua, Florida in May 2017.

The total leasing expenses for the three months ended September 30, 2017 and 2016 were approximately $0.4 million and $0.3 million, respectively. The total leasing expenses for the nine months ended September 30, 2017 and 2016 were approximately $1.1 million and $1.1 million, respectively.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended September 30, 2017 and 2016 amounted to approximately $200,000 and $227,000, respectively. The equipment lease expense for the nine months ended September 30, 2017 and 2016 amounted to approximately $560,000 and $483,000, respectively. These equipment leases began to expire in 2017, with the final lease expiring in 2020. The sum of all future payments through termination is approximately $1.9 million.

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

Overview

We are a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered several novel Core protein Allosteric Modifiers (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, was observed to be active in primary human hepatocytes and exhibited antiviral potency against all HBV genotypes tested (A, B, C and D) as well as nucleoside resistant mutants. ABI-H0731has completed the Phase 1a portion of a Phase 1a/1b human clinical trial in New Zealand, and commenced the Phase 1b portion of the clinical trial in the second quarter of 2017 in New Zealand and other countries outside the United States. We expect topline interim data from the Phase 1b portion of the clinical trial in the first quarter of 2018 and full results in the first half of 2018. Assuming a successful Phase 1b monotherapy clinical trial, we expect to initiate a longer Phase 2a combination clinical trial in mid-2018 and have initial data in the second half of 2018. A larger Phase 2b combination clinical trial is anticipated for 2019. We have also successfully filed an Investigational New Drug application, or IND, and have initiated an additional Phase 1a pharmacokinetic, safety and tolerability study of ABI-H0731 in the United States.

Our clinical strategy encompasses initial testing of CpAMs as a monotherapy, as required by regulatory agencies, to demonstrate their intrinsic antiviral activity and safety in healthy volunteers and patients. Thereafter, subsequent clinical trials in patients are anticipated to be in combination with other classes of HBV therapies. In the Phase 1a dose ranging portion of our Phase 1a/1b clinical trial of ABI-H0731 in New Zealand, we assessed the safety, tolerability and pharmacokinetics of ABI-H0731 in 48 healthy volunteers. In this clinical trial, single ascending doses between 100-1,000 mg per day were evaluated in addition to 7-day repeat dosing with 800 mg once daily as well as 800 mg twice daily. ABI-H0731 was reported to be well tolerated at all doses. No serious adverse events, no clinically significant adverse events, no withdrawals due to adverse events nor clinically significant changes in vital signs or electrocardiography findings were observed. Treatment emergent laboratory abnormalities were transient, minor and/or deemed not clinically significant. Treatment-related adverse events deemed by the clinical investigator to be possibly or probably related to the study drug included headaches and rashes, which were reported to be mild and transient and only observed at the highest doses. Pharmacokinetic data from the Phase 1a portion of the trial exhibited dose-dependent increases in plasma exposure levels, low subject-to-subject variability and a half-life supporting the potential for once daily dosing. ABI-H0731 was observed to be well absorbed and associated with plasma concentrations that we believe will be sufficient to suppress viral replication and cccDNA generation.

The Phase 1b portion of the clinical trial commenced in the second quarter of 2017 at sites outside the United States. The Phase 1b trial is intended to assess the safety, tolerability and pharmacokinetics, as well as antiviral efficacy of ABI-H0731 in patients with chronic HBV infection. We expect to commence a separate Phase 2a combination clinical trial in mid-2018 in combination with other approved therapies that will treat patients for several months. This Phase 2a clinical trial will assess safety over a prolonged treatment period and monitor surrogate markers of cccDNA. We expect to commence a larger Phase 2b combination clinical trial in 2019 that is intended to be registrational in nature and monitor both surrogate markers of cccDNA and sustained off-therapy antiviral responses in various patient populations.

We recently announced the selection of our second product candidate from this program, ABI-H2158, which is currently undergoing IND enabling studies. ABI-H2158 is an internally discovered and developed drug product candidate. In preclinical studies, we observed increased potency of ABI-H2158 compared to ABI-H0731 while ABI-H2158 maintained a favorable pharmacokinetic profile. Pending the successful completion of IND-enabling studies, this product candidate is expected to begin a Phase 1a human clinical trial in the second half of 2018. We anticipate the selection of a third CpAM product candidate from this program by the end of 2017 or the first quarter of 2018.

Our Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patent pending delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. In September 2017, we elected not to initiate a Phase 1b clinical trial of our initial product candidate, ABI-M101, in patients with Clostridium difficile infections (CDI) who have relapsed after two or three standard antibiotic regimens. We will continue to assess development activities with respect to ABI-M101 over the next twelve months. The Microbiome program is prioritizing efforts on optimizing our lead product candidates ABI-M201 (Ulcerative Colitis) and ABI-M301 (Crohn’s Disease) in preparation for IND enabling studies. Using our microbiome platform, we are developing additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and CDI, which indications we will develop either internally or in collaboration with partners.

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

We evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates are detailed in our 2016 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2016 Annual Report, except for revenue recognition. Our critical accounting policy for revenue recognition is detailed in Note 2.

Results of Operations

Comparison of the Three Months Ended September 30, 2017 and 2016

Revenue

For the three months ended September 30, 2017, collaboration revenue was approximately $2.7 million, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. There was no revenue during the same period in 2016.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $9.4 million for the three months ended September 30, 2017, an increase of approximately $1.3 million from approximately $8.1 million for the same period in 2016. The increase was primarily due to an increase of approximately $1.2 million in research expenses for our Microbiome program and an increase of approximately $0.3 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $1.6 million for the three months ended September 30, 2017, an increase of approximately $0.8 million from approximately $0.8 million for the same period in 2016.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $3.1 million for the three months ended September 30, 2017, an increase of approximately $0.5 million from approximately $2.6 million for the same period in 2016. The increase was primarily due to an increase of approximately $0.7 million in salary expenses and $0.1 million in professional expenses, and offset by decrease of $0.4 million in legal expenses.

Stock-based compensation expense was approximately $1.0 million for the three months ended September 30, 2017, an increase of approximately $0.7 million from approximately $0.3 million for the same period in 2016.

Comparison of the Nine Months Ended September 30, 2017 and 2016

Revenue

For the nine months ended September 30, 2017, collaboration revenue was approximately $5.7 million, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. There was no revenue during the same period in 2016.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $29.9 million for the nine months ended September 30, 2017, an increase of approximately $7.8 million from approximately $22.1 million for the same period in 2016. The increase was primarily due to an increase of approximately $5.1 million in research expenses for our Microbiome program and an increase of approximately $2.7 million in research expenses for our HBV-cure program. The increase in research and development expense for the HBV-cure program and Microbiome program was due to increased expenses incurred under agreements with third parties, including contract research organizations (CRO) that conduct research, pre-clinical activities and clinical trials on our behalf as well as contract manufacturing organizations that manufacture drug and biological products or biologics for use in our pre-clinical and clinical trials.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect that our research and development expense will continue to increase in the foreseeable future as we advance the clinical development of ABI-H0731, ABI-H2158 and our Microbiome program therapeutics.

Stock-based compensation expense was approximately $3.7 million for the nine months ended September 30, 2017, an increase of approximately $1.4 million from approximately $2.3 million for the same period in 2016.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $9.9 million for the nine months ended September 30, 2017, an increase of approximately $2.7 million from the $7.2 million expense for the same period in 2016. The increase was primarily due to an increase of $1.6 million in salary expenses, $0.8 million in professional expenses and $0.3 million in legal expenses.

Stock-based compensation expense was approximately $2.1 million for the nine months ended September 30, 2017, an increase of approximately $0.4 million from approximately $1.7 million for the same period in 2016.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2017 principally through equity financing, raising an aggregate of approximately $192.5 million in net proceeds, and a strategic partnership raising an aggregate of $50 million in upfront payments.

Cash Flows for the Nine Months Ended September 30, 2017 and 2016

Net Cash from Operating Activities

Net cash provided by operating activities was approximately $11.6 million for the nine months ended September 30, 2017 and funded our research and development program build out and general and administrative expenses. It was primarily driven by $46.8 million of deferred revenue related to the Collaboration Agreement, $5.8 million of non-cash stock-based compensation expense and $0.6 million of realized loss from marketable securities, and offset by a $39.8 million of net loss, a $1.8 million of changing in operating assets and liabilities, excluding deferred revenue, and a $0.1 million of deferred income tax benefit.

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

Net Cash from Investing Activities

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2017 was $14.0 million and primarily due to a purchase of $40.0 million marketable securities and $0.5 million of fixed assets and construction in progress, and offset by $26.6 million of redemptions of marketable securities.

Net cash provided by investing activities from continuing operations for the nine months ended September 30, 2016 was approximately $20.5 million primarily due to a purchase of $8.0 million of marketable securities and offset by the redemption of $28.5 million of marketable securities during the year.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2017 was $1.0 million, resulting from the exercise of stock options to purchase 142,911 shares of common stock (139,019 shares of common stock on a net exercise basis).

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

Based upon our cash position as of September 30, 2017, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the initiation, scope, progress, timing, results and costs of our ongoing discovery, nonclinical development, laboratory testing and clinical trials of our product candidates and any additional clinical trials we may conduct in the future;
•	the extent to which we further acquire or in-license other medicines and technologies;
•	the number and characteristics of product candidates that we pursue in preclinical and clinical development;
•	our ability to manufacture, and to contract with third parties to manufacture, adequate supplies of our product candidates for our clinical trials and any eventual commercialization;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish and maintain collaborations on favorable terms, if at all.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act), which is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have no approved products on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome product candidates. Unless and until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing, collaborations or other strategic arrangements. If we are unable to develop and commercialize any product candidates from our HBV-cure and Microbiome programs, we will be unable to generate revenues or build a sustainable or profitable business.

In addition, all of our product candidates are in an early stage of development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies or Phase 1a clinical data. We cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV-cure program and our Microbiome program. We cannot be certain that we or our collaborators will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

We and our collaborators are not permitted to market or promote any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a Biologics License Application, or BLA, or New Drug Application, or NDA, to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the foreseeable future.

All of our product candidates are currently in early clinical development or in varying stages of nonclinical development. It may be years before the larger, pivotal trials necessary to support regulatory approval of our product candidates are initiated, if ever. The clinical trials of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the U.S. and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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

Top-line or interim data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available efficacy and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate fully and carefully all data.  As a result, the top-line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.  Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data we previously published. As a result, top-line and interim data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or drug and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

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

The failure of nonclinical studies and clinical trials to demonstrate safety and effectiveness for the desired indications could harm the development of that product candidate and other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our nonclinical studies or clinical trials would delay the filing of our NDAs or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operation.

Any product candidates that we may discover and develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials. Such results could also cause us to, or regulatory authorities to require us to, cease further development of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims, and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations. In the Phase 1a portion of the trial recently completed in New Zealand, the most common treatment-emergent adverse events that we observed were headaches and rashes, which were among the only adverse events deemed by clinical investigators to be probably or possibly related to the study drug.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product and require us to take them off the market;
•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
•	regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a REMS plan to ensure that the benefits of the product outweigh its risks;
•	we may be required to change the way a product is administered, conduct additional clinical trials or change the labeling of a product;
•	we may be subject to limitations on how we may promote the product;
•	sales of the product may decrease significantly;
•	we may be subject to litigation or product liability claims; and
•	our reputation may suffer.

Any of these events could prevent us or any collaborators from achieving or maintaining market acceptance of our product candidates or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates.

We have a limited operating history and a history of operating losses, and expect to incur significant additional operating losses.

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of September 30, 2017, the combined company had an accumulated deficit of approximately $248.0 million, and net losses of approximately $39.8 million and $32.7 million for the nine months ended September 30, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731, our first HBV-cure candidate, through clinical development and conduct nonclinical studies of ABI-H2158, our second HBV-cure product candidate;

•	continue to undertake research and development to identify potential additional product candidates in both our HBV-cure and Microbiome programs;

•	seek regulatory approvals for our product candidates; and

•	pursue our intellectual property strategy.

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

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of research, nonclinical studies and clinical trials for our product candidates;

•	obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;

•	maintaining patent protection for our products, methods, processes and technologies;

•	establishing manufacturing, sales, and marketing arrangements with third parties for any approved products; and

•	raising sufficient funds to finance our activities, if and when needed.

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

Our failure to commercialize successfully our product candidates would negatively impact the value of our company and could impair our ability to raise capital, expand our business, diversify our research and development pipeline, market our product candidates, if approved, or continue our operations.

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

There are substantial risks inherent in attempting to commercialize new drugs and biologics, and, as a result, we may not be able to develop successfully products for commercial use.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core protein Allosteric Modifiers (CpAMS). The development of our CpAM technology is in early stages, and the commercial feasibility and acceptance of our CpAMs technology is unknown. More specifically, the theory that treatment with CpAMs may result in accelerated loss of covalently closed circular DNA (cccDNA) compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of active cccDNA (serum viral antigen levels in HBV patients) will be meaningfully altered in patients on treatment with CpAMS. Additionally, even if CpAM technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

Similarly, our Microbiome program is designed to treat disorders associated with the microbiome. To our knowledge, no companies have received regulatory approval for, or manufactured on a commercial scale, a microbiome-based therapeutics. The technology for our microbiome therapy is in nonclinical development and our GEMICEL® dual-targeted release drug formulation is novel and has not yet shown to deliver successfully live bacteria in patients. The ability to deliver effectively and reliably bacteria to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to develop successfully commercial products, we will be unable to generate revenue or build a sustainable or profitable business. As a result, our Microbiome program is subject to risks associated with treatment programs lacking precedent.

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

Before we or any commercial partners obtain the approvals necessary to sell any of our product candidates, we must show through nonclinical studies and human testing in clinical trials that each potential product is safe and effective. The rates at which we complete our scientific studies and clinical trials depend on many factors, including, but not limited to, our ability to obtain adequate supplies of the products to be tested and patient enrollment. Patient enrollment is a function of many factors, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, and other potential drug candidates being studied. Delays in patient enrollment for our trials may result in increased costs and longer development times. In addition, we will need additional financing to develop our product candidates, which we might seek and receive from third-party commercial partners. Further, we currently do not have the infrastructure to manufacture, market and sell our product candidates. If we partner with one or more third-party entities, those commercial partners may demand and receive rights to control product development and commercialization. As a result, these commercial partners may conduct these programs and activities more slowly or in a different manner than expected. If any of these events were to occur, the development of any product candidate could be significantly delayed, more expensive or less lucrative to us than anticipated, any of which would have a significant adverse effect on our business.

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

Our license agreement with Indiana University Research and Technology Corporation (IURTC) from whom we have licensed ABI-H0731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to ABI-H0731 and certain other HBV therapies. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of September 30, 2017, no performance milestone payments have been made. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (Therabiome), from whom we have licensed our delivery platform of our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

We do not have sufficient facilities to conduct all of our anticipated nonclinical and clinical testing. As a result, we expect to contract with third parties to conduct most of our nonclinical and clinical testing required for regulatory approval for our product candidates. We will be reliant on the services of third parties to conduct studies on our behalf. If we are unable to retain or continue with third parties for these purposes on acceptable terms, we may be unable to develop successfully our product candidates. In addition, any failures by third parties to perform adequately their responsibilities may delay the submission of our product candidates for regulatory approval, which would impair our financial condition and business prospects.

Our reliance on these third parties for research and development activities also reduces our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical trials, good clinical practices, and our reliance on third parties does not relieve us of our regulatory responsibilities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. As a result, our results of operations and business prospects would be harmed, our costs could increase and our ability to generate revenues could be delayed.

We will need to either establish our own clinical and commercial manufacturing capabilities or rely on third parties to formulate and manufacture our product candidates, and we rely on third parties to manufacture products that we study in combination with our product candidates. Our use of third parties to manufacture these materials may increase the risk that we will not have sufficient quantities of our product candidates or other products, or necessary quantities of such materials on time or at an acceptable cost.

We currently do not have our own manufacturing facilities and rely on third-party manufacturers to supply the quantities of ABI-H0731 used in our clinical trials, the quantities of ABI-H2158 used in our nonclinical studies and drug substance and drug product for our Microbiome program. Although we intend to establish our own manufacturing capabilities for our microbiome drug substance and drug products, we currently lack the physical plant to formulate and manufacture our own product candidates for use in our planned nonclinical studies and clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

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

We are exposed to the following risks with respect to the manufacture of our product candidates:

•	If we are unable to establish our own manufacturing capabilities, we will need to identify manufacturers for commercial supply on acceptable terms, which we may not be able to do because the number of potential manufacturers is limited, and the FDA must approve any new or replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
•

We or any third-party manufacturers with whom we contract might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and, if approved, commercial needs in a timely manner.

•

Any third-party manufacturers with whom we contract might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical trials or to produce, store and distribute successfully our products.

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

If we or our collaborators cannot compete successfully for market share against other companies, we might not achieve sufficient product revenues and our business will suffer.

If our product candidates receive FDA approval, they will compete with a number of existing and future drugs and biologics developed, manufactured and marketed by others. Existing or future competing drugs might provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidates, or might offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we might not achieve sufficient product revenues and our business will suffer.

We might compete against fully integrated pharmaceutical or biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, ulcerative colitis (UC), inflammatory bowel disease (IBD), including Crohn’s disease, irritable bowel syndrome (IBS), c. difficile infections (CDI), nonalcoholic steatohepatitis disease (NASH) and immune-oncology is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, UC, IBD, IBS, CDI, NASH and immune-oncology or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

Our product candidates under development in our Microbiome program will be subject to regulation as biologics. These candidates, and any other future product candidates for which we or our collaborators intend to seek approval as biologic products, may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act, or Affordable Care Act, signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

We believe that if product candidates from our Microbiome program are approved as biological products under a BLA, they should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidates to be reference products for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If we or our collaborators are not able to develop collaborative marketing relationships with licensees or partners, or create effective internal sales, marketing, and distribution capability, we might be unable to market our products successfully.

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

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payers accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

•	the actual or perceived safety and efficacy of the products, and advantages over alternative treatments;
•	the pricing and cost-effectiveness of our products relative to competing products or therapies, including generic drugs or biosimilars, if available;

•	the labeling of any approved product;
•	the prevalence and severity of any side effects, including any limitations or warnings contained in a product's approved labeling;
•	the emergence, and timing of market introduction, of competitive products;
•	the effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and
•	the availability of third-party insurance coverage or governmental reimbursement.

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

We are highly dependent on the services of our executive officers and senior management team. Our employment agreements with our executive officers and senior management team members do not ensure their retention.

Furthermore, our future success also depends, in part, on our ability to identify, hire, and retain additional management team members as our operations grow and our ability to replace our management team members in the event any leave us for any reason. We expect to experience intense competition for qualified personnel and might be unable to attract and retain the personnel necessary for the development of our business. Finally, we do not currently maintain, nor do we intend to obtain in the future, “key man” life insurance that would compensate us in the event of the death or disability of any of the members of our management team.

The failure by us to retain, attract and motivate executives and other key employees could have a material adverse impact on our business, financial condition and results of operations.

If we are unable to hire additional qualified personnel, our ability to grow our business might be harmed.

As of September 30, 2017, we had 80 employees, 10 temporary contractors and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

Our ability to develop successfully our business through acquisitions would depend on our ability to identify, negotiate, complete and integrate suitable target businesses or technologies and obtain any necessary financing. These efforts could be expensive and time consuming and might disrupt our ongoing operations. If we are unable to integrate efficiently any acquired business, technology or product into our business, our business and financial condition might be adversely affected.

Risks Related to Our Regulatory and Legal Environment

We are and will be subject to extensive and costly government regulation and the failure to comply with these regulations may have a material adverse effect on our operations and business.

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. Both before and after approval of any product, we and our collaborators, suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, clinical trials, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning or untitled letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; voluntary product recall; product seizure; interruption of manufacturing or clinical trials; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; exclusion from federal health care programs such as Medicare and Medicaid; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation.

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

Even if we or our collaborators are able to obtain regulatory approval for a particular product, the approval might limit the intended medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. Material changes to an approved product, such as, for example, manufacturing changes or revised labeling, might require further regulatory review and approval. Once obtained, any approvals might be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue.

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

The regulatory approval processes of the FDA, the EMA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we or our collaborators are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We, or any current or future collaborators, cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the U.S. and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a NDA, in the case of our HBV program, or a BLA, in the case of our product candidates in our Microbiome program, demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

Even if our product candidates are approved, we and our collaborators will be subject to extensive post-approval regulation, including ongoing obligations and continued regulatory review, which may result in significant additional expense. If approved, our product candidates could be subject to post-marketing restrictions or withdrawal from the market and we, or any collaborators, may be subject to substantial penalties if we, or they, fail to comply with regulatory requirements or if we, or they, experience unanticipated problems with our products following approval.

Once a product candidate is approved, numerous post-approval requirements apply. Among other things, we and our collaborators will be subject to requirements regarding testing, manufacturing, quality control, clinical trials, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. The holder of an approved NDA or BLA is subject to ongoing FDA oversight monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA or BLA. Application holders must submit new or supplemental applications and obtain FDA approval for changes to the approved product, product labeling, or manufacturing process, depending on the nature of the change. Application holders also must submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA also has the authority to require changes in the labeling of approved drug products and to require post-marketing studies. The FDA can also impose distribution and use restrictions under a REMS.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, an Executive Order was issued directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal year 2017, the agency shall identify at least two existing regulations to be repealed, unless prohibited by law. These requirements are referred to as the “two-for-one” provisions. This Executive Order includes a budget neutrality provision that requires the total incremental cost of all new regulations in the 2017 fiscal year, including repealed regulations, to be no greater than zero, except in limited circumstances. For fiscal years 2018 and beyond, the Executive Order requires agencies to identify regulations to offset any incremental cost of a new regulation. In guidance issued by the Office of Information and Regulatory Affairs within OMB on April 5, 2017, the administration indicates that the “two-for-one” provisions may apply not only to agency regulations, but also to significant agency guidance documents, and on September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

Even if we or our collaborators are able to commercialize any product candidates, those products may become subject to unfavorable pricing regulations, third-party coverage and reimbursement practices or healthcare reform initiatives, which would harm our business.

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

Our ability to commercialize any medicines successfully also will depend in part on the extent to which reimbursement for these medicines and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product candidate that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. If reimbursement is not available or is available only to limited levels, we may not be able to commercialize successfully any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved medicines, and coverage may be more limited than the purposes for which the medicine is approved by the FDA or similar regulatory authorities outside the U.S. Moreover, eligibility for reimbursement does not imply that any medicine will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new medicines, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the medicine and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost medicines and may be incorporated into existing payments for other services. Net prices for medicines may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of medicines from countries where they may be sold at lower prices than in the U.S. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to obtain promptly coverage and profitable payment rates from both government-funded and private payors for any approved product candidates that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize product candidates and our overall financial condition.

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

We and our collaborators may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, which could expose us or them to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•	the U.S. federal Food, Drug and Cosmetic Act, or FDCA, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, and the Public Health Service Act, or PHSA, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Our employees, independent contractors, consultants, collaborators and contract research organizations may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could result in significant liability for us and harm our reputation.

We are exposed to the risk of fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;
•	provide accurate information to the FDA or comparable foreign regulatory authorities;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	comply with the United States Foreign Corrupt Practices Act (the FCPA), the U.K. anti-bribery laws, the China anti-bribery laws and other anti-bribery laws;
•	report financial information or data accurately; or
•	disclose unauthorized activities to us.

Misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (the Code of Conduct), but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	compliance with the FCPA and other anti-corruption and anti-bribery laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes;
•	foreign currency fluctuations, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and
•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

Composition-of-matter patents relating to the active pharmaceutical ingredient (API) are generally considered to be the strongest form of intellectual property protection for pharmaceutical products. Such patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s), and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the U.S. and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the U.S., the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The U.S. moved to a “first to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the USPTO is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in any variety of proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, invalidate, and/or find our patent rights unenforceable, allowing third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others. In addition to ongoing changes with the AIA and USPTO regulations, recent decisions of the Supreme Court of the United States, and the possibility of statutory change to patent subject matter eligibility law advocated by such groups as the Intellectual Property Owners Association and the American Intellectual Property Law Association, provide additional uncertainty.

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

We are developing an extensive worldwide patent portfolio. The cost of maintaining our patent protection is high and maintaining our patent protection requires continuous review and compliance in order to maintain worldwide patent protection. We may not be able to maintain effectively our intellectual property position throughout the major markets of the world.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to enforce effectively our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through September 30, 2017, the closing price of our common stock has fluctuated between $4.54 and $34.92. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

We may be subject to securities litigation, which is expensive and could divert management attention.

The market price of our common stock may be volatile, and in the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could seriously harm our business.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

At September 30, 2017, our executive officers, directors and one of our founders beneficially owned approximately 16.7% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 59.3% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations  .

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

Several provisions of the Delaware General Corporation Law and our charter documents could discourage, delay or prevent a merger or acquisition, which could adversely affect the market price of our securities.

Several provisions of the Delaware General Corporation Law and our charter documents could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our securities could be reduced as a result. These provisions may include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholders approval;
•	prohibiting us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;
•	prohibiting cumulative voting in the election of directors;
•	prohibiting shareholder action by written consent;
•	limiting the persons who may call special meetings of stockholders; and
•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, one financial analyst publishes reports about us and our business. We do not control this analyst or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If the analyst who covers us downgrades our stock, our stock price would likely decline rapidly. If this analyst ceases coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On October 12, 2017, the Company reported that Miguel S. Barbosa, Ph.D., Chief Scientific Officer, Head of Microbiome Program, will step down from all of his positions at the Company effective as of the close of business on October 31, 2017. On October 27, 2017, the Compensation Committee of the Board of the Directors, approved (i) the terms and conditions of a Consulting Agreement, which was executed on October 30, 2017 and is effective as of November 1, 2017 (the “Consulting Agreement”) under which Dr. Barbosa will provide consulting services to the Company as a strategic advisor until March 31, 2018, and thereafter on a month to month basis, unless earlier terminated by either party. As a consultant to the Company, Dr. Barbosa will receive a fee of $6,000 per month (pro-rated for any partial month) and (ii) an amendment to Dr. Barbosa’s stock option grant dated September 26, 2016 (the “Option Amendment”), effective as of November 1, 2017, which (a) reduces the total number of shares underlying the stock option from 190,000 to 62,500, with the remaining 15,000 shares of common stock that are unvested as of the date of the Option Amendment vesting in equal increments of 5,000 shares on each of September 26, 2018, September 26, 2019 and September 26, 2020, provided that Dr. Barbosa is providing services under the Consulting Agreement as of such vesting date and neither party has terminated the Consulting Agreement and (ii) eliminates provisions relating to acceleration of vesting and the extension of the exercise term in connection with a termination of employment. The Consulting Agreement and Option Amendment were executed by the Company and Dr. Barbosa on October 30, 2017. While performing services under the Consulting Agreement, Dr. Barbosa will be deemed to be in “continuous service” such that he will have 90 days following the conclusion of his consulting period to exercise any of his vested options. Except for the foregoing, all other rights and obligations with respect to Dr. Barbosa’s equity will be as set forth in the applicable stock option agreement, grant notice and plan documents.

The descriptions of the Consulting Agreement and Option Amendment contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the Consulting Agreement and Option Amendment, which will be filed as exhibits to the Company’s Annual Report on Form 10-K for the period ended December 31, 2017.

Item 6.	Exhibits

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1	Form of Restricted Stock Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: November 1, 2017	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 1, 2017	By:	/s/ David J. Barrett
David J. Barrett
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

