Form 10-K
period 2017-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2018-03-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☒    No   ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes    ☐   No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2017, was approximately $324.9  million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2017.  For purposes of making this calculation only, the registrant has defined affiliates as including only (i) directors, (ii) executive officers, and (iii) certain shareholders that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2017. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 5, 2018, there were 20,251,312 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2018, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2017.

ASSEMBLY BIOSCIENCES, INC.

References to Assembly Biosciences, Inc.

Throughout this Annual Report on Form 10-K, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” refers to the board of directors of Assembly Biosciences, Inc.

Forward Looking Information

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Such forward-looking statements involve substantial risks and uncertainties. All statements, other than statements of historical facts, contained in this Annual Report on Form 10-K, including statements regarding our strategy, future operations, future financial position, future revenues, projected costs, prospects, plans and objectives of management, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “target,” “potential,” “will,” “would,” “could,” “should,” “continue” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words.

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of nonclinical studies and clinical trials, and our research and development programs;
•	the clinical and therapeutic potential of our product candidates;
•	our unproven approach to therapeutic intervention;
•	the potential benefits of our existing collaborations and our ability to establish and maintain collaborations, including with Allergan Pharmaceuticals International Limited;
•	our ability to obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the rate and degree of market acceptance for our product candidates, if approved, and their clinical utility;
•	our plans to develop and commercialize our product candidates;
•	our ability to retain and recruit key personnel;
•	our ability to manage growth;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered multiple novel Core protein Allosteric Modifiers (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

Our Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patent pending delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using our microbiome platform, we are developing product candidates for various disease indications, including ulcerative colitis, Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and Clostridium difficile infections (CDI), which we intend to develop either internally or in collaboration with partners.

Business Strategy

We are currently focused on enhancing the health and well-being of patients with hard-to-treat infectious diseases, such as chronic HBV and illnesses associated with a dysbiotic microbiome. This commitment drives our efforts to forge a new and differentiated path to treating these conditions, inspired by the needs of millions of affected patients. We are pursuing a portfolio of novel CpAMs with potential to substantially increase the cure rates of treated HBV patients and a novel class of oral synthetic live biotherapeutics designed to correct or repair a dysbiotic microbiome. Both of these conditions include substantial numbers of patients for whom current therapies may successfully suppress disease, but offer only low rates of cure. We intend to progress our HBV-cure and Microbiome programs using a variety of strategic arrangements, which may include collaborations, licenses, partnerships and other types of business arrangements. In January 2017, we entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, we received from Allergan an upfront payment of $50 million. Additionally, we are eligible to receive up to approximately $630 million in development milestone payments and up to approximately $2.15 billion in commercial milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

HBV-Cure Program

The goal of our HBV-cure program is to substantially increase clinical cure rates for those chronically infected with HBV, a pathogen that has infected over 250 million people worldwide and is associated with 887,000 deaths in 2015, according to the World Health Organization (WHO). Our HBV-cure research team is working on discovering and developing multiple CpAMs with the potential to inhibit the functional activities of the HBV core protein (HBc), at multiple points in the viral lifecycle.

HBc is involved in several steps of the HBV lifecycle and is essential for HBV’s continued regeneration and prolonged survival. Modulation of HBc with our CpAMs has demonstrated preclinical proof of principle. In multiple cell-based models, CpAMs have been observed to selectively reduce viral load, which is the amount of infectious viral particles released from infected cells, and block the generation of closed circular covalent DNA (cccDNA), a special DNA moiety that resides in the cell nucleus of HBV-infected cells and is associated with viral persistence and chronic infection. The goal is to eradicate the infection with an orally-administered regimen. We believe that we are well positioned to execute on this strategy, with a scientific team that is highly experienced working on treatments for HBV.

Background

HBV is a chronic infectious disease of the liver. It is a leading global cause of chronic liver disease and liver transplants. The WHO estimates that over 250 million people worldwide are infected with HBV. According to the WHO, 887,000 people died in 2015 as a result of HBV, mostly from complications, including cirrhosis and hepatocellular carcinoma. The Centers for Disease Control and Prevention (CDC) estimates that between 850,000 and 2.2 million people in the United States have been infected with HBV, and the WHO has reported that an estimated 90 million people in China have chronic HBV. HBV is a global epidemic infecting more people than hepatitis C virus and HIV infections combined. A relatively small proportion of HBV patients currently receive treatment—according to the WHO, in 2015, of the over 250 million people living with HBV infection, the global treatment coverage only covered approximately 1.7 million. Further, less than 10% of treated patients exhibit a clinical cure, defined as loss of the viral surface antigen (HBsAg) with sustained response off therapy. Despite the low rates of treatment and clinical cure, the current worldwide market for HBV therapies is estimated to be $3.2 billion. If new therapies can improve cure rates, we believe the market could grow substantially due to an increase in the number of HBV patients expected to seek the new therapies.

Current Treatments

Current therapeutic options for HBV include:

•	Direct Acting Antiviral medications (Nucelos(t)ide analogs). Several antiviral medications—including lamivudine (Epivir®), adefovir (Hepsera®), telbivudine (Tyzeka®), tenofovir disoproxil fumarate and entecavir (Baraclude®)—effectively reduce circulating virus levels by inhibiting reverse transcription. Chronic therapy with these agents can result in reduced liver inflammation and fibrosis. Unfortunately, these are rarely curative, even after years of therapy, and viral replication resumes when therapy is stopped.

•	Pegylated Interferon alfa (PegIFN-). This synthetic version of a substance produced by the body to fight infection is used mainly for people infected with HBV who do not want to undergo long-term treatment (e.g., patients who might want to become pregnant within a few years). It is administered by injection. Cure rates are relatively low and side effects may be severe, including flu-like symptoms and depression.

Our HBV Focus: Leveraging HBV Core Protein to Achieve a Clinical Cure using Core Protein Allosteric Modifiers (CpAMs)

HBV is a DNA-virus that establishes a reservoir of cccDNA in the nucleus of infected cells that sustains infection in the liver. No current oral therapies target cccDNA activity directly, and thus molecules that can modulate cccDNA are highly sought in the HBV field. A key focus of our HBV-cure effort is targeting the HBc, a highly conserved viral structural protein that has no human homologue and is involved in numerous aspects of the HBV lifecycle, including the generation of the viral cccDNA. We have discovered multiple novel series of CpAMs, which are small molecules that directly target and allosterically modulate HBc functions. Our HBV pipeline therefore offers the potential for both first in class and best in class opportunities for developing agents that target critical steps involved in the cccDNA viral lifecycle. We believe that our approach of targeting viral cccDNA generation through inhibition of HBc functionality provides a promising foundation for substantially improving clinical cure rates for HBV.

A well accepted benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocyte cells and patients. On this basis, our CpAMs have shown preclinical proof of principle. In a variety of cell culture models, CpAMs have demonstrated the ability to reduce production of viral HBV DNA levels and known surrogate markers for cccDNA—HBV E antigen (HBeAg), HBV S antigen (HBsAg) and pre-genomic RNA (pgRNA). Sustained decreases in levels of HBsAg is considered a strong predictor of functional cure in patients and is a key biomarker for clinical development.

Our clinical strategy encompasses testing CpAMs as a monotherapy, as required by regulatory agencies, to demonstrate their antiviral activity. Thereafter, all subsequent clinical trials in patients are anticipated to be in combination with other classes of HBV therapies. The lead product candidate from this program, ABI-H0731, was observed to be active in primary human hepatocytes and exhibited antiviral potency against all HBV genotypes tested (A, B, C and D) as well as nucleoside resistant mutants. ABI-H0731 has completed the Phase 1a portion of a Phase 1a/1b human clinical trial in New Zealand, and commenced the Phase 1b portion of the clinical trial in the second quarter of 2017 in New Zealand and other countries outside the United States. We expect to release topline interim data from the Phase 1b portion of the clinical trial and full results in the first half of 2018. Assuming a successful Phase 1b monotherapy clinical trial, we expect to initiate longer Phase 2 combination clinical trials in mid-2018 and potentially have initial data in the second half of 2018. Larger Phase 2b combination clinical trials are anticipated for 2019. We have also filed an Investigational New Drug (IND) application and have initiated an additional Phase 1a pharmacokinetic, safety and tolerability study of ABI-H0731 in the United States.

In the Phase 1a dose ranging portion of our Phase 1a/1b clinical trial of ABI-H0731 in New Zealand, we assessed the safety, tolerability and pharmacokinetics of ABI-H0731 in 48 healthy volunteers. In this clinical trial, single ascending doses of 100-1,000 mg per day were evaluated in addition to 7-day repeat dosing with 800 mg once daily as well as 800 mg twice daily dosing. ABI-H0731 was reported to be well tolerated at all doses. No serious adverse events, no clinically significant adverse events, no withdrawals due to adverse events nor clinically significant changes in vital signs or electrocardiography findings were observed. Treatment emergent laboratory abnormalities were transient, minor and/or deemed not clinically significant. Treatment-related adverse events deemed by the clinical investigator to be possibly or probably related to the study drug included headaches and rashes, which were reported to be mild and transient and only observed at the highest doses. Pharmacokinetic data from the Phase 1a portion of the trial exhibited dose-dependent increases in plasma exposure levels, low subject-to-subject variability and a half-life supporting the potential for once daily dosing. ABI-H0731 was observed to be well absorbed and associated with plasma concentrations that we believe will be sufficient to suppress viral replication and cccDNA generation.

The Phase 1b portion of the clinical trial commenced in the second quarter of 2017 at sites outside the United States. The Phase 1b trial is intended to assess the safety, tolerability and pharmacokinetics, as well as antiviral efficacy of ABI-H0731 in patients with chronic HBV infection. We expect to commence a separate Phase 2 combination clinical trial in mid-2018 in combination with other approved therapies that will treat patients for several months. This Phase 2 clinical trial will assess safety over a prolonged treatment period and monitor surrogate markers of cccDNA. We expect to commence a larger Phase 2b combination clinical trial in 2019 that is intended to be registrational in nature and monitor both surrogate biomarkers of cccDNA and sustained off-therapy antiviral responses in various patient populations.

Our CpAM program provides opportunities to create a pipeline of antiviral drugs derived from diverse chemical scaffolds. In the fourth quarter of 2017, we announced the selection of our second product candidate from this program, ABI-H2158, which is currently undergoing IND-enabling studies. ABI-H2158 is an internally discovered and developed product candidate. In nonclinical studies, we observed enhanced potency of ABI-H2158 compared to ABI-H0731 while ABI-H2158 maintained a favorable pharmacokinetic profile. Pending the successful completion of IND-enabling studies, this product candidate is expected to begin a Phase 1a human clinical trial in the second half of 2018. We anticipate the selection of a third CpAM product candidate from this program by the end of the first half of 2018.

Our current intention is to focus our development and, if approved, commercialization efforts for our HBV-cure program in major markets throughout the world.

License Agreement and Intellectual Property

On September 3, 2013, we entered into an exclusive license agreement (the IURTC License Agreement) with Indiana University Research and Technology Corporation (IURTC) to acquire the rights to develop and commercialize products associated with multiple patents and patent applications covering aspects of our HBV program held by IURTC. The licensed intellectual property includes platform patent applications covering aspects of HBc, our novel mechanisms of action, formulation, methods of treatment and the novel drug development assays our team is creating. As part of this agreement, we are obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of December 31, 2017, no performance milestone payments have been made. We anticipate that the first performance milestone payment will be made to IURTC in 2018. Under the IURTC License Agreement, we are also obligated to pay IURTC royalty payments based on net sales of the licensed technology ranging from 0.5% to 1.75%.

In addition, the IURTC License Agreement requires an annual diligence maintenance fee as follows:

2014	$25,000
2015	$50,000
2016 through the year in which first commercial sale occurs	$75,000
Year following first commercial sale and all subsequent years	$100,000

Milestone payments received by IURTC are fully creditable against the diligence maintenance fee for the year in which they are received.

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

We have one pending U.S. patent application, and related worldwide patent applications, and one pending PCT patent application, directed to ABI-H0731, all of which are co-owned with Indiana University and licensed to us. We also have a pending provisional application directed to formulations of ABI-H0731 which is owned by us. In addition, we have two pending PCT applications, co-owned with Indiana University, and four provisional patent applications, owned by us, directed to compounds related to ABI-H0731. We have one provisional patent application owned by us directed to ABI-H2158, which was developed outside of the IURTC License Agreement.

Microbiome Program Platform

Background

Our Microbiome program is based on the targeted delivery of novel microbiome-based therapies in a patent pending oral formulation, called GEMICEL ®, which applies our novel coating and encapsulation technology allowing for targeted delivery of complex agents to select regions of the gastrointestinal (GI) tract. Using this proprietary delivery platform, we aim to deliver selected combinations of monoculture strains of beneficial bacteria in novel “synthetic formats” to the GI tract. In September 2017, we elected not to initiate a Phase 1b clinical trial of our initial product candidate, ABI-M101, in patients with Clostridium difficile infections (CDI) who have relapsed after two or three standard antibiotic regimens. We will continue to assess development activities with respect to ABI-M101 over the next twelve months. The Microbiome program is prioritizing efforts on optimizing our lead product candidates, ABI-M201 (Ulcerative Colitis) and ABI-M301 (Crohn’s disease) in preparation for studies to support potential IND applications. Using our microbiome platform, we are exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and CDI, which indications we may pursue either internally or in collaboration with partners.

In recent years, there has been increasing scientific evidence suggesting the therapeutic potential of the human microbiome—the billions of microbes living in and on people—to impact health and disease. Our approach builds upon experience reported in the literature of successfully treating various disease indications with fecal material transplants (FMT) and seeks to provide a potentially curative therapy using a “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

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

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, we received from Allergan an upfront payment of $50 million. Additionally, we are eligible to receive up to approximately $630 million in development milestone payments and up to approximately $2.15 billion in commercial milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. We and Allergan have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅓, ⅔ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, we may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. We have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

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

Therabiome

On November 8, 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC (Therabiome) for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive release platform technology. Under the agreement, Therabiome granted us the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins, and small molecules by oral delivery using the licensed intellectual property in (i) gastrointestinal dysbiosis, including but not limited to C. difficile associated diseases, irritable bowel syndrome-constipation, irritable bowel syndrome-diarrhea, inflammatory bowel disease, metabolic syndrome, type 2 diabetes, obesity and hypertension, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property.  We will be solely responsible for all research and development activities with respect to any product we develop under the license.

For the license, we paid Therabiome an upfront non-refundable license fee of $300,000. In September 2014, we paid Therabiome $100,000 upon the occurrence of the first proof of principle for a bacteria strain. We will be required to pay an additional $100,000 upon the occurrence of the proof of principle for a virus. We must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform, for U.S. regulatory milestones, depending on whether the milestone occurs before the filing of the first new drug application (NDA) for a product or after the first, second or third NDA filings, as follows:

Regulatory and Clinical Milestones

Upon the filing of an IND with the FDA:	$100,000 - $130,000

First dose first patient - Phase I Clinical Trial	$250,000 - $325,000

First dose first patient - Phase II Clinical Trial	$500,000 - $650,000

First dose first patient - Phase III Clinical Trial	$750,000 - $975,000

Upon filing of an NDA or BLA with the FDA	$1,000,000 - $1,300,000

Upon marketing approval by the FDA	$3,000,000

Upon approval of a supplemental NDA (sNDA) for a new Indication, in the United States	$1,000,000

We also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region, and which depend on whether the milestone occurs before the filing of the first NDA filing or after the first, second or third NDA filings. These payments will be: one-third of the U.S. milestones paid upon a foreign equivalent of an IND and marketing approval for each product in the European Union or Japan; 10% of the U.S. milestones paid upon a foreign equivalent of an IND and marketing approval for each product in China; 10% of the U.S. milestone paid upon marketing approval for each product in India and Brazil; and 1% of the U.S. milestone paid upon marketing approval for each product in all other countries. We also must pay Therabiome royalties on annual net product sales in the low to mid-single digit percentages plus, once annual net sales exceed two specified thresholds, a one-time cash payment upon reaching each threshold. Pursuant to this agreement, we and Therabiome have agreed to indemnify one another against certain claims in connection with the agreement.

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

We have two pending U.S. patent application families and related foreign pending patent applications directed to the delivery mechanism licensed to us from Therabiome. We also own the GEMICEL® trademark covering the delivery mechanism we have licensed from Therabiome.

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

U.S. drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations, and biological products under both the FDCA and the Public Health Service Act (PHSA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice (GLP) regulations, as required;
•	submission to the FDA of an IND which must become effective before human clinical trials may begin;
•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical trials in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug or biological product for each indication;
•	submission to the FDA of a new drug application (NDA) or a biologics license application (BLA);
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and
•	FDA review and approval of the NDA or BLA.

Nonclinical Studies and IND

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical trials, among other things, to the FDA as part of an IND. Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. For some products,  the FDA may waive the need for certain nonclinical tests. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the trial on clinical hold. If an IND or clinical study is placed on clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. As a result, submission of an IND may not result in the FDA allowing clinical trials to commence.

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

Human clinical trials are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.

•	Phase 2: The drug or biological product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•	Phase 3: The drug or biological product is administered to an expanded patient population in adequate and well-controlled clinical trials to generate sufficient da ta to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

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

Marketing approval

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical trials, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $2.4 million and the sponsor of an approved NDA or BLA is also subject to an annual program fee currently set at approximately $304,000 for fiscal year 2018. These fees are typically adjusted annually.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Under these goals, the FDA has committed to review most original applications for non-priority products within ten months, and most original applications for priority review products, that is, drugs and biological products that the FDA determines represent a significant improvement over existing therapy, within six months. For NDAs for novel products and all BLAs, the ten and six-month time periods runs from the filing date; for all other original applications, the ten and six-month time periods run from the submission date. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. Despite these review goals, it is not uncommon for FDA review of an NDA or BLA to extend beyond the goal date. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

After the FDA’s evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA or BLA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical trials, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies (REMs), which can materially affect the potential market and profitability of the product or impose new labeling, testing or distribution and use requirements. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Breakthrough therapy designation

Under the provisions of the new Food and Drug Administration Safety and Innovation Act (FDASIA), enacted in 2012, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biological product that is intended, alone or in combination with one or more other drugs, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biological product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. Drugs and biological products designated as breakthrough therapies also may be eligible for priority review. The FDA must take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy. Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.

Qualified Infectious Disease Products

Under the provisions of FDASIA, a sponsor can request designation of a product candidate as a qualified infectious disease product (QIDP). A QIDP is an antibacterial or antifungal drug for human use intended to treat serious or life threatening infections, including those caused by (i) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens; or (ii) qualifying pathogens listed by the FDA. Examples include (a) resistant gram positive pathogens, including methicillin-resistant Staphylococcus aureus, vancomycin-resistant Staphylococcus aureus, and vancomycin-resistant enterococcus; (b) multi-drug resistant gram negative bacteria, including Acinetobacter, Klebsiella, Pseudomonas, and E. coli species; (c) multi-drug resistant tuberculosis; and (d) Clostridium difficile. A drug that receives QIDP designation is eligible under the statute for fast track designation and priority review and an additional five years of market exclusivity added to certain existing exclusivity periods. The FDA must determine if the product candidate qualifies as a QIDP within 60 calendar days after receipt of the sponsor’s request.

Orphan drugs

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biological products intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not shorten the duration of the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product and indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A drug or biological product will be considered clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same orphan disease or condition, or the same drug or biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA/BLA application user fee.

Pediatric information

Under the Pediatric Research Equity Act of 2003, as amended, an NDA, BLA or supplement to an NDA or BLA for drug or biological products with certain novel features (e.g., new active ingredient new indication) must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor of a new drug or biological product subject to the above pediatric testing requirements also is required to submit to the FDA a pediatric study plan generally 60 days after an end-of-Phase 2 meeting with the agency. Unless otherwise required by regulation, the pediatric data requirements do not apply to products with orphan drug designation.

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

The FDA’s Office of Combination Products (OCP) determines which center will have primary jurisdiction for the combination product based on the combination product’s “primary mode of action.” A mode of action is the means by which a product achieves an intended therapeutic effect or action. The primary mode of action is the mode of action that provides the most important therapeutic action of the combination product, or the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product.

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

Physician Drug Samples

As part of the sales and marketing process, pharmaceutical companies frequently provide samples of approved drugs to physicians. The Prescription Drug Marketing Act (PDMA) imposes requirements and limitations upon the provision of drug samples to physicians, as well as prohibits states from licensing distributors of prescription drugs unless the state licensing program meets certain federal guidelines that include minimum standards for storage, handling and record keeping. In addition, the PDMA sets forth civil and criminal penalties for violations.

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

Competition

The pharmaceutical and biotechnology industry is very competitive and the development and commercialization of new drugs and biologics is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. For our HBV-cure program, potential competitors include Johnson & Johnson, Roche, Merck & Co., GlaxoSmithKline PLC, Gilead Sciences Inc., Enanta Pharmaceuticals, Inc. and Arbutus Biopharma Corp., among others. Additionally, we may face competition from currently available treatments for HBV. For our Microbiome program, our competitors include Johnson & Johnson, Novartis International AG, Abbvie Inc., Takeda, Merck & Co., Bristol Myers Squibb Co., Pfizer Inc., Seres Therapeutics, Inc., Vedanta Biosciences, Inc., Finch Therapeutics, Inc., Enterome Bioscience S.A. and Second Genome, Inc. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We do not currently own or operate any manufacturing facilities. We currently rely on third parties for the manufacture of our product candidates for non-clinical and clinical testing. We currently have no plans to establish any manufacturing facilities for products for our HBV-cure program. In our Microbiome program, we have the capability of performing small scale manufacturing to supply quantities of our microbiome drug substance and drug product for use in our planned nonclinical studies and early phase clinical trials and will use such capability in conjunction with third-party manufacturers to meet the needs of our planned nonclinical studies and early phase clinical trials. As we advance our Microbiome programs through clinical development and potential commercialization, we expect to expand our own manufacturing capabilities for drug substance and drug product for our Microbiome program.

Financial Information

We have not derived any revenue from product sales to date as we currently have no products approved for sale.

Research and Development Expense

Our research and development expenses, excluding stock-based compensation expense, were approximately $38.8 million for fiscal year 2017, of which $23.2 million was expended on the HBV-cure program and $15.6 million was expended on our Microbiome program.

Our research and development expenses, excluding stock-based compensation expense, were approximately $30.1 million for fiscal year 2016, of which $20.0 million was expended on the HBV-cure program and $10.0 million was expended on our Microbiome program.

Our research and development expenses, excluding stock-based compensation expense, were approximately $15.1 million for fiscal year 2015, of which $10.8 million was expended on the HBV-cure program and $4.3 million was expended on our Microbiome program, offset by $6,621 credit due to termination of the VEN 307 study in 2014.

Employees

As of December 31, 2017, we had 79 employees, nine temporary contractors and various consultants and multiple research contract research organizations with whom we have contracted.

Corporate History

We were incorporated in Delaware in October 2005 under the name South Island Biosciences, Inc. (which was changed to Ventrus Biosciences, Inc. in April 2007). On July 11, 2014, we acquired Assembly Pharmaceuticals, Inc., a private company, through a merger with our wholly owned subsidiary (the Merger). In connection with the Merger, we changed our name from Ventrus Biosciences, Inc. to Assembly Biosciences, Inc.

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

Information about Segments and Geographic Areas

In accordance with The Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting, we have determined that we operate as one operating segment. Decisions regarding our overall operating performance and allocation of our resources are assessed on a consolidated basis. Our operations and assets are predominantly located in the United States.

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

Risks Related to Our Business

We have no approved products and currently are dependent on the future success of our HBV-cure and Microbiome programs.

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

In addition, all of our product candidates are currently in early clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies or Phase 1a clinical data. We cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates and therapeutic approaches is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful, and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV-cure program and our Microbiome program. We cannot be certain that we or our collaborators will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

We and our collaborators are not permitted to market or promote any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a BLA or NDA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the foreseeable future.

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

Nonclinical studies may not be representative of disease behavior in clinical trials. The outcomes of nonclinical testing and clinical trials are uncertain, and results of earlier nonclinical studies and clinical trials may not be predictive of future clinical trial results.

The results of nonclinical studies may not be representative of disease behavior in a clinical setting and thus may not be predictive of the outcomes of our clinical trials. In addition, the results of nonclinical studies and early clinical trials of product candidates may not be predictive of the results of later-stage clinical trials, and the results of any study or trial for any of our product candidates may not be as positive as the results for any prior studies or trials, if at all.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimations, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or biotherapeutic and our company in general. In addition, the information we may publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line or interim data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

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

The failure of nonclinical studies and clinical trials to demonstrate safety and effectiveness of a product candidate for the desired indications could harm the development of that product candidate or other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our nonclinical studies or clinical trials would delay the filing of our NDAs or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition, and results of operation.

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

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and, as of December 31, 2017 and December 31, 2016, the combined company had an accumulated deficit of approximately $251.0 million and $208.2 million, respectively, and net losses of approximately $42.8 million, $44.3 million and 28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731, our first HBV-cure candidate, through clinical development and conduct nonclinical studies and clinical trials of ABI-H2158, our second HBV-cure product candidate;

•	continue to undertake research and development to identify potential additional product candidates in both our HBV-cure and Microbiome programs;

•	seek regulatory approvals for our product candidates; and

•	pursue our intellectual property strategy.

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

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue and achieve profitability will depend on, among other things:

•	successful completion of research, nonclinical studies and clinical trials for our product candidates;

•	obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;

•	maintaining patent protection for our products, methods, processes and technologies;

•	establishing manufacturing, sales, and marketing arrangements internally and/or with third parties for any approved products; and

•	raising sufficient funds to finance our activities, if and when needed.

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

Scientific research and development requires significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs or biologics and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core protein Allosteric Modifiers (CpAMS). The development of our CpAM technology is in early stages, and the commercial feasibility and acceptance of our CpAMs technology is unknown. More specifically, the theory that treatment with CpAMs may result in the loss of covalently closed circular DNA (cccDNA) compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of active cccDNA (serum viral antigen levels in HBV patients) will be meaningfully altered in patients on treatment with CpAMS. Additionally, even if CpAM technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

Similarly, our Microbiome program is based on a novel therapeutic approach designed to treat disorders associated with the microbiome. To our knowledge, no companies have received regulatory approval for, or manufactured on a commercial scale, any microbiome-based therapeutics. The technology for our microbiome therapy is in nonclinical development and our GEMICEL® dual-targeted release capsule formulation is novel and has not yet shown to deliver successfully live bacteria in patients. The ability to deliver bacteria effectively and reliably to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to develop successfully commercial products, we will be unable to generate revenue or build a sustainable or profitable business.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV product candidates and our microbiome platform as well as initiate any development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV product candidates and our Microbiome program. There is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan when needed to or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to generate revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

On January 6, 2017, we entered into the Collaboration Agreementwith Allergan for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first proof of concept (POC) trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV-cure program and our Microbiome program.

Our license agreement with Indiana University Research and Technology Corporation (IURTC) from whom we have licensed ABI-H0731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to ABI-H0731 and certain other HBV therapies. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of December 31, 2017, no performance milestone payments have been made. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (Therabiome), from whom we have licensed our delivery platform of our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

We lack suitable facilities for certain nonclinical and clinical testing and expect to rely on third parties to conduct some of our research and nonclinical testing and our clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such research, testing or trials.

We do not have sufficient facilities to conduct all of our anticipated nonclinical and clinical testing. As a result, we expect to contract with third parties to conduct a significant portion of our nonclinical and clinical testing required for regulatory approval for our product candidates. We will be reliant on the services of third parties to conduct studies on our behalf. If we are unable to retain or continue with third parties for these purposes on acceptable terms, we may be unable to develop successfully our product candidates. In addition, any failures by third parties to perform adequately their responsibilities may delay the submission of our product candidates for regulatory approval, which would impair our financial condition and business prospects.

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

We currently do not have our own manufacturing facilities and rely on third-party manufacturers to supply the quantities of ABI-H0731 used in our clinical trials, the quantities of ABI-H2158 used in our nonclinical studies and drug substance and drug product for our Microbiome program. In the past, we have relied exclusively on third-party manufacturers to supply drug substance and drug product materials for our Microbiome program. We are currently transitioning some of the third-party manufacturing to a small scale  internal manufacturing facility to supply quantities of our microbiome drug substance and drug product for use in our planned nonclinical studies and early phase clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, ulcerative colitis (UC), inflammatory bowel disease (IBD), including Crohn’s disease, irritable bowel syndrome (IBS), nonalcoholic steatohepatitis disease (NASH), immuno-oncology and c. difficile infections (CDI) is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, UC, IBD, IBS, NASH, immuno-oncology and CDI or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

Our product candidates under development in our Microbiome program will be subject to regulation as biologics. These candidates, and any other future product candidates for which we or our collaborators intend to seek approval as biologic products, may face competition sooner than anticipated.

The Patient Protection and Affordable Care Act (ACA) signed into law on March 23, 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

As of December 31, 2017, we had 79 employees, nine temporary contractors  and various consultants and multiple contract research organizations with whom we have contracted. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

We, or any current or future collaborators, cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the FDA-equivalent regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA a NDA, in the case of our HBV program, or a BLA, in the case of our product candidates in our Microbiome program, demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

In foreign jurisdictions, we must receive approval from the appropriate regulatory authorities before we can commercialize any product candidates. The risks associated with foreign regulatory approval processes are similar to the risks associated with the FDA approval procedures described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.

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

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, an Executive Order was issued directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal years 2018 and beyond, the agencies must identify regulations to offset any incremental cost of a new regulation. On September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with these Executive Orders. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In the United States and in other countries, there have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the Patient Protection and Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act (the ACA).

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

Since its enactment, there have been many judicial, Presidential, and Congressional challenges to numerous aspects of the ACA. In 2012, the U.S. Supreme Court heard challenges to the constitutionality of the individual mandate and the viability of certain provisions of the Healthcare Reform Act. The Supreme Court’s decision upheld most of the Healthcare Reform Act and determined that requiring individuals to maintain “minimum essential” health insurance coverage or pay a penalty to the Internal Revenue Service was within Congress’s constitutional taxing authority. However, as a result of tax reform legislation passed in late December 2017, the individual mandate has been eliminated. The long ranging effects of the elimination of the individual mandate on the viability of the ACA are unknown at this time.

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•	the U.S. federal Food, Drug and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, and the Public Health Service Act (PHSA), which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

Misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of product materials, which could result in regulatory sanctions, delays in clinical trials, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (the Code of Conduct), but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

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

We are establishing international operations and conducting clinical trials outside of the United States and a number of risks associated with international operations could materially and adversely affect our business.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, although our licensors have filed patent applications, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

The patent process also is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

•	Any patent rights, if obtained, might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;

•	Our competitors, many of which have substantially greater resources than we do and many of which might make significant investments in competing technologies, might seek, or might already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets;

•	As a matter of public policy regarding worldwide health concerns, there might be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful; and

•	Countries other than the United States might have patent laws that provide less protection than those governing U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

We have obtained rights to develop, market and sell some of our product candidates and technologies through intellectual property license agreements with third parties, including IURTC and Therabiome. These license agreements impose various diligence, milestone payment, royalty and other obligations on us. If we fail to comply with our obligations under our license agreements, we could lose some or all of our rights to develop, market and sell products covered by these licenses, and our ability to form collaborations or partnerships may be impaired. In addition, disputes may arise under our license agreements with third parties, which could prevent or impair our ability to maintain our current licensing arrangements on acceptable terms and to develop and commercialize the affected product candidates.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions and can be uncertain. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the United States and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The United States moved to a “first to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the USPTO is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in any variety of proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, invalidate, and/or find our patent rights unenforceable, allowing third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others. In addition to ongoing changes with the AIA and USPTO regulations, recent decisions of the Supreme Court of the United States, and the possibility of statutory change to patent subject matter eligibility law advocated by such groups as the Intellectual Property Owners Association and the American Intellectual Property Law Association, provide additional uncertainty.

In addition to the protection afforded by patents, we seek to rely on trade secret protection and confidentiality agreements to protect proprietary know-how, information, or technology that is not covered by our patents. Although our agreements require all of our employees to assign their inventions to us, and we require all of our employees, consultants, advisors and any third parties who have access to our trade secrets, proprietary know-how and other confidential information and technology to enter into appropriate confidentiality agreements, we cannot be certain that our trade secrets, proprietary know-how and other confidential information and technology will not be subject to unauthorized disclosure or that our competitors will not otherwise gain access to or independently develop substantially equivalent trade secrets, proprietary know-how and other information and technology. Furthermore, the laws of some foreign countries, in particular China, where we anticipate increasing our activity and commercializing our product candidates, do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. As a result, we may encounter significant problems in protecting and defending our intellectual property globally. If we are unable to prevent unauthorized disclosure of our intellectual property related to our product candidates and technology to third parties, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business and operations.

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

In addition, some of our collaboration partners are larger, more complex organizations than ours, and the risk of inadvertent disclosure of our proprietary information may be increased despite their internal procedures and contractual obligations in place with our collaboration partners. Despite our efforts to protect our trade secrets and other confidential information, a competitor’s discovery of such trade secrets and information could impair our competitive position and have an adverse impact on our business.

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

We have made, and will continue to make, certain strategic decisions in balancing costs and the potential protection afforded by the patent laws of certain countries. As a result, we may not be able to prevent third parties from practicing our inventions in all countries throughout the world, or from selling or importing products made using our inventions in and into the United States or other countries. Third parties may use our technologies in territories in which we have not obtained patent protection to develop their own products and, further, may infringe our patents in territories which provide inadequate enforcement mechanisms, even if we have patent protection. Such third-party products may compete with our product candidates, and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to enforce effectively our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business, and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted, and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	The prosecution of our pending patent applications may not result in granted patents.

•	Granted patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	Patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product.

•	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights, and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates.

The existence of counterfeit pharmaceutical products in pharmaceutical markets may damage our brand and reputation and have a material adverse effect on our business, operations and prospects.

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, counterfeit products could be used in nonclinical studies or clinical trials or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through December 31, 2017, the closing price of our common stock has fluctuated between $4.54 and $49.91. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At December 31, 2017, our executive officers and directors owned approximately 8.1% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 61.9% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2017, we had potentially utilizable gross Federal net operating loss carryforwards of approximately $153.2 million, State net operating loss carry-forwards of approximately $165.0 million and research and development credit carry forward of approximately $5.6 million, all of which expire between 2027 and 2037. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of post 2017 NOLs that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any NOL to prior taxable years, while allowing post 2017 unused NOLs to be carried forward indefinitely. There is a risk that due to changes under the Tax Act, regulatory changes or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, four financial analysts publish reports about us and our business. We do not control these analysts or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any analyst who covers us downgrades our stock, our stock price would likely decline rapidly. If one or more analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. We lease office and laboratory space in San Francisco, California under a sublease that expires on December 31, 2018 unless we request a six-month extension. The leased location in San Francisco, California supports both the HBV-cure and Microbiome programs. We transferred the activities that we performed at Indiana University to our Carmel, Indiana and San Francisco, California locations. Research activities for the Microbiome program are also being conducted at office and laboratory space in Groton, Connecticut under a lease that expires in March 2019. In May 2017, we ceased leasing office and laboratory space from Indiana University in Bloomington, Indiana and the University of Florida Research Foundation in Alachua, Florida.

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

	2017		2016
	High	Low	High	Low
First quarter	$28.18	$11.85	$7.50	$4.33
Second quarter	$28.24	$20.01	$6.67	$4.60
Third quarter	$35.13	$18.60	$8.30	$5.15
Fourth quarter	$52.37	$27.00	$14.50	$7.25

On February 22, 2018, the closing price for our common stock as reported on the NASDAQ Capital Market was $55.79 .

Holders of Record

As of February 22, 2018, there were 86 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividends

We have never declared or paid cash dividends on our common stock, and we currently do not plan to declare dividends on shares of our common stock in the foreseeable future. We expect to retain our future earnings, if any, for use in the operation and expansion of our business.

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

Set forth below is a graph comparing the total cumulative returns of our common stock, the NASDAQ Composite Index and the NASDAQ Biotechnology Index. The graph assumes $100 was invested in our common stock and each of the indices on December 31, 2012 and that all dividends, if any, are reinvested.

* $100 invested on December 31, 2012 in stock or index, including reinvestment of dividends.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Assembly Biosciences, Inc.	$100.00	$176.85	$72.78	$69.54	$112.50	$418.98
NASDAQ Composite	100.00	138.32	156.85	165.84	178.28	228.63
NASDAQ Biotechnology	100.00	165.54	221.53	247.10	194.19	235.12

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2017 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, RSUs and rights (a)	Weighted average exercise price of outstanding options, warrants, RSUs and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by our stockholders:
2014 Stock Incentive Plan (*)	3,336,246	$11.51	587,391
2010 Equity Incentive Plan	595,334	$7.77	-
Options assumed in Assembly Pharmaceuticals Merger	551,239	$2.22	-

Equity compensation plans not approved by our stockholders:
Consultant Warrants	15,296	$30.00	-
2017 Inducement Award Plan	189,000	26.57	611,000
Total	4,687,115		1,198,391

(*) 2014 Stock Incentive Plan shares available includes 73,876 shares of common stock forfeited under the 2010 Equity Incentive Plan on or after June 2, 2016.

Our shareholder approved equity compensation plans consist of the Amended and Restated 2014 Stock Incentive Plan (2014 Plan) and 2010 Equity Incentive Plan (2010 Plan). Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of (i) the 2017 Inducement Award Plan (the Inducement Plan) and (ii) warrants to purchase shares of our common stock issued to one consultant. On April 3, 2017, our board of directors adopted the Inducement Plan and reserved 800,000 shares of our common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1—that is, generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, or any other stock award.

Shelf Registration

On December 30, 2015, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016. Under this shelf registration process, we may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $150,000,000. The amount to be registered under the shelf registration consists of up to $150,000,000 of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the registration statement, as the case may be. On November 6, 2017, we closed an offering of an aggregate offering price of approximately $69.3 million of common stock. As a result, securities with an aggregate offering price of approximately $80.7 million remain available under this registration statement.

On December 29, 2017, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-222366, which became effective January 10, 2018. Under this shelf registration process, we may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $250,000,000. The amount to be registered under the shelf registration consists of up to $250,000,000 of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the registration statement, as the case may be. In connection with the filing of this registration statement, we entered into a sales agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million under this registration statement through “at the market offerings.” We have not issued any securities under this registration statement.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2017.

Item 6. Selected Financial Data

The following selected Balance Sheet data for the years ended December 31, 2017 and 2016 and the Statement of Operations data for the years ended December 31, 2017, 2016 and 2015 should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated results of operation data for the years ended December 31, 2014 and 2013 and the balance sheet data for the years ended December 31, 2015, 2014 and 2013 have been derived from audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	December 31,
	2017	2016	2015	2014	2013
(In thousands)
Balance Sheet Data:
Total assets	$169,303	$98,119	$133,744	$71,225	$27,132
Total stockholders’ equity	113,120	79,878	118,742	58,571	24,494

Statement of Operations Data:
Collaboration revenue	$9,019	$-	$-	$-	$-
Operating expenses	61,246	45,278	29,656	23,956	19,605
Loss from operations	(52,227)	(45,278)	(29,656)	(23,956)	(19,605)
Interest income	983	1,539	1,229	167	201
Realized loss from marketable securities	(615)	(1,140)	(27)	-	-
Loss before income taxes	(51,859)	(44,879)	(28,454)	(23,789)	(19,404)

Income tax benefit	9,050	617	-	-	-
Net loss	$(42,809)	$(44,262)	$(28,454)	$(23,789)	$(19,404)
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit	(258)	(482)	(849)	-	-
Reclassification adjustment of unrealized loss included in net loss, net of tax expense	466	703	27	-	-
Loss per Shares Data:
Basic and dilutive loss per share data	$(2.41)	$(2.57)	$(1.81)	$(3.40)	$(5.00)

The increase in total assets from approximately $27.1 million as of December 31, 2013 to approximately $71.2 million as of December 31, 2014 was primarily due to the merger with Assembly Pharmaceuticals, Inc. in July 2014 and a capital raise of $15.0 million in net proceeds on October 6, 2014. The increase in total assets from approximately $71.2 million as of December 31, 2014 to approximately $133.7 million as of December 31, 2015 was primarily due to a capital raise of approximately $81.0 million in net proceeds to us. We did not engage in any financing activities in 2016; accordingly, total assets as of December 31, 2016 declined to approximately $98.0 million. The increase in total assets from approximately $98.1 million as of December 31, 2016 to approximately $169.3 million as of December 31, 2017 was primarily due to a capital raise of $64.8 million in net proceeds in November 2017 and receipt from Allergan of an upfront payment of $50.0 million in February 2017. Since 2013, our operating expenses have increased primarily due to increases in research and development activities. See, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on results of operations and financing activities since 2014.

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

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered multiple novel Core protein Allosteric Modifiers (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, has completed the Phase 1a portion of a Phase 1a/1b human clinical trial in New Zealand, and commenced the Phase 1b portion of the clinical trial in the second quarter of 2017 in New Zealand and other countries outside the United States. We expect topline interim data from the Phase 1b portion of the clinical trial and full results in the first half of 2018. Assuming a successful Phase 1b monotherapy clinical trial, we expect to initiate a longer Phase 2 combination clinical trial in mid-2018 and have initial data in the second half of 2018. A larger Phase 2b combination clinical trial is anticipated for 2019. We have also successfully filed an Investigational New Drug application (IND) and have initiated an additional Phase 1a pharmacokinetic, safety and tolerability study of ABI-H0731 in the United States. In the fourth quarter of 2017, we announced the selection of our second product candidate from this program, ABI-H2158, which is currently undergoing IND enabling studies. ABI-H2158 is an internally discovered and developed drug product candidate.

Our Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patent pending delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The Microbiome program is prioritizing efforts on optimizing our lead product candidates, ABI-M201 (Ulcerative Colitis) and ABI-M301 (Crohn’s disease), in preparation for studies to support potential INDs. Using our microbiome platform, we are exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and Clostridium difficile infections (CDI), which indications we may pursue either internally or in collaboration with partners. In September 2017, we elected not to initiate a Phase 1b clinical trial of our initial product candidate, ABI-M101, in patients with Clostridium difficile infections (CDI) who have relapsed after two or three standard antibiotic regimens.

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

Since our inception, we have had no revenue from product sales, and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing initial manufacturing capabilities for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of December 31, 2017, we had an accumulated deficit of approximately $251.0 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Research and Development Expense

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, target validation, lead optimization and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with third parties, including contract research organizations (CROs) that conduct research and development, nonclinical and clinical activities on our behalf and the cost of consultants;
•	the cost of lab supplies and acquiring, developing, and manufacturing nonclinical study materials; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are performed.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, to each of our programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	Year Ended December 31,
	2017	2016	2015
HBV	$23,220,949	$20,024,898	$10,810,517
Microbiome	15,581,341	10,015,153	4,296,309
Diltiazem	-	-	(6,621)
Other	-	27,748	-
Stock- based compensation	5,422,731	3,025,178	3,257,732
Total	$44,225,021	$33,092,977	$18,357,937

Diltiazem was a prior product candidate that we are no longer developing. Since the Merger in July 2014, the HBV-cure and Microbiome programs are the sole focus of our company.

The successful discovery and development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate, or know the nature, timing and estimated costs, of the efforts that will be necessary to complete the remainder of their development. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	the timing, progress and success of our Phase 1 and Phase 2 clinical development of ABI-H0731 and our nonclinical and planned clinical development activities for ABI-H2158 and other product candidates we may identify in each of the HBV-cure and Microbiome programs;
•	establishing an appropriate safety profile with IND-enabling toxicology studies sufficient to advance additional product candidates into clinical development;

•	successful enrollment in, and completion of, clinical trials;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing internal commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the products following approval and wide use.

A change in the outcome of any of these variables or variables discussed in “Item 1A. Risk Factors” with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate.

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with exchange listing and SEC requirements, insurance, and investor relations costs.

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

Revenue Recognition

We recognize revenue from the sale of products and services to end customers and distributors under the provisions of FASB ASC 605, Revenue Recognition. Accordingly, revenue is recognized only when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, and collectability of the fixed or determinable sales price is reasonably assured.

We recognize revenue under the Collaboration Agreement based on the relevant accounting literature. Under this guidance, multiple elements or deliverables may include (i) grants of licenses, or options to obtain licenses, to intellectual property, (ii) research and development services, (iii) participation on joint research and/or joint development committees, and/or (iv) manufacturing or supply of services. The payments entities may receive under these arrangements typically include one or more of the following: non-refundable, upfront license fees; option exercise fees; funding of research and/or development efforts; amounts due upon the achievement of specified objectives; and/or royalties on future product sales.

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

The Collaboration Agreement provides for non-refundable milestone payments. We recognize revenue that is contingent upon the achievement of a substantive milestone in its entirety in the period in which the milestone is achieved. A milestone is considered substantive when the consideration payable to us for such milestone (i) is consistent with our performance necessary to achieve the milestone or the increase in value to the collaboration resulting from our performance, (ii) relates solely to our past performance and (iii) is reasonable relative to all of the other deliverables and payments within the arrangement. In making this assessment, we consider all facts and circumstances relevant to the arrangement, including factors such as the scientific, regulatory, commercial and other risks that must be overcome to achieve the milestone, the level of effort and investment required to achieve the milestone and whether any portion of the milestone consideration is related to future performance or deliverables.

The Collaboration Agreement provides Allergan with options to license additional intellectual property rights, or purchase additional research, development, or supply services. We concluded that these were "substantive options" under the multiple-element arrangement guidance, and accordingly, associated fees have not been considered in allocating contract consideration among deliverables with stand-alone value. If Allergan exercises one or more of these options, the associated revenue would be recognized using the method most appropriate for the particular deliverable.

We will periodically review the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. We will adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. We could accelerate revenue recognition in the event of early termination of programs or if our expectations change. Alternatively, we could decelerate revenue recognition if programs are extended or delayed. While such changes to our estimates have no impact on our reported cash flows, the amount of revenue recorded in future periods could be materially impacted.

We record revenues related to the reimbursement of costs incurred under the Collaboration Agreement where we act as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, we are reimbursed for associated out-of-pocket costs. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying statements of operations, while the actual expenses for which we are reimbursed are reflected as research and development costs. We have also accounted for the milestone payments under ASC 605 Revenue Recognition - Milestone Method.

Marketable Securities

We have designated marketable securities as of December 31, 2017 as available-for-sale securities and measure these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

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

Marketable securities are subject to a periodic impairment review. We may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. There were no marketable securities deemed to be impaired as of December 31, 2017 or 2016.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. Our intangible assets with an indefinite life are related to in-process research and development (IPR&D) programs acquired in the Merger, as we expect future research and development on these programs to provide us with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. We do not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

We review goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. We test goodwill and indefinite-lived intangible assets each year on October 1. We review the carrying value of goodwill utilizing a market value approach which was based upon the closing price of our stock price as of the beginning of the 4th quarter. As of October 1, 2017 and 2016, the fair value of our reporting unit was in excess of carrying value and goodwill was not deemed to be impaired.

On October 1, 2017, we elected to bypass the qualitative assessment and performed a quantitative impairment test. On October 1, 2016, we performed a qualitative assessment of IPR&D. We utilized a discounted probable future cash flow model to value acquired IPR&D. Significant assumptions used in the model include the period in which material net cash inflows are expected to commence, anticipated material changes from historical pricing, margins and expense levels and an appropriate risk adjusted discount rate applied to the estimated cash flows. As of October 1, 2017 and 2016, IPR&D was not deemed to be impaired.

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

Impairment of Long-lived Assets

We monitor the carrying value of long-lived assets for potential impairment and test the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, we perform a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, we will determine whether impairment has occurred for the group of assets for which we can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, we measure any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the years ended December 31, 2017 and 2016.

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

Stock-Based Compensation

We apply the fair value recognition provisions of FASB ASC Topic 718, Compensation-Stock Compensation (ASC 718) to account for stock-based compensation. We record stock-based compensation on stock options and performance restricted stock units issued to employees and directors based on the estimated fair value on the date of grant and recognize compensation cost over the requisite service period for awards expected to vest.

The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (“Black-Scholes Model”). The fair value of stock-based payment awards as determined by the Black-Scholes Model are affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected term, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. The fair value of stock options issued to employees and directors with service conditions are typically amortized to expense on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period.

We account for stock options granted to non-employees, which primarily consist of consultants and members of our scientific advisory board, using the fair value method. Stock options granted to non-employees are subject to periodic revaluation over their vesting terms and stock-based compensation expense is recognized using an accelerated recognition model.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of our common stock on the date of grant. The fair value of restricted stock units with performance conditions deemed probable of being achieved and vesting are amortized to expense over the requisite service period using the straight-line method of expense recognition.

Effective on January 1, 2017, we elected to account for forfeited awards as they occur as permitted by Accounting Standards Update ("ASU") 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, we estimated a forfeiture rate for awards at 0%, as we did not have a significant history of forfeitures.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have contractual and commercial obligations under our operating leases and other obligations related to research and development activities, purchase commitments and licenses. The following table summarizes our future contractual obligations and commercial commitments at December 31, 2017.

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$2,974,537	$2,274,773	$318,937	$-	$5,568,247
R&D and purchase commitments	3,274,191	61,857	-	-	3,336,048
License obligations	400,000	75,000	150,000	-	625,000
Total contractual obligations	$6,648,728	$2,411,630	$468,937	$-	$9,529,295

In general, milestone and royalty payments associated with certain license agreements (other than contingent performance milestone payments anticipated to be paid in 2018) have not been included in the above table of contractual obligations as we cannot reasonably estimate if or when they will occur. The milestone payments included in the table of contractual obligations above are payments we believe are reasonably likely to occur during the indicated time periods. Excluded from future R&D and purchase commitments is our portion of the potential future shared research and development expenses under the Collaboration Agreement with Allergan of up to $25 million. Further, we anticipate that our operating lease obligations will be higher than projected as we renew existing real estate leases that expire in 2018 and enter into new or expanded real estate leases.

Results of Operations

General

During the year ended December 31, 2017, we generated approximately $9.0 million of collaboration revenue, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. At December 31, 2017, we had an accumulated deficit of approximately $251.0 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $38.8 million for the year ended December 31, 2017, an increase of approximately $8.7 million from approximately $30.1 million for the same period in 2016. The net increase in research and development expenses was primarily due to an increase of $3.2 million in research expenses for our HBV-cure program and an increase of approximately $5.6 million for nonclinical development of our Microbiome program.

Stock-based compensation expense was approximately $5.4 million for the year ended December 31, 2017, an increase of approximately $2.4 million from approximately $3.0 million for the year ended December 31, 2016.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $13.8 million for the year ended December 31, 2017, an increase of approximately $3.6 million from approximately $10.2 million for the same period in 2016. The net increase in general and administrative expenses was primarily due to an increase of approximately $2.5 million of compensation and bonus expenses, $0.4 million in professional expenses and $0.3 million in legal expenses.

Stock-based compensation expense was approximately $3.2 million for the year ended December 31, 2017, an increase of approximately $1.2 million from approximately $2.0 million for the year ended December 31, 2016.

Interest and Other Income

Interest and other income was approximately $1.0 million for the year ended December 31, 2017 compared to approximately $1.5 million for the same period in 2016. Interest income for the years ended December 31, 2017 and 2016 was primarily related to interest income on marketable securities - corporation bonds and money market fund.

Income Tax Benefit

We maintain a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The deferred tax liability was recorded in connection with the acquisition of Assembly Pharmaceuticals in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes. The net deferred tax liability was $2.1 million and $11.1 million as of December 31, 2017 and 2016, respectively. The decrease to our deferred tax liabilities of $9.0 million for the year ended December 31, 2017 is primarily related to the effects of the Tax Act.

Comparison of the Years Ended December 31, 2016 and December 31, 2015

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $30.1 million for the year ended December 31, 2016, an increase of approximately $15.0 million from approximately $15.1 million for the same period in 2015. The net increase in research and development expenses was primarily due to an increase of $9.2 million in research expenses for our HBV-cure program and an increase of approximately $5.7 million for nonclinical development of our Microbiome program.

Stock-based compensation expense was approximately $3.0 million for the year ended December 31, 2016, a decrease of approximately $0.3 million from approximately $3.3 million for the year ended December 31, 2015.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $10.2 million for the year ended December 31, 2016, an increase of approximately $3.5 million from approximately $6.7 million for the same period in 2015. The net increase in general and administrative expenses was primarily due to an increase of approximately $0.8 million of compensation and bonus expenses related to new employees hired in 2016, $0.8 million in consulting expenses, $0.5 million in professional expenses, $0.5 million in legal expenses, $0.4 million in travel expenses, $0.3 million in tax expenses and $0.1 million in board fees classified as operating expense.

Stock-based compensation expense was approximately $2.0 million for the year ended December 31, 2016, a decrease of approximately $2.6 million from approximately $4.6 million for the year ended December 31, 2015.

Interest and Other Income

Interest and other income was approximately $1.5 million for the year ended December 31, 2016 compared to approximately $1.2 million for the same period in 2015. Interest income for the years ended December 31, 2016 and 2015 was primarily related to interest income on marketable securities - corporation bonds.

Income Tax Benefit

We maintain a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The deferred tax liability was recorded in connection with the acquisition of Assembly Pharmaceuticals in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes. The deferred tax liability was $11.1 and $11.6 million as of December 31, 2016 and 2015, respectively.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2017 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of $257.3 million in net proceeds from public offerings and private placements from inception to December 31, 2017. Additionally, in February 2017, we received a $50.0 million upfront payment in connection with the closing of the Collaboration Agreement with Allergan.

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

On November 1, 2017, we sold to various investors an aggregate of 2,210,000 shares of common stock in a public offering. The purchase price paid by investors was $27.25 per share and an aggregate of $64.8 million (net of underwriting discounts and commissions and offering expenses) was received, which includes proceeds received pursuant to the underwriters’ exercise of their 30-day option to purchase of up to an additional 331,500 shares in full, which occurred on November 2, 2017.

Cash Flows for the Three Years Ended December 31, 2017, 2016 and 2015

	Year Ended December 31,
	2017	2016	2015
Operating activities	$1,860,081	$(34,881,655)	$(18,697,334)
Investing activities	(15,642,453)	36,196,574	(64,855,510)
Financing activities	67,240,496	152,640	81,569,257
Net increase (decrease) in cash and cash equivalents	$53,458,124	$1,467,559	$(1,983,587)

Net Cash Provided by (Used in) Operating Activities

Net cash provided by operating activities was approximately $1.9 million for the year ended December 31, 2017 and funded our research and development program build out and general and administrative expenses. Net cash provided by continuing operations for the year ended December 31, 2017 was primarily driven by approximately $8.6 million non-cash expenses recorded for the stock-based compensation, an approximately $44.3 million increase in cash from changes in operating assets and liabilities (primarily due to an increase in deferred revenue of $45.8 million related to the Allergan Collaboration) and $0.6 million realized loss from marketable securities, and offset by an approximately $42.8 million net loss and $9.1 million deferred income tax benefit.

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

Net Cash Provided by (Used in) Investing Activities

Net cash used in investing activities from continuing operations for the year ended December 31, 2017 was approximately $15.6 million primarily due to the purchase of approximately $48.2 million of marketable securities and $0.9 million of fixed assets, and offset by a $33.5 million redemption of marketable securities during the year.

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

Net Cash Provided by Financing Activities

Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2017 was generated by the net proceeds of approximately $64.8 million in our public offering of 2,541,500 shares of common stock, including 331,500 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $2.4 million from the exercise of stock options to purchase 353,612 shares of common stock resulting in 349,720 shares issued due to utilization of net exercise provisions by some option holders.

Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2016 was approximately $153,000 from the exercise of stock options to purchase 21,200 shares of common stock.

Net cash flows provided by financing activities from continuing operations in the year ended December 31, 2015 was primarily generated by the net proceeds of approximately $81.0 million from our public offering of 6,388,888 shares of common stock, including 833,333 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $554,000 from the exercise of stock options to purchase 76,422 shares of common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical trials of our product candidates and pursue our intellectual property strategy. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in November 2017. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

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

We do not believe that our cash and equivalents have significant risk of default or illiquidity. Under our current investment policies, we invest our cash and cash equivalents in money market funds which invest in short-term U.S. Treasury securities with insignificant rates of return. We also invest our cash and cash equivalents in readily marketable, high-quality securities that are diversified and structured to minimize market risks. Our exposure to market risk for changes in interest rates relates primarily to our investments in marketable securities. Marketable securities held in our investment portfolio are subject to changes in market value in response to changes in interest rates and liquidity. A significant change in market interest rates could have a material impact on interest income earned from our investment portfolio. Changes in interest rates may affect the fair value of our investment portfolio; however, we will not recognize such gains or losses in our statement of operations and comprehensive income (loss) unless the investments are sold.

While we believe our cash and equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and equivalents at one or more financial institutions that are in excess of federally insured limits.

Inflation generally affects us by increasing our cost of labor and clinical trial costs. We do not believe that inflation has had a material effect on our results of operations during 2017 or 2016.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2017, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2017 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our independent registered public accounting firm, Ernst & Young LLP, has audited the financial statements included in this Form 10-K and has issued an unqualified opinion on the effectiveness of our internal control over financial reporting as of December 31, 2017. The report of Ernst & Young LLP is included with the financial statements appended to this Form 10-K pursuant to Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2017 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2017 and is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

Our Board has adopted a Code of Ethics for our principal executive officer and all senior financial officers and a Code of Conduct applicable to all of our employees and our directors. Both Codes are available under the Investors Corporate Governance section of our website at www.assemblybio.com. If we make any substantive amendments to, or grant any waivers from, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2017.

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

ITEM 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated in this Annual Report on Form 10-K by reference.

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Amended and Restated Certificate of Incorporation dated November 11, 2010.	S-1/A	11/16/2010	3.1
3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation, dated July 11, 2014.	8-K	7/10/2014	3.1
3.3	Amended and Restated Bylaws dated January 24, 2018.	8-K	1/24/2018	3.1
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
10.1*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.2*	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.	10-K	3/31/2014	10.22
10.3*	Research, Development, Collaboration and License Agreement dated January 6, 2017 between Assembly Biosciences, Inc. and Allergan Pharmaceuticals International Limited.	10-Q	5/8/2017	10.1
10.4#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Derek A. Small.	8-K	07/14/2014	10.24
10.5#	Employment Agreement dated January 15, 2014 and effective December 22, 2013, by and between Ventrus Biosciences, Inc. and David J. Barrett.	8-K	01/16/2014	10.21
10.6*	Employment Agreement, dated December 17, 2015 and effective January 5, 2016, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D.	10-Q	11/9/2016	10.1
10.7#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Uri A. Lopatin.	8-K	07/14/2014	10.25
10.8#	Employment Offer Letter dated January 9, 2016 between Assembly Biosciences, Inc. and Thomas E. Rollins.	10-K	3/2/2017	10.12
10.9#	2010 Equity Incentive Plan	S-1/A	10/4/2010	10.14
10.10#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	6/6/2016	10.1
10.11#	Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Inducement Award Plan).	10-Q	08/09/2017	10.1
10.12#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.13#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.14#	Form of Restricted Stock Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1

10.15#	Assembly Biosciences, Inc. 2018 Discretionary Bonus Plan.	8-K	12/12/2017	10.1
10.16#	Consulting Agreement, dated October 30, 2017 and effective November 1, 2017, between Assembly Biosciences, Inc. and Miguel S. Barbosa, Ph.D.				X
10.17#	First Amendment to Stock Option Agreement, effective as of November 1, 2017, between Assembly Biosciences, Inc. and Miguel S. Barbosa, Ph.D.				X
21	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.				X
24	Power of Attorney (included on signature page)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S. C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.

# Represents management contracts or compensatory plans or arrangements.

Item 16.  Form 10-K Summary.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 7, 2018	By:	/s/ Derek A. Small
	Name:	Derek A. Small
	Title:	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek A. Small, David J. Barrett and Elizabeth H. Lacy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek A. Small	President, Chief Executive Officer and Director	March 7, 2018
Derek A. Small	(Principal Executive Officer)

/s/ David J. Barrett	Chief Financial Officer and Chief Operating Officer	March 7, 2018
David J. Barrett	(Principal Financial and Accounting Officer)

/s/ Anthony E. Altig	Director	March 7, 2018
Anthony E. Altig

/s/ Mark Auerbach	Director	March 7, 2018
Mark Auerbach

/s/ Richard D. DiMarchi, Ph.D.	Director	March 7, 2018
Richard D. DiMarchi, Ph.D.

/s/ Myron Z. Holubiak	Director	March 7, 2018
Myron Z. Holubiak

/s/Alan J. Lewis, Ph.D.	Director	March 7, 2018
Alan J. Lewis, Ph.D.

/s/ Susan Mahony, Ph.D.	Director	March 7, 2018
Susan Mahony, Ph.D.

/s/ William R. Ringo, Jr.	Director	March 7, 2018
William R. Ringo, Jr.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. and Subsidiaries, (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s and Subsidiaries’ financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Stamford, Connecticut

March 7, 2018

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Assembly Biosciences, Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Assembly Biosciences, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 7, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Stamford, Connecticut

March 7, 2018

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$82,033,209	$28,575,085
Marketable securities, at fair value	37,914,482	24,388,403
Accounts receivable from collaboration	2,273,421	-
Prepaid expenses and other current assets	897,400	611,176
Total current assets	123,118,512	53,574,664

Long-term assets
Marketable securities, at fair value	3,347,213	2,435,753
Property, plant and equipment, net	860,026	214,687
Security deposits	339,558	255,366
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	46,184,933	44,543,942
Total assets	$169,303,445	$98,118,606

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,123,939	$2,368,131
Accrued expenses	6,139,000	4,752,823
Deferred revenue - short-term	5,229,227	-
Total current liabilities	13,492,166	7,120,954

Long-term liabilities
Deferred tax liabilities	2,135,802	11,119,651
Deferred revenue - long-term	40,555,708	-
Total long-term liabilities	42,691,510	11,119,651
Total liabilities	56,183,676	18,240,605

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,137,974 and 17,246,754 shares issued and outstanding as of December 31, 2017 and December 31, 2016, respectively	20,138	17,247
Additional paid-in capital	364,528,037	288,688,990
Accumulated other comprehensive loss	(392,391)	(600,769)
Accumulated deficit	(251,036,015)	(208,227,467)
Total stockholders' equity	113,119,769	79,878,001
Total liabilities and stockholders' equity	$169,303,445	$98,118,606

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31,
	2017	2016	2015
Collaboration revenue	$9,018,750	$-	$-

Operating expenses:
Research and development	44,225,021	33,092,977	18,357,937
General and administrative	17,020,607	12,185,484	11,297,693
Total operating expenses	61,245,628	45,278,461	29,655,630
Loss from operations	(52,226,878)	(45,278,461)	(29,655,630)

Other income (expenses)
Interest and other income	983,209	1,539,088	1,228,830
Realized loss from marketable securities	(615,128)	(1,139,861)	(27,033)
Total other income	368,081	399,227	1,201,797
Loss before income taxes	(51,858,797)	(44,879,234)	(28,453,833)

Income tax benefit	9,050,249	617,672	-
Net loss	$(42,808,548)	$(44,261,562)	$(28,453,833)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit of $82,245, $299,741 and $0, respectively	(258,105)	(481,981)	(848,618)
Reclassification adjustment of unrealized loss included in net loss, net of tax expense of $148,645, $437,064 and $0, respectively	466,483	702,797	27,033
Comprehensive loss	$(42,600,170)	$(44,040,746)	$(29,275,418)

Net loss per share, basic and diluted	$(2.41)	$(2.57)	$(1.81)

Weighted average common shares outstanding, basic and diluted	17,750,380	17,226,245	15,702,646

The accompanying notes are an integral part of these consolidated financial statements

 ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2014	10,672,059	$10,672	$194,072,572	$-	$(135,512,072)	$58,571,172
Proceeds from common stock sold, net of underwriters' discounts and cost	6,388,888	6,389	81,008,600	-	-	81,014,989
Exercise of stock options	76,422	77	554,191	-	-	554,268
Cashless exercise of warrants	88,293	88	(88)	-	-	-
Stock-based compensation	-	-	7,876,584	-	-	7,876,584
Change in unrealized loss on marketable securities	-	-	-	(821,585)	-	(821,585)
Net loss	-	-	-	-	(28,453,833)	(28,453,833)
Balance as of December 31, 2015	17,225,662	$17,226	$283,511,859	$(821,585)	$(163,965,905)	$118,741,595
Exercise of stock options	21,200	21	152,619	-	-	152,640
Stock-based compensation	-	-	5,024,512	-	-	5,024,512
Change in unrealized loss on marketable securities, net of income tax expense of $137,323	-	-	-	220,816	-	220,816
Cancellation of common stock	(108)	-	-	-	-	-
Net loss	-	-	-	-	(44,261,562)	(44,261,562)
Balance as of December 31, 2016	17,246,754	$17,247	$288,688,990	$(600,769)	$(208,227,467)	$79,878,001
Proceeds from common stock sold, net of underwriters' discounts and cost	2,541,500	2,541	64,844,813	-	-	64,847,354
Proceeds from the exercise of stock options	349,720	350	2,392,792	-	-	2,393,142
Change in unrealized gain on marketable securities, net of income tax expense of $66,400	-	-	-	208,378	-	208,378
Stock-based compensation	-	-	8,601,442	-	-	8,601,442
Net loss	-	-	-	-	(42,808,548)	(42,808,548)
Balance as of December 31, 2017	20,137,974	$20,138	$364,528,037	$(392,391)	$(251,036,015)	$113,119,769

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net loss	$(42,808,548)	$(44,261,562)	$(28,453,833)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	219,225	80,251	64,989
Stock-based compensation	8,601,442	5,024,512	7,876,584
Realized loss from marketable securities	615,128	1,139,861	27,033
Deferred income tax benefit	(9,050,249)	(617,672)	-
Loss on sale of fixed assets	-	-	954
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(2,273,421)	-	-
Prepaid expenses and other current assets	(286,224)	93,111	(555,849)
Accounts payable	(244,192)	1,004,433	456,097
Accrued expenses	1,386,177	2,713,619	1,968,844
Deferred revenue	45,784,935	-	-
Security deposits	(84,192)	(58,208)	(82,153)
Net cash provided by (used in) operating activities	1,860,081	(34,881,655)	(18,697,334)

Cash flows from investing activities
Purchases of fixed assets	(864,564)	(146,329)	(58,261)
Sale of fixed assets	-	-	150
Purchases of marketable securities	(48,234,454)	(7,951,257)	(69,781,176)
Redemptions of marketable securities	33,456,565	44,294,160	4,983,777
Net cash (used in) provided by investing activities	(15,642,453)	36,196,574	(64,855,510)

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	64,847,354	-	81,014,989
Proceeds from the exercise of stock options	2,393,142	152,640	554,268
Net cash provided by financing activities	67,240,496	152,640	81,569,257

Net increase (decrease) in cash and cash equivalents	53,458,124	1,467,559	(1,983,587)
Cash and cash equivalents at the beginning of the period	28,575,085	27,107,526	29,091,113
Cash and cash equivalents at the end of the period	$82,033,209	$28,575,085	$27,107,526

Supplemental disclosure of cash flow information:
Change in unrealized gain (loss) on marketable securities available-for-sale, before tax expense	$274,778	$358,139	$(821,585)
Cashless exercise of warrants	$-	$-	$88

Supplemental disclosure of non-cash activities:
Assembly business combination
Goodwill	$-	$-	$99,214
Accounts payable and accrued expenses	-	-	(99,214)
Cash acquired in business combination	$-	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), is a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

Over 250 million people worldwide are chronically infected with HBV. The Company’s HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecyle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with HBV. Assembly has discovered multiple novel core protein Allosteric Modulators (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patent-pending delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using its microbiome platform, the Company is developing product candidates for various disease indications, including ulcerative colitis, Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and Clostridium difficile infections (CDI), which we will develop either internally or in collaboration with partners.

On January 6, 2017, the Company entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications (see Note 8). Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, the Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

On November 1, 2017, the Company sold to various investors an aggregate of 2,210,000 shares of common stock in a public offering. The purchase price paid by investors was $27.25 per share and an aggregate of $64.8 million (net of underwriting discounts and commissions and offering expenses) was received, which includes proceeds received pursuant to the underwriters’ exercise of their 30-day option to purchase of up to an additional 331,500 shares in full, which occurred on November 2, 2017.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with the accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, and the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters. In addition, with the Company entering into the Collaboration Agreement in 2017, the Company believes its consolidated financial statements are also impacted by the following accounting estimates and judgments: (i) identifying deliverables under collaboration agreements involving multiple elements and determining whether such deliverables are separable from other aspects of the contractual relationship; (ii) estimating the selling price of deliverables for the purpose of allocating arrangement consideration for revenue recognition; and (iii) estimating the periods over which the allocated consideration for deliverables is recognized.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and at December 31, 2017 and 2016, exceed federally insured limits.

Marketable Securities

The Company has designated marketable securities as of December 31, 2017 and 2016 as available-for-sale securities and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets. Marketable securities that are not considered available for use in current operations are classified as long-term available-for-sale securities and are reported as a component of long-term assets.

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on their current intent and ability to sell the security if it is required to do so. The cost of securities sold is based on the specific identification method.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. There were no marketable securities deemed to be impaired as of December 31, 2017 or 2016.

Accounts Receivable

As of December 31, 2017, the accounts receivable relates to the Company's collaboration with Allergan. All accounts receivable are deemed collectible. There were no accounts receivable as of December 31, 2016.

Goodwill and Other Intangible Assets

Goodwill is the excess of purchase price over the fair value of identified net assets of businesses acquired. The Company’s intangible assets with an indefinite life are related to in-process research and development (IPR&D) programs acquired in the Merger, as the Company expects future research and development on these programs to provide the Company with substantial benefit for a period that extends beyond the foreseeable horizon. Intangible assets with indefinite useful lives are measured at their respective fair values as of the acquisition date. The Company does not amortize goodwill and intangible assets with indefinite useful lives. Intangible assets related to IPR&D projects are considered to be indefinite lived until the completion or abandonment of the associated R&D efforts. If and when development is complete, which generally occurs if and when regulatory approval to market a product is obtained, the associated assets would be deemed finite lived and would then be amortized based on their respective estimated useful lives at that point in time.

The Company reviews goodwill and indefinite-lived intangible assets at least annually for possible impairment. Goodwill and indefinite-lived intangible assets are reviewed for possible impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit or the indefinite-lived intangible assets below their carrying values. The Company tests its goodwill and indefinite-lived intangible assets each year on October 1. The Company has one reporting unit. The Company tests goodwill for impairment by utilizing a market capitalization approach which was based upon the closing price of the Company’s stock price as of the beginning of the 4 th quarter. As of October 1, 2017 and 2016, the fair value of the Company’s reporting unit was in excess of carrying value and goodwill was not deemed to be impaired.

On October 1, 2017, the Company elected to bypass the qualitative assessment and performed a quantitative impairment test. On October 1, 2016, the Company performed a qualitative assessment of IPR&D. Significant assumptions used in the model include the period in which material net cash inflows are expected to commence, anticipated material changes from historical pricing, margins and expense levels and an appropriate risk adjusted discount rate applied to the estimated cash flows. As of October 1, 2017 and 2016, IPR&D was not deemed to be impaired.

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the year ended December 31, 2017 and 2016.

Property and Equipment

Property and equipment are stated at cost and consist of lab equipment and computer hardware and software. The Company computes depreciation under the straight-line method over the following estimated useful life of the related assets:

•	Lab equipment	3 to 5 years
•	Computer hardware and software	3 years
•	Office equipment	7 years

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

To determine the units of accounting under a multiple-element arrangement, management evaluates certain separation criteria, including whether the deliverables have stand-alone value, based on the relevant facts and circumstances for each arrangement. Management then estimates the selling price for each unit of accounting and allocates the arrangement consideration to each unit using the relative selling price method. The relative selling price for each deliverable is determined using vendor specific objective evidence (VSOE), of selling price or third-party evidence of selling price if VSOE does not exist. If neither VSOE nor third-party evidence of selling price exists, we use our best estimate of the selling price for the deliverable. The allocated consideration for each unit of accounting is recognized based on the method most appropriate for that unit of accounting and in accordance with the revenue recognition criteria detailed above.

If there are deliverables in an arrangement that are not separable from other aspects of the contractual relationship, they are treated as a combined unit of accounting, with the allocated revenue for the combined unit recognized in a manner consistent with the revenue recognition applicable to the final deliverable in the combined unit. Payments received prior to satisfying the relevant revenue recognition criteria are recorded as deferred revenue in the accompanying consolidated balance sheets and recognized as revenue when the related revenue recognition criteria are met.

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

The Company will periodically review the estimated performance periods under the Collaboration Agreement, which provides for non-refundable upfront payments and fees. The Company will adjust the periods over which revenue should be recognized when appropriate to reflect changes in assumptions relating to the estimated performance periods. The Company could accelerate revenue recognition in the event of early termination of programs or if the Company’s expectations change. Alternatively, the Company could decelerate revenue recognition if programs are extended or delayed. While such changes to the Company’s estimates have no impact on the Company’s consolidated cash flows, the amount of revenue recorded in future periods could be materially impacted.

The Company records revenues related to the reimbursement of costs incurred under the Collaboration Agreement where the Company acts as a principal, controls the research and development activities and bears credit risk. Under the Collaboration Agreement, the Company is reimbursed for associated out-of-pocket costs. The gross amount of these pass-through reimbursed costs is reported as revenue in the accompanying consolidated statements of operations, while the actual expenses for which the Company is reimbursed are reflected as research and development costs. The Company has also accounted for the milestone payments under Accounting Standards Codification (ASC), 605 Revenue Recognition - Milestone Method. See Note 8 for further information.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock-based compensation awards to non-employees, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company's common stock on the date of grant. The fair value of restricted stock units with performance conditions deemed probable of being achieved and vesting are amortized to expense over the requisite service period using the straight-line method of expense recognition.

Effective on January 1, 2017, the Company elected to account for forfeited awards as they occur as permitted by Accounting Standards Update ("ASU") 2016-09. Ultimately, the actual expenses recognized over the vesting period will be for those shares that vested. Prior to making this election, the Company estimated a forfeiture rate for awards at 0%, as the Company did not have a significant history of forfeitures.

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

Tax Assets and Liabilities and Income Taxes

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

The Financial Accounting Standards Board (“FASB”) ASC Topic 740, Income Taxes (ASC 740) also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecoginition, classification, interest and penalties, accounting in interim period, disclosure and transition. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s consolidated financial statements. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There were no amounts accrued for penalties or interest as of December 31, 2017 and 2016. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

On December 22, 2017, legislation commonly known as the Tax Cuts and Jobs Act, or the Tax Act, was signed in to law. The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. The Tax Act permanently reduces the U.S. corporate income tax rate to 21% from the existing applicable rate of 34%, effective January 1, 2018.  As a result, the Company has recorded a decrease to its deferred tax assets of $24.7 million and to valuation allowance of $28.4 million, resulting in a net tax benefit of $3.7 million for the year ended December 31, 2017. The Tax Act also permits an indefinite carry forward of net operating losses generated in taxable years ending after December 31, 2017, subject to a utilization limitation of 80% of taxable income. Due to the change in the carry forward period for post-2017 net operating losses, the Company has determined that it would be able to use the deferred tax liability associated with certain in-process research and development as a source of income in determining the realizability of its deferred tax assets. As a result, the Company has recorded a $4.9 million income tax benefit from the reduction of its valuation allowance.  For additional information, see Note 10.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118") to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Reform Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

Net Loss per Share of Common Stock

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31,
	2017	2016	2015
Warrants to purchase common stock	15,296	16,909	16,909
Options to purchase common stock	4,551,819	4,457,251	3,367,784
Restricted stock units to purchase common stock	120,000	-	-
Total	4,687,115	4,474,160	3,384,693

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

Adoption of Recent Accounting Pronouncements

In March 2016, the FASB issued ASU 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, companies will no longer record excess tax benefits and certain tax deficiencies in additional paid-in capital (APIC). Instead, they will record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement and the APIC pools will be eliminated. In addition, ASU 2016-09 eliminates the requirement that excess tax benefits be realized before companies can recognize them. ASU 2016-09 also requires companies to present excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity. Furthermore, ASU 2016-09 will increase the amount an employer can withhold to cover income taxes on awards and still qualify for the exception to liability classification for shares used to satisfy the employer’s statutory income tax withholding obligation. An employer with a statutory income tax withholding obligation will now be allowed to withhold shares with a fair value up to the amount of taxes owed using the maximum statutory tax rate in the employee’s applicable jurisdiction(s). ASU 2016-09 requires a company to classify the cash paid to a tax authority when shares are withheld to satisfy its statutory income tax withholding obligation as a financing activity on the statement of cash flows. Under current GAAP, it is not specified how these cash flows should be classified. In addition, companies will now have to elect whether to account for forfeitures on share-based payments by (1) recognizing forfeitures of awards as they occur or (2) estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change, as is currently required. The Company adopted ASU 2016-09 on January 1, 2017 and elected to account for forfeited awards as they occur. The adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. ASU 2017-04 removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. This standard, which will be effective for the Company beginning in the first quarter of fiscal year 2021, is required to be applied prospectively. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted the new standard on October 1, 2017. The adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements and related disclosures.

Accounting Pronouncements to Be Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company will adopt the new standard on January 1, 2018, using the modified retrospective approach. The adoption of ASU 2014-09 will not have a material impact on the Company’s consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-01 will not have a material impact on its consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2016-15 will not have an impact on its consolidated statements of cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. This ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years. The Company will adopt the new standard on January 1, 2018. The adoption of ASU 2017-09 will not have an impact on its consolidated financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than twelve months regardless of classification. Leases with a term of twelve months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact on its consolidated financial statements and related disclosures.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the newly enacted federal corporate income tax rate under the Tax Cuts and Jobs Act. The amount of the reclassification would be the difference between the historical corporate income tax rate and the newly enacted 21% corporate income tax rate. The new standard is effective for fiscal years, including interim periods within those fiscal years, beginning after December 15, 2018 with early adoption in any interim period permitted. The  Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

Note 3 - Marketable Securities

Marketable securities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$38,092,585	$5,635	$(183,738)	$37,914,482

Long-term available-for-sale securities
Corporate bonds	3,357,778	-	(10,565)	3,347,213
Total	$41,450,363	$5,635	$(194,303)	$41,261,695

	December 31, 2016
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$22,032,191	$3,190	$(473,056)	$21,562,325
Government and agency obligations	1,225,000	661	-	1,225,661
Municipal bonds	1,596,160	4,257	-	1,600,417
	24,853,351	8,108	(473,056)	24,388,403

Long-term available-for-sale securities
Corporate bonds	2,434,251	1,502	-	2,435,753
	2,434,251	1,502	-	2,435,753
Total	$27,287,602	$9,610	$(473,056)	$26,824,156

(1) Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of December 31, 2017 is less than one year. The contractual term to maturity of long-term marketable securities held by the Company as of December 31, 2017 is from 1.1 to 1.2 years.

The proceeds from sales of available-for-sale securities were $33.5 million, $44.3 million and $5.0 million as of December 31, 2017, 2016 and 2015, respectively. Gross realized loss that has been included in net loss as a result of those sales were approximately $0.6 million, $1.1 million and $27,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

The fair value of marketable securities was classified into fair value measurement categories as follows:

	As of December 31,
	2017	2016
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	41,261,695	26,824,156
Significant unobservable inputs (Level 3)	-	-
Total	$41,261,695	$26,824,156

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing price as of December 31, 2017 and 2016, and are classified as Level 2.

There were no transfers between levels 1, 2 or 3 for the years ended December 31, 2017 and 2016.

The following table shows the Company’s investments’ gross unrealized losses (pre-tax) and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2017.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$36,825,138	$(194,303)	$-	$-	$36,825,138	$(194,303)
Total	$36,825,138	$(194,303)	$-	$-	$36,825,138	$(194,303)

The Company has determined that the unrealized losses are deemed to be temporary impairments as of December 31, 2017. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at December 31, 2017.

Note 4 - Goodwill and Intangible Assets

Goodwill

In July 2014, the Company completed its merger with Assembly Pharmaceuticals. The fair value of consideration paid, common stock and assumed options, totaled $29,823,096, which, net of amounts allocated to assets and liabilities acquired at fair value, resulted in an allocation to goodwill (as adjusted) of $12,638,136. The Company only has one reporting unit.

Goodwill is recorded as an indefinite-lived asset and is not amortized for financial reporting purposes but is tested for impairment on an annual basis or more frequently when indications of impairment exist. No goodwill impairment losses have been recognized. Goodwill is not deductible for income tax purposes since the tax basis is $0. The Company performed impairment tests of the carrying value of the Company’s goodwill at October 1, 2017 and 2016, and deemed there was no goodwill impairment.

Intangible Assets

In July 2014, the Company completed its acquisition of Assembly Pharmaceuticals. The Company acquired in-process research and development related to Assembly Pharmaceuticals’ technology which is an indefinite lived intangible asset. The Company performed its annual impairment test at October 1, 2017 and 2016, and deemed there was no impairment of long-lived assets.

Note 5 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		As of December 31,
	Useful life (Years)	2017	2016
Computer hardware and software	3	$104,968	$86,228
Lab equipment	3 to 5	369,827	253,735
Office equipment	7	25,354	1,109
Leasehold improvement	1 to 3.25	773,700	68,213
Total property, plant and equipment		1,273,849	409,285
Less: Accumulated depreciation and amortization		(413,823)	(194,598)
Property, plant and equipment, net		$860,026	$214,687

Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was approximately $219,000, $80,000 and $65,000, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 6 - Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
	2017	2016
Accrued expenses:
Salaries, bonuses and employee benefits	$4,518,128	$2,884,000
Accrued severance expenses	-	241,737
Research and development expenses	674,686	916,674
General and administrative expenses	946,186	710,412
Total accrued expenses	$6,139,000	$4,752,823

Note 7 - Stockholders’ Equity

Common and Preferred Stock Transactions

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

On December 30, 2015, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016. Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $150,000,000. On November 6, 2017, the Company closed an offering of an aggregate offering price of approximately $69.3 million of common stock. As a result, securities with an aggregate offering price of approximately $80.7 million remain available under this registration statement.

2016 Activity

On June 29, 2016, the Company cancelled 108 shares of common stock, which represented the aggregate number of fractional shares that were cashed out as a result of the reverse stock split effected in July 2014.

2017 Activity

For the year ended December 31, 2017, the Company issued an aggregate of 349,720 shares of common stock and received gross proceeds of approximately $2.4 million from the exercise of options.

On November 1, 2017, the Company sold to various investors an aggregate of 2,210,000 shares of common stock in a public offering. The purchase price paid by investors was $27.25 per share and an aggregate of $64.8 million (net of underwriting discounts and commissions and offering expenses) was received, which includes proceeds received pursuant to the underwriters’ exercise of their 30-day option to purchase of up to an additional 331,500 shares in full, which occurred on November 2, 2017.

On December 29, 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-222366, which became effective January 10, 2018. Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $250,000,000. In connection with the filing of this registration statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million under this registration statement through “at the market offerings.”

Options, Warrants and Restricted Stock Units

Options

In July 2010, the stockholders approved the 2010 Equity Incentive Plan (the 2010 Plan) and on May 19, 2011, the stockholders approved an amendment to the 2010 Plan increasing the authorized shares thereunder to 793,440, on a post-Split Effective Time basis. As of December 31, 2017, there were outstanding options to purchase an aggregate of 595,334 shares of common stock. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the stockholders approved the 2014 Stock Incentive Plan (the 2014 Plan). On June 2, 2016, at the 2016 Annual Meeting of Stockholders, the stockholders of the Company approved the amendment and restatement of the Company’s 2014 Plan (the Amended and Restated 2014 Plan). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000. As of December 31, 2017, there were outstanding options to purchase an aggregate of 3,216,246 shares of common stock and outstanding restricted stock units to purchase 120,000 shares of common stock (as below), and 587,391 shares available for grant under the Amended and Restated 2014 Plan, which includes 73,876 shares of common stock forfeited under the 2010 Plan.

On April 3, 2017, the Company’s Board of Directors adopted the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the Inducement Plan) pursuant to which the Company reserved 800,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM-5635-1. An “Award” is any right to receive Assembly common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, restricted stock unit awards, or any other stock award. As of December 31, 2017, there were outstanding options to purchase an aggregate of 189,000 shares of common stock and 611,000 shares available for grant under the Inducement Plan.

A summary of the Company’s option activity and related information for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value
Outstanding as of December 31, 2015	3,367,784	$7.16	$3,971,205
Granted	1,196,500	$7.46	$5,676,405
Exercised	(21,200)	$7.20	-
Forfeited	(85,833)	$12.18	-
Outstanding as of December 31, 2016	4,457,251	$7.14	$23,258,604
Granted	706,800	$24.16	$15,792,854
Exercised	(353,612)	$7.03	-
Forfeited	(258,620)	$9.51	-
Outstanding as of December 31, 2017	4,551,819	$9.66	$162,002,439
Options vested and exercisable	3,128,885	$6.80	$120,316,959

The Company expects that all outstanding unvested options will vest. The fair value of the options granted for the year ended December 31, 2017, 2016 and 2015, was based on the following assumptions:

Year Ended December 31,
	2017	2016	2015
Exercise price	$12.81 - $44.28	$5.84 - $13.21	$7.88 - $16.55
Expected stock price volatility	81.2% - 87.0%	85.8% - 91.8%	88.62% - 95.55%
Risk-free rate of interest	2.02% - 2.29%	1.36% - 2.18%	1.49% - 2.27%
Term (years)	5.5 - 7.0	5.3 - 7.0	5.0 - 8.2

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Year Ended December 31, 2018	$5,755,478
Year Ended December 31, 2019	1,760,834
Year Ended December 31, 2020	634,516
Year Ended December 31, 2021	54,968
Total	$8,205,796

The weighted average remaining amortization period is approximately 1.2 years at December 31, 2017. The weighted average remaining contractual term of exercisable options is approximately 6.8 years at December 31, 2017.

Warrants

On April 17, 2015, the Company issued an aggregate of 88,293 shares of common stock from the cashless exercise of 120,265 warrants. The Company did not receive any proceeds from this cashless exercise.

During the year ended December 31, 2015, 133,587 warrants to purchase common stock expired unexercised.

There was no warrant activity for the years ended December 31, 2016.

During the year ended December 31, 2017, 1,613 warrants to purchase common stock expired unexercised.

A summary of the Company’s warrant activity and related information is as follows:

	Warrants	Weighted Average Exercise Price
Outstanding as of December 31, 2015	16,909	$30.81
Outstanding as of December 31, 2016	16,909	$30.81
Expired	(1,613)	-
Outstanding as of December 31, 2017	15,296	$30.00

The weighted average remaining contractual life of outstanding warrants at December 31, 2017 is approximately 2.7 years.

Restricted Stock Units

On December 8, 2017, the Company issued 120,000 restricted stock units to its Chief Scientific Officer, Richard Colonno. The RSUs will vest upon the occurrence of the performance milestones.

A summary of the Company's restricted stock units and related information is as follows:

	Number of units	Weighted average grant price
Unvested as of December 31, 2016	-	$-
Granted	120,000	44.28
Unvested as of December 31, 2017	120,000	$44.28

As of December 31, 2017, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock units of $3.0 million, which is expected to be recognized over the remaining weighted-average vesting period of 0.6 years.

Stock-based compensation expenses for the years ended December 31, 2017, 2016 and 2015 were as follows:

	Year Ended December 31,
	2017	2016	2015
Research and development	$5,422,731	$3,025,178	$3,257,732
General and administrative	3,178,711	1,999,334	4,618,852
Total stock-based compensation expense	$8,601,442	$5,024,512	$7,876,584

Note 8 - License Agreements

Allergan

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

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. At the time of execution of the Collaboration Agreement, there was significant uncertainty as to whether the stated milestones would be achieved. In conjunction with this uncertainty, the Company has determined that the milestones are substantive in nature as they are commensurate with the enhancement of value of the delivered license as they relate to clinical success and advancement within the FDA product development platform. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the U.S. and China, subject to certain conditions set forth in the Collaboration Agreement. In 2017, total POC development costs were approximately $7.2 million. The Company shared approximately $2.4 million of POC development costs and recorded it in research and development expense in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2017.

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

The Collaboration Agreement meets the definition of a collaborative arrangement and a multiple-element arrangement. The Company concluded that there were two significant deliverables under the Collaboration Agreement for each of four indicators—the licenses and the research and development services—but that the license does not have stand-alone value as Allergan cannot obtain value from the license without the research and development services, which the Company is uniquely able to perform. The deferred revenue will be amortized over a 10-year service period. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. Given the early stage of development, the Company has determined the relative selling price for each of the four indicators to be $12.5 million and expects the elements to deliver over similar times. For the year ended December 31, 2017, the Company recorded approximately $4.4 million in revenue related to the amortization of deferred revenue. Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. The reimbursable expenses incurred in connection with the Collaboration Agreement during the year ended December 31, 2017 were approximately $4.6 million and recorded in collaboration revenue in the consolidated statement of operations and comprehensive loss. In the consolidated balance sheets, $2.3 million is recorded as accounts receivable from collaboration as of December 31, 2017.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

The Company, through its wholly-owned subsidiary, Assembly Pharmaceuticals, is party to a license agreement with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $825,000. As of December 31, 2017, no performance milestone payments have been made. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees (starting at $25,000 in 2014 and rising to $100,000 in the year following first commercial sale of licensed product) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year.

Microbiome Targeted Colonic Delivery Platform

On November 8, 2013, the Company entered into a License and Collaboration Agreement with Therabiome, LLC (Therabiome), for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release capsule-in-capsule technology. Under the agreement, Therabiome granted to the Company the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization (a) in the use of bacteria, viruses, proteins and small molecules by oral delivery in (i) gastrointestinal dysbiosis, including but not limited to C. difficile, irritable bowel syndrome-constipation and inflammatory bowel disease, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property. The Company will be solely responsible for all research and development activities with respect to any product it develops under the license.

For the license, the Company paid Therabiome an upfront non-refundable license fee of $300,000. The Company must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform for U.S. regulatory milestones. The Company also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region. The Company also must pay Therabiome royalties on annual net sales of a product in the low to mid-single digit percentages plus, once annual net sales exceed two certain thresholds, a one-time cash payment upon reaching each threshold.

Therabiome must pay the Company royalties on annual net sales of any product it develops, using the intellectual property, in the low double to mid-double digit percentages, depending on the level of development or involvement the Company had in the product.

Note 10 - Income Taxes

There was no current income tax provision for the years ended December 31, 2017, 2016 and 2015. There was a deferred income tax benefit of $9,050,249 and $617,672 for the years ended December 31, 2017 and 2016, respectively. There was no deferred income tax benefit for the year ended December 31, 2015.

The Company’s deferred tax assets as of December 31, 2017 and 2016 consist of the following:

	As of December 31,
	2017	2016
Deferred tax assets:
Net-operating loss carryforward	$43,577,000	$59,926,000
Stock-based compensation	5,726,000	9,279,000
In-Process R&D	2,259,000	4,050,000
Deferred revenue	11,064,000	-
R&D credit	5,604,000	3,962,000
Change in unrealized loss on marketable securities	46,000	178,000
Other	314,000	316,000
Total Deferred Tax Assets	68,590,000	77,711,000
Valuation allowance	(63,718,000)	(77,711,000)
Deferred Tax Asset, Net of Allowance	$4,872,000	$-
In-process research and development (Assembly Merger)	7,007,802	11,119,651
Net Deferred Tax Liability	$2,135,802	$11,119,651

On December 22, 2017, the Tax Act, was signed into law. Among other items, the Tax Act reduces the federal corporate tax rate to 21% from the existing applicable rate of 34%, effective January 1, 2018. As a result, the Company has recorded a decrease to its deferred tax assets of $24.7 million and to valuation allowance of $28.4 million, resulting in a net tax benefit of $3.7 million.

The Tax Act also permits an indefinite carry forward of net operating losses generated in taxable years ending after December 31, 2017, subject to a utilization limitation of 80% of taxable income. Due to the change in the carryforward period for post-2017 net operating losses, the Company has determined that it would be able to use the deferred tax liability associated with certain in-process research and development as a source of income in determining the realizability of its deferred tax assets. As a result, the Company recorded a $4.9 million income tax benefit from the reduction of its valuation allowance.

The Company ’s income tax benefit for the year ended December 31, 2017 of $9.1 million includes a  tax benefit of $8.6 million related to the Tax Act.

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

At December 31, 2017, the Company had potentially utilizable gross Federal net operating loss carryforwards of approximately $153.2 million, State net operating loss carry-forwards of approximately $165.0 million and research and development credit carry forward of approximately $5.6 million, all of which expire between 2027 and 2037.

Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), subject the future utilization of net operating losses and certain other tax attributes to an annual limitation in the event of certain ownership changes, as defined. The Company has performed an ownership change study through December 31, 2016 and has determined that a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company is in the process of performing an ownership change study through December 31, 2017.

The following is a reconciliation of the U.S. federal statutory rate to the effective income tax rates for the year ended December 31, 2017, 2016 and 2015:

	As of December 31,
	2017	2016	2015
Statutory Federal Income Tax Rate	(34.0)%	(34.0)%	(34.0)%
State Taxes, Net of Federal Tax Benefit	(2.6)%	(4.3)%	(11.0)%
Merger Cost	-%	-%	0.9%
Stock based Compensation	-%	3.4%	16.7%
Credits	(2.1)%	(1.8)%	-%
Federal Rate Change	47.7%	-%	-%
State Rate Change	0.2%	7.5%	-%
Other	0.3%	2.3%	0.1%
Change in Valuation Allowance	(27.0)%	25.5%	27.3%
Income Taxes Provision (Benefit)	(17.5)%	(1.4)%	-%

Note 11 - Commitments and Contingencies

Real Property Leases and Equipment Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that expires on December 31, 2018 unless the Company requests a six-month extension. The Company also conducted research activities for the HBV-cure program at laboratory space leased from Indiana University at Bloomington, Indiana until May 2017. The Company transferred the activities that it performed at Indiana University to its Carmel, Indiana and San Francisco, California locations. The Company also conducts research activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2019. The Company ceased leasing office and laboratory space from the University of Florida Research Foundation in Alachua, Florida in May 2017.

The total real estate leasing expenses for the year ended December 31, 2017, 2016 and 2015 were approximately $1.3 million, $1.2 million and $0.7 million, respectively.

Pursuant to a Master Lease agreement dated November 25, 2014, the Company is leasing certain laboratory equipment. The equipment lease expense for the year ended December 31, 2017, 2016 and 2015 amounted to approximately $758,000, $705,000 and $107,000, respectively. These equipment leases begin to expire in 2017, with the final lease expiring in 2021. The sum of all future payments through termination is approximately $2.9 million.

Future minimum rental payments for real estate and equipment required as of December 31, 2017 are as follows:

Year Ended December 31, 2018	$2,974,537
Year Ended December 31, 2019	1,193,126
Year Ended December 31, 2020	827,511
Year Ended December 31, 2021	254,136
Year Ended December 31, 2022	212,625
Thereafter	106,312
$5,568,247

Employment Agreements

The Company has employment agreements with its executive officers, which agreements set forth the terms of their employment, including severance arrangements. The Chief Executive Officer and Chief Financial Officer/Chief Operating Officer were paid an aggregate annual base salary of approximately $0.9 million in 2017, $0.8 million in 2016 and $0.8 million in 2015, respectively.

Litigation

The Company is not a party to any material legal proceedings and is not aware of any claims or actions pending or threatened against it. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 12 - Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2017 and 2016. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Collaboration revenue	$684,369	$2,359,311	$2,659,613	$3,315,457
Operating expenses	$14,614,198	$15,926,562	$15,109,793	$15,595,075
Interest and other income	$136,484	$239,858	$241,326	$365,541
Realized loss from marketable securities	$(137,248)	$(340,984)	$(99,068)	$(37,828)
Net loss	$(13,930,593)	$(13,598,864)	$(12,272,019)	$(3,007,072)
Basic and diluted net loss per common share	$(0.81)	$(0.78)	$(0.71)	$(0.16)

2016
Operating expenses	$11,277,152	$10,454,130	$11,678,925	$11,868,254
Interest and other income	$490,421	$444,605	$378,381	$225,681
Realized loss from marketable securities	$(201,827)	$(142,675)	$(273,573)	$(521,786)
Net loss	$(10,988,558)	$(10,152,200)	$(11,574,117)	$(11,546,687)
Basic and diluted net loss per common share	$(0.64)	$(0.59)	$(0.67)	$(0.67)

