Form 10-Q
period 2018-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2018-05-07
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission file number: 001-35005

ASSEMBLY BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

11711 N. Meridian St., Suite 310
Carmel, Indiana	46032
(Address of principal executive offices)	(zip code)

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

As of May 2, 2018, there were 20,550,718 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$66,926,630	$82,033,209
Marketable securities, at fair value	42,232,348	37,914,482
Accounts receivable from collaboration	2,263,556	2,273,421
Prepaid expenses and other current assets	1,803,066	897,400
Total current assets	113,225,600	123,118,512

Long-term assets
Marketable securities, at fair value	-	3,347,213
Property, plant and equipment, net	731,500	860,026
Security deposits	425,592	339,558
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	42,795,228	46,184,933
Total assets	$156,020,828	$169,303,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,372,874	$2,123,939
Accrued expenses	4,647,472	6,139,000
Deferred revenue - short-term	5,159,587	5,229,227
Total current liabilities	12,179,933	13,492,166

Long-term liabilities
Deferred tax liabilities	2,135,802	2,135,802
Deferred revenue - long-term	39,323,844	40,555,708
Total long-term liabilities	41,459,646	42,691,510
Total liabilities	53,639,579	56,183,676

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 50,000,000 shares authorized; 20,386,736 and 20,137,974 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	20,387	20,138
Additional paid-in capital	370,104,986	364,528,037
Accumulated other comprehensive loss	(459,350)	(392,391)
Accumulated deficit	(267,284,774)	(251,036,015)
Total stockholders' equity	102,381,249	113,119,769
Total liabilities and stockholders' equity	$156,020,828	$169,303,445

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Collaboration revenue	$3,565,060	$684,369

Operating expenses:
Research and development	14,541,174	10,573,739
General and administrative	5,696,035	4,040,459
Total operating expenses	20,237,209	14,614,198
Loss from operations	(16,672,149)	(13,929,829)

Other income (expenses)
Interest and other income	446,406	136,484
Realized loss from marketable securities	(23,016)	(137,248)
Total other income (expense)	423,390	(764)
Net loss	$(16,248,759)	$(13,930,593)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification	(89,975)	(61,156)
Reclassification adjustment of unrealized loss included in net loss	23,016	137,248
Comprehensive loss	$(16,315,718)	$(13,854,501)

Net loss per share, basic and diluted	$(0.80)	$(0.81)

Weighted average common shares outstanding, basic and diluted	20,231,804	17,268,280

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net loss	$(16,248,759)	$(13,930,593)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	168,086	31,916
Stock-based compensation	4,082,767	1,224,647
Realized loss from marketable securities	23,016	137,248
Changes in operating assets and liabilities:
Accounts receivable from collaboration	9,865	-
Prepaid expenses and other current assets	(905,666)	(687,497)
Accounts payable	248,935	(420,948)
Accrued expenses	(1,491,528)	(739,261)
Deferred revenue	(1,301,504)	49,315,631
Security deposits	(86,034)	13,766
Net cash (used in) provided by operating activities	(15,500,822)	34,944,909

Cash flows from investing activities
Purchases of fixed assets	(39,560)	-
Purchases of marketable securities	(13,031,628)	-
Redemptions of marketable securities	11,971,000	6,658,000
Net cash (used in) provided by investing activities	(1,100,188)	6,658,000

Cash flows from financing activities
Proceeds from the exercise of stock options	1,494,431	640,017
Net cash provided by financing activities	1,494,431	640,017

Net (decrease) increase in cash and cash equivalents	(15,106,579)	42,242,926
Cash and cash equivalents at the beginning of the period	82,033,209	28,575,085
Cash and cash equivalents at the end of the period	$66,926,630	$70,818,011

Supplemental disclosure of cash flow information:
Change in unrealized (loss) gain on marketable securities available-for-sale	$(66,959)	$76,092

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	20,137,974	$20,138	$364,528,037	$(392,391)	$(251,036,015)	$113,119,769
Proceeds from the exercise of stock options	248,762	249	1,494,182	-	-	1,494,431
Change in unrealized loss on marketable securities	-	-	-	(66,959)	-	(66,959)
Stock-based compensation	-	-	4,082,767	-	-	4,082,767
Net loss	-	-	-	-	(16,248,759)	(16,248,759)
Balance as of March 31, 2018	20,386,736	$20,387	$370,104,986	$(459,350)	$(267,284,774)	$102,381,249

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

Over 250 million people worldwide are chronically infected with HBV. The Company’s HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with HBV. Assembly has discovered multiple novel core protein Allosteric Modifiers (CpAMs), which are small molecules that directly target and allosterically modify the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using its microbiome platform, the Company is developing product candidates for various disease indications, including ulcerative colitis, Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and Clostridium difficile infections (CDI), which the Company intends to develop either internally or in collaboration with partners.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet at March 31, 2018, condensed consolidated statements of operations and comprehensive loss for the three months ended March 31, 2018 and 2017, condensed consolidated statements of cash flows for the three months ended March 31, 2018 and 2017, and condensed consolidated statement of changes in stockholders’ equity for the three months ended March 31, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three months ended March 31, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018 (the 2017 Annual Report).

Use of Estimates

The preparation of the condensed consolidated financial statements in conformity with the U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, timing of revenue recognition and allocation of the transaction price to performance obligations, and the fair value of stock options and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

There have been no material changes in the Company’s significant accounting policies to those previously disclosed in the 2017 Annual Report other than the adoption of the Financial Accounting Standards Board (FASB) Accounting Standard Updates (ASU) 606, Revenue from Contracts with Customers (see Note 7).

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2018 and 2017 are as follows:

	March 31,
	2018	2017
Warrants to purchase common stock	15,296	16,909
Options to purchase common stock	4,826,361	4,816,126
Restricted stock units	251,559	-
Total	5,093,216	4,833,035

Revenue Recognition

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

•	Step 1: Identify the contract with the customer
•	Step 2: Identify the performance obligations in the contract
•	Step 3: Determine the transaction price
•	Step 4: Allocate the transaction price to the performance obligations in the contract
•	Step 5: Recognize revenue when the company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

•	the customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct); and
•	the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (for example, some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	variable consideration;
•	constraining estimates of variable consideration;
•	existence of a significant financing component in the contract;
•	noncash consideration; and
•	consideration payable to a customer.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Revenue for a sales-based or usage-based royalty promised in exchange for a license of intellectual property is recognized only when (or as) the later of the following events occurs:

•	the subsequent sale or usage occurs; or
•	the performance obligation to which some or all of the sales-based or usage-based royalty has been allocated has been satisfied (or partially satisfied).

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018 using the modified retrospective approach. The Collaboration Agreement is the Company’s only revenue contract, and adoption of ASU 2014-09 did not have any impact on the Company’s accounting for this agreement in the accompanying condensed consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities. ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. On January 1, 2018, the Company implemented ASU 2016-01 without any impact on the Company’s condensed consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. On January 1, 2018, the Company implemented ASU 2016-15 without any material impact on the Company’s condensed consolidated statement of cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting. ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, the Company implemented ASU 2017-09 without any material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Marketable Securities

Marketable securities consist of the following as of March 31, 2018 and December 31, 2017:

	March 31, 2018
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Short-term available-for-sale securities
Corporate bonds	$39,411,091	$3,335	$(260,507)	$39,153,919
Commercial paper	2,078,212	1,657	-	2,079,869
U.S. Treasury Securities	998,672	-	(112)	998,560
Total short-term available-for-sale securities	$42,487,975	$4,992	$(260,619)	$42,232,348
Total	$42,487,975	$4,992	$(260,619)	$42,232,348

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$38,092,585	$5,635	$(183,738)	$37,914,482

Long-term available-for-sale securities
Corporate bonds	3,357,778	-	(10,565)	3,347,213
Total	$41,450,363	$5,635	$(194,303)	$41,261,695

(1)	Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of March 31, 2018 is less than one year.

The fair value of marketable securities was classified into fair value measurement categories as of March 31, 2018 and December 31, 2017 as follows:

	March 31,	December 31,
	2018	2017
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	42,232,348	41,261,695
Significant unobservable inputs (Level 3)	-	-
Total	$42,232,348	$41,261,695

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of March 31, 2018 and December 31, 2017.

There were no transfers of marketable securities between Levels 1, 2 or 3 for the three months ended March 31, 2018 and 2017.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2018.

	Less than 12 Months		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$35,407,491	$(260,507)	$35,407,491	$(260,507)
U.S. Treasury Securities	998,560	(112)	998,560	(112)
Total	$36,406,051	$(260,619)	$36,406,051	$(260,619)

The Company has determined that the unrealized losses are deemed to be temporary as of March 31, 2018. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at March 31, 2018.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

	Useful life	March 31,	December 31,
	(Years)	2018	2017
Computer hardware and software	3	$114,683	$104,968
Lab equipment	3 to 5	369,827	369,827
Office equipment	7	55,199	25,354
Leasehold improvement	1 to 3.25	773,700	773,700
Total property, plant and equipment		1,313,409	1,273,849
Less: Accumulated depreciation and amortization		(581,909)	(413,823)
Property, plant and equipment, net		$731,500	$860,026

Depreciation expense for the three months ended March 31, 2018 and 2017 was $168,086 and $31,916, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
	2018	2017
Accrued expenses:
Salaries, bonuses and employee benefits	$1,307,440	$4,518,128
Research and development expenses	2,310,505	674,686
General and administrative expenses	1,029,527	946,186
Total accrued expenses	$4,647,472	$6,139,000

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 - Stockholders’ Equity

Common Stock

For the three months ended March 31, 2018, the Company issued an aggregate of 248,762 shares of common stock, and received gross proceeds of approximately $1.5 million from the exercise of options.

Preferred Stock

On January 24, 2018, the Board authorized the filing of a Certificate of Elimination with the Secretary of State of the State of Delaware to remove the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (the Series A Preferred Stock) from the Company’s Third Amended and Restated Certificate of Incorporation, as amended, because no shares of the Series A Preferred Stock were outstanding and no shares were available to be issued.

Options

In July 2010, the Company’s stockholders approved the 2010 Equity Incentive Plan (the 2010 Plan) and on May 19, 2011, the Company’s stockholders approved an amendment to the 2010 Plan increasing the authorized shares thereunder to 793,440, on a post-Split Effective Time basis. As of March 31, 2018, there were outstanding options to purchase an aggregate of 585,584 shares of common stock. Effective on June 2, 2016, the 2010 Plan was frozen and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the Amended and Restated 2014 Plan (as defined below).

In July 2014, the Company’s stockholders approved the 2014 Stock Incentive Plan (the 2014 Plan). On June 2, 2016, at the 2016 Annual Meeting of Stockholders, the Company’s stockholders approved the amendment and restatement of the Company’s 2014 Plan (the Amended and Restated 2014 Plan). Pursuant to the terms of the Amended and Restated 2014 Plan, the maximum number of shares reserved for issuance thereunder is 4,160,000. As of March 31, 2018, there were outstanding options to purchase an aggregate of 3,336,988 shares of common stock and 251,559 shares of common stock underlying outstanding restricted stock units (RSUs), and 181,078 shares available for grant under the Amended and Restated 2014 Plan.

On April 3, 2017, the Company’s Board of Directors adopted the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the Inducement Plan) pursuant to which the Company reserved 800,000 shares of common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM-5635-1. An “Award” is any right to receive Assembly common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, dividend equivalent rights, restricted stock awards, restricted stock unit awards, or any other stock award. As of March 31, 2018, there were outstanding options to purchase an aggregate of 437,550 shares of common stock and 362,450 shares available for grant under the Inducement Plan.

On March 8, 2018, the Company appointed Graham Cooper as the Company’s Chief Financial Officer and Chief Operating Officer. Mr. Cooper will also serve as the Company’s principal financial officer and principal accounting officer. In connection with his appointment, Mr. Cooper also was granted a non-qualified stock option to purchase 220,000 shares of the Company’s common stock. The option vests over three years as follows: one-third will vest on the first anniversary of the date of grant, March 8, 2019; and the remaining two-thirds will vest in 24 equal monthly installments, with the option becoming fully vested on March 8, 2021. The option is subject to Mr. Cooper’s continued service with Assembly through the applicable vesting dates and to acceleration upon the occurrence of certain events as set forth in the option agreement and his employment agreement.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A summary of the Company’s option activity and related information for the three-month period ended March 31, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value
Outstanding as of December 31, 2017	4,551,819	$9.66	$162,002,439
Granted	534,804	53.06	-
Exercised	(248,762)	6.01	-
Forfeited	(11,500)	16.65	-
Outstanding as of March 31, 2018	4,826,361	$14.64	$168,652,906
Options vested and exercisable	3,150,559	$7.70	$130,548,017

The fair value of the options granted for the three months ended March 31, 2018 and 2017, were based on the following assumptions:

Three Months Ended March 31,
	2018	2017
Exercise price	$45.80 - $57.53	$12.81 - $25.34
Expected stock price volatility	77.0% - 86.1%	85.4% - 87.0%
Risk-free rate of interest	2.57% - 2.79%	2.19% - 2.23%
Term (years)	5.5 - 7.0	5.5 - 7.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Nine Months Ending December 31, 2018	$12,899,608
Year Ending December 31, 2019	8,690,702
Year Ending December 31, 2020	3,254,762
Year Ending December 31, 2021	676,700
Year Ending December 31, 2022	25,487
Total	$25,547,259

The weighted average remaining contractual term of exercisable options is approximately 6.7 years at March 31, 2018.

Warrants

There was no warrant activity during the three months ended March 31, 2018. The weighted average remaining contractual life of outstanding warrants to purchase 15,296 shares of common stock at March 31, 2018 is approximately 2.4 years.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Restricted Stock Units

On December 8, 2017, the Company issued 120,000 RSUs to its Chief Scientific Officer, Richard Colonno. The RSUs will vest upon the occurrence of specified performance milestones; provided that none of these RSUs will vest prior to August 1, 2018. On March 29, 2018, the Company issued 131,559 RSUs to employees as annual performance awards, which RSUs will vest over four years assuming continuous service by the applicable employees through the vesting dates.

A summary of the Company's restricted stock units and related information is as follows:

	Number of units	Weighted average grant price
Unvested as of December 31, 2017	120,000	$44.28
Granted	131,559	49.14
Unvested as of March 31, 2018	251,559	$46.82

As of March 31, 2018, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock units of $10.1 million. The weighted average remaining contractual term of unvested RSUs is approximately 9.9 years at March 31, 2018.

Stock-based compensation expense for the three months ended March 31, 2018 and 2017 is as follows:

	Three Months Ended March 31,
	2018	2017
Research and development	$2,524,108	$951,926
General and administrative	1,558,659	272,721
Total stock-based compensation expense	$4,082,767	$1,224,647

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

In connection with the closing of the transaction on February 10, 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive variable consideration in the form of cost-sharing reimbursements, up to approximately $630 million in related to seven development milestones and up to approximately $2.15 billion in related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. There is significant uncertainty as to whether the stated milestones will be achieved, and the Company has not included the associated variable consideration in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the license and the performance of the research and development services combined for each of the four indications; the license is not distinct because Allergan cannot obtain value from the license without the research and development services that the Company is uniquely able to perform. The deferred revenue associated with the $50 million upfront payment will be recorded proportionally over a ten-year service period as the research and development services are expected to be performed. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. Given the early stage of development, the Company has determined the relative selling price for each of the four indications to be $12.5 million. For the three months ended March 31, 2018 and 2017, the Company recorded approximately $1.3 million and approximately $0.7 million, respectively, in revenue related to the amortization of deferred revenue. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $5.2 million and approximately $39.3 million at March 31, 2018 and approximately $5.2 million and approximately $40.6 million at December 31, 2017.

Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. The reimbursable expenses incurred in connection with the Collaboration Agreement during the three months ended March 31, 2018 and 2017 were approximately $2.3 million and nil, respectively, and recorded in collaboration revenue on the condensed consolidated statement of operations. In the condensed consolidated balance sheets, contract balances of approximately $2.3 million and approximately $2.3 million were recorded as accounts receivable from collaboration as of March 31, 2018 and December 31, 2017, respectively. As of January 1, 2018 and March 31, 2018, the Company had a contract liability balance of $0.2 million related to expense reimbursement performance obligations that were not satisfied.

Note 8 - Commitments and Contingencies

Real Property Leases and Equipment Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2018 unless the Company requests a six-month extension. The leased location in San Francisco, California supports both the HBV-cure and Microbiome programs. The Company also conducts research activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2019.

The total leasing expenses for the three months ended March 31, 2018 and 2017 were approximately $0.4 million and $0.3 million, respectively.

Equipment Lease

Pursuant to a Master Lease agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended March 31, 2018 and 2017 amounted to approximately $304,000 and $182,000, respectively. These equipment leases began to expire in 2017, with the final lease expiring in 2021. The sum of all future payments through termination is approximately $2.6 million.

Litigation

The Company is not a party to any material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018 (2017 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2017 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

HBV-cure Program

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered multiple novel Core protein Allosteric Modifiers (CpAMs), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, has completed the Phase 1a portion of a Phase 1a/1b human clinical trial in New Zealand and as of April 2018, all HBV patients have completed dosing in the Phase 1b portion of the clinical trial (ABI-H0731-101b) in New Zealand and other countries outside the United States. We have also completed an additional Phase 1a (ABI-H0731-102) pharmacokinetic (PK), safety and tolerability study of ABI-H0731 in healthy volunteers in the United States.

The interim data from our completed Phase 1a (ABI-H0731-102) safety and PK study and Phase1b (ABI-H0731-101b) study of antiviral effects was presented as a poster at The International Liver Congress™, the Annual Meeting of the European Association for the Study of the Liver (EASL) on April 12, 2018. The poster presented data for two cohorts (100 mg and 200 mg) of HBV patients that had completed dosing in the Phase 1b trial. Initial results from two incomplete patient cohorts (300 mg and 400 mg) were also reported. The poster also presented the safety and PK from three additional cohorts (100 mg, 200 mg and 300 mg) from a Phase 1a study in healthy volunteers.

The Phase 1b (ABI-H0731-101b) patient study enrolled both HBV e-antigen (HBeAg) positive and negative patients. Potent antiviral activity was observed across patient cohorts in a dose dependent manner. Specifically, in the ongoing 300 mg dose cohort, the mean overall decline from baseline was reported as ≥2.8 log10 IU/mL, with ≥2.9 and 2.5 log10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). We intend to report complete results from this study at a scientific conference later in 2018.

Across all cohorts in the Phase 1a and Phase 1b studies, ABI-H0731 was generally well tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. Among the 62 patients and volunteers treated for 14-28 days, all treatment emergent adverse events were observed to be minor (Grade 1), with the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation. No other treatment discontinuations have occurred in these studies.

The interim study results from our Phase 1a (ABI-H0731-102) and 1b (ABI-H0731-101b) clinical studies support the advancement of ABI-H0731 into Phase 2a combination studies using the 300 mg dose. The Phase 2a clinical studies are expected to begin in mid-2018. The first study will enroll HBeAg positive patients on standard of care nucleos(t)ide therapy with suppressed viral loads. Patients will continue their nucleos(t)ide therapy and be randomized to either placebo or ABI-H0731 for six months. This study is designed to evaluate if adjunctive ABI-H0731 therapy can inhibit the generation of cccDNA molecules as compared to treatment with standard of care alone. We anticipate that a successful study will show a greater decline of HBV surface Antigen (a surrogate marker of cccDNA activity) in the combination therapy arm of the study as compared to the monotherapy arm of the study. A second Phase 2a study will enroll treatment naïve HBeAg positive patients and is designed to compare the antiviral activity of entecavir (standard of care nucleoside analogue inhibitor of the HBV polymerase) therapy alone compared to entecavir in combination with ABI-H0731 for six months. We anticipate that a successful study will show a greater decline in viral load per unit time in the combination therapy arm as compared to the monotherapy arm. We anticipate initial results from these studies during the first half of 2019.

Other Product Candidates

In the fourth quarter of 2017, we announced the selection of our second product candidate from this program, ABI-H2158, which is currently undergoing investigational new drug (IND) enabling studies. Pending the successful completion of IND-enabling studies and clearance of an IND, ABI-H2158 is expected to begin a Phase 1a human clinical trial in the fourth quarter of 2018. ABI-H2158 is an internally discovered and developed drug product candidate that is chemically distinct from ABI-H0731. We anticipate the selection of a third CpAM product candidate for this program in 2018.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The Microbiome program is prioritizing efforts on optimizing our lead product candidates, ABI-M201 (Ulcerative Colitis) and ABI-M301 (Crohn’s disease), in preparation for studies to support potential INDs. Using our microbiome platform, we are exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH), immuno-oncology and Clostridium difficile infections (CDI), which indications we may pursue either internally or in collaboration with partners.

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

Operations

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

Our critical accounting policies and significant estimates are detailed in our 2017 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2017 Annual Report, except for those accounting subjects mentioned in the section of the notes to the condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements.

Results of Operations

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

For the three months ended March 31, 2018 and 2017, collaboration revenue was approximately $3.6 million and $0.7 million, respectively, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. This increase is the result of ramp-up in activities under the Collaboration Agreement and related reimbursements received from Allergan.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $12.0 million for the three months ended March 31, 2018, an increase of approximately $2.4 million from approximately $9.6 million for the same period in 2017. The increase was primarily due to an increase of approximately $0.9 million in research expenses for our Microbiome program and an increase of approximately $1.6 million in research expenses for our HBV-cure program, which were offset by a decrease of $0.1 million in research expenses for outsourced chemistry.

Stock-based compensation expense was approximately $2.5 million for the three months ended March 31, 2018, an increase of approximately $1.5 million from approximately $1.0 million for the same period in 2017.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $4.1 million for the three months ended March 31, 2018, an increase of approximately $0.3 million from approximately $3.8 million for the same period in 2017. The increase was primarily due to an increase of approximately $1.1 million in salary and benefits expenses due to additional employees in Legal, IT, HR and Finance and $0.1 million of franchise tax expense, which were offset by a decrease of $0.6 million in legal expenses and $0.4 million in professional expenses.

Stock-based compensation expense was approximately $1.6 million for the three months ended March 31, 2018, an increase of approximately $1.3 million from approximately $0.3 million for the same period in 2017.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2018 principally through equity financing, raising an aggregate of approximately $257.4 million in net proceeds, and a strategic partnership raising an aggregate of $50 million in upfront payments.

Cash Flows for the Three Months Ended March 31, 2018 and 2017

Net Cash from Operating Activities

Net cash used in operating activities was approximately $15.5 million for the three months ended March 31, 2018. It was primarily driven by a $16.2 million net loss and a decrease of $3.5 million of operating assets and liabilities, and offset by a $4.1 million non-cash expense recorded for the stock-based compensation and $0.2 million of depreciation and amortization expense.

Net cash provided by operating activities was approximately $35.0 million for the three months ended March 31, 2017 and funded our research and development program activities and general and administrative expenses. It was primarily driven by $49.3 million of deferred revenue related to the Collaboration Agreement and $1.2 million of non-cash stock-based compensation expense, which were offset by a $13.9 million net loss, an increase of $0.7 million of operating assets and a decrease of $1.2 million in operating liabilities, excluding deferred revenue.

Net Cash from Investing Activities

Net cash used in investing activities from continuing operations for the three months ended March 31, 2018 was $1.1 million due to the purchase of approximately $13.0 million of marketable securities and $40,000 of fixed assets, which were offset by a $12.0 million redemption of marketable securities.

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2017 was $6.7 million due to the redemption of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2018 was $1.5 million, resulting from the exercise of stock options to purchase 248,762 shares of common stock.

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

Based upon our cash position as of March 31, 2018, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our 2017 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2017 Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are not a party to any material legal proceedings. In the future, we might from time to time become involved in litigation relating to claims arising from our ordinary course of business.

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

In addition, all of our product candidates are currently in early clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies or Phase 1a/1b clinical data. We cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates and therapeutic approaches is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful, and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV-cure program and our Microbiome program. We cannot be certain that we or our collaborators will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

We and our collaborators are not permitted to market or promote any product candidates in the United States, Europe or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a biologics license application (BLA) or new drug application (NDA) to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the foreseeable future.

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

We may publicly disclose top-line or interim data from time to time, which is based on a preliminary analysis of then-available efficacy, tolerability, PK and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate fully and carefully all data. As a result, the top-line or interim results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the interim or preliminary data we previously published. As a result, top-line and interim data should be viewed with caution until the final data are available.

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

In order to obtain FDA approval to market a new drug product, we must demonstrate safety and effectiveness in humans. To meet these requirements, we must conduct extensive nonclinical testing and sufficient adequate and well-controlled clinical trials. Conducting clinical trials is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting nonclinical studies or clinical trials might cause us to incur additional operating expenses. The commencement and rate of completion of clinical trials might be delayed by many factors, including, for example:

•	delays in reaching agreement with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites;
•	failure to demonstrate efficiency during clinical trials;
•	the emergence of unforeseen safety issues;
•	inability to manufacture sufficient quantities of qualified materials under cGMP for use in clinical trials;
•	slower than expected rates of patient recruitment;
•	failure to recruit a sufficient number of patients;
•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	modification of clinical trial protocols;
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical trial materials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements for clinical trials;
•	delays, suspension, or termination of clinical trials by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and
•	government, institutional review board, ethics committee, or other regulatory delays or clinical holds requiring suspension or termination of the trials.

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

Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials. Such results could also cause us to, or regulatory authorities to require us to, cease further development of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations. In the Phase 1a portion of the trial recently completed in New Zealand and the Phase 1b interim data recently reported, the most common treatment-emergent adverse events that we observed were headaches and rashes, which were among the only adverse events deemed by clinical investigators to be probably or possibly related to the study drug, with the exception of a single isolated Grade 3 rash that resolved rapidly without intervention other than treatment discontinuation, which is the only study discontinuation to date.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product and require us to take them off the market;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

•	regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a Risk Evaluation Mitigation Strategies (REMS) plan to ensure that the benefits of the product outweigh its risks;

•	we may be required to change the way a product is administered, conduct additional clinical trials or change the labeling of a product;

•	we may be subject to limitations on how we may promote the product;

•	sales of the product may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

Any of these events could prevent us or any collaborators from achieving or maintaining market acceptance of our product candidates or could substantially increase commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenue from the sale of our product candidates.

We have a limited operating history and a history of operating losses and expect to incur significant additional operating losses.

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of March 31, 2018 and December 31, 2017, the combined company had an accumulated deficit of approximately $267.3 million and $251.0 million, respectively, and net losses of approximately $42.8 million, $44.3 million and $28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731, our first HBV-cure candidate, through clinical development and conduct nonclinical studies and clinical trials of ABI-H2158, our second HBV-cure product candidate;

•	advance ABI-M201 and ABI-M301, the lead candidates from our Microbiome program, toward potential INDs;

•	continue to undertake research and development to identify potential additional product candidates in both our HBV-cure and Microbiome programs;

•	seek regulatory approvals for our product candidates; and

•	pursue our intellectual property strategy.

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

On January 6, 2017, we entered into the Collaboration Agreement with Allergan for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first proof of concept (POC) trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV-cure program and our Microbiome program.

Our license agreement with Indiana University Research and Technology Corporation (IURTC) from whom we have licensed ABI-H0731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to ABI-H0731 and certain other HBV therapies. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000. As of March 31, 2018, no performance milestone payments have been made. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (Therabiome), from whom we have licensed our delivery platform of our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

Research, development and commercialization goals may not be achieved in the timeframes that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

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

Each of these risks could delay our development efforts, nonclinical studies and clinical trials or the approval, if any, of our product candidates by the FDA or applicable non-U.S. regulatory authorities or the commercialization of our product candidates and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

If we or our collaborators cannot compete successfully for market share against other companies, we might not achieve sufficient product revenues and our business will suffer.

If our product candidates receive approval from the FDA or applicable non-U.S. regulatory authorities, they will compete with a number of existing and future drugs and biologics developed, manufactured and marketed by others. Existing or future competing drugs might provide greater therapeutic convenience or clinical or other benefits for a specific indication than our product candidates or might offer comparable performance at a lower cost. If our product candidates fail to capture and maintain market share, we might not achieve sufficient product revenues and our business will suffer.

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

The commercial success of our product candidates will depend upon the degree of market acceptance by physicians, patients, third-party payors and others in the medical community.

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payors accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

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

As of March 31, 2018, we had 85 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and if we or our collaborators are ultimately unable to obtain regulatory approval for our product candidates, our business will be substantially harmed.

We, or any current or future collaborators, cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the applicable regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA, in the case of our HBV-cure program, or a BLA, in the case of our product candidates in our Microbiome program, demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical trials. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

Our research, development and manufacturing activities and/or those of our third-party contractors might involve the controlled use of hazardous materials and chemicals. Although we will strive to have our safety procedures, and those of our contractors, for using, storing, handling and disposing of these materials comply with federal, state and local laws and regulations, we cannot completely eliminate the risk of accidental injury or contamination from these materials. In the event of such an accident, we could be held liable for any resulting damages, and any liability could materially adversely affect our business, financial condition and results of operations. In addition, the federal, state and local laws and regulations governing the use, manufacture, storage, handling and disposal of hazardous or radioactive materials and waste products might require us to incur substantial compliance costs that could materially adversely affect our business, financial condition and results of operations. We currently do not carry hazardous materials liability insurance. We intend to obtain such insurance in the future, if necessary, but cannot give assurance that we could obtain such coverage.

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

We are establishing international operations and conducting clinical trials outside of the United States, including in China, and a number of risks associated with international operations could materially and adversely affect our business.

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

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States

Many companies have encountered significant problems in protecting and defending intellectual property rights in certain countries. The legal systems of certain countries, particularly countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights. In China, our intended establishment of significant operations will depend in substantial part on our ability to enforce effectively our intellectual property rights in that country. Proceedings to enforce our intellectual property rights in foreign countries could result in substantial costs and divert our efforts and attention from other aspects of our business and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted and could provoke third parties to assert claims against us. We may not prevail in all legal or other proceedings that we may initiate and, if we were to prevail, the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

•	Others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed.

•	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.

•	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.

•	The prosecution of our pending patent applications may not result in granted patents.

•	Granted patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.

•	Patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product.

•	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through March 31, 2018, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At March 31, 2018, our executive officers and directors owned approximately 7.9% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 60.2% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Several provisions of the Delaware General Corporation Law and our charter documents could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our securities could be reduced as a result. These provisions may include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholders’ approval;

•	prohibiting us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;

•	prohibiting cumulative voting in the election of directors;

•	prohibiting shareholder action by written consent;

•	limiting the persons who may call special meetings of stockholders; and

•	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

If securities analysts downgrade our stock or cease coverage of us, the price of our stock could decline.

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, a limited number of financial analysts publish reports about us and our business. We do not control these analysts or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any analyst who covers us downgrades our stock, our stock price would likely decline rapidly. If one or more analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a)Exhibits.   The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Employment Agreement, dated March 8, 2018, by and between Assembly Biosciences, Inc. and Graham Cooper.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101	Financials in XBRL format.	X

#	Represents management contracts or compensatory plans or arrangements.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: May 7, 2018	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 7, 2018	By:	/s/ Graham Cooper
Graham Cooper
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)