Form 10-Q
period 2018-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2018-08-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 25,446,479 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$54,192,131	$82,033,209
Marketable securities, at fair value	38,480,105	37,914,482
Accounts receivable from collaboration	2,125,597	2,273,421
Prepaid expenses and other current assets	2,731,385	897,400
Total current assets	97,529,218	123,118,512

Long-term assets
Marketable securities, at fair value	2,204,103	3,347,213
Property, plant and equipment, net	639,897	860,026
Security deposits	406,735	339,558
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	44,888,871	46,184,933
Total assets	$142,418,089	$169,303,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,538,976	$2,123,939
Accrued expenses	5,079,780	6,139,000
Deferred revenue - short-term	5,512,109	5,229,227
Total current liabilities	13,130,865	13,492,166

Long-term liabilities
Deferred tax liabilities	2,108,367	2,135,802
Deferred revenue - long-term	38,078,292	40,555,708
Total long-term liabilities	40,186,659	42,691,510
Total liabilities	53,317,524	56,183,676

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; 20,614,498 and 20,137,974 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	20,614	20,138
Additional paid-in capital	383,543,035	364,528,037
Accumulated other comprehensive loss	(372,078)	(392,391)
Accumulated deficit	(294,091,006)	(251,036,015)
Total stockholders' equity	89,100,565	113,119,769
Total liabilities and stockholders' equity	$142,418,089	$169,303,445

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Collaboration revenue	$3,217,865	$2,359,311	$6,782,925	$3,043,680

Operating expenses:
Research and development	17,840,128	12,125,021	32,381,302	22,698,760
General and administrative	12,543,658	3,801,541	18,239,693	7,842,000
Total operating expenses	30,383,786	15,926,562	50,620,995	30,540,760
Loss from operations	(27,165,921)	(13,567,251)	(43,838,070)	(27,497,080)

Other income (expenses)
Interest and other income	453,016	239,858	899,422	376,342
Realized loss from marketable securities	(127,234)	(340,984)	(150,250)	(478,232)
Total other income	325,782	(101,126)	749,172	(101,890)
Loss before income taxes	(26,840,139)	(13,668,377)	(43,088,898)	(27,598,970)

Income tax benefit	33,907	69,513	33,907	69,513
Net loss	$(26,806,232)	$(13,598,864)	$(43,054,991)	$(27,529,457)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit of $29,835, $57,437, $29,835 and $57,437, respectively	(39,962)	(31,203)	(129,937)	(92,359)
Reclassification adjustment of unrealized loss included in net loss, net of tax expense of $36,307, $183,371, $36,307 and $183,371, respectively	127,234	157,613	150,250	294,861
Comprehensive loss	$(26,718,960)	$(13,472,454)	$(43,034,678)	$(27,326,955)

Net loss per share, basic and diluted	$(1.30)	$(0.78)	$(2.11)	$(1.59)
Weighted average common shares outstanding, basic and diluted	20,541,549	17,342,623	20,387,532	17,305,657

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities
Net loss	$(43,054,991)	$(27,529,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	311,946	82,830
Stock-based compensation	15,671,738	3,235,908
Realized loss from marketable securities	150,250	478,232
Deferred income tax benefit	(33,907)	(69,513)
Changes in operating assets and liabilities:
Accounts receivable from collaboration	147,824	(1,113,759)
Prepaid expenses and other current assets	(1,833,985)	(367,180)
Accounts payable	415,037	(1,680,223)
Accrued expenses	(1,059,220)	1,552,724
Deferred revenue	(2,194,534)	48,070,080
Security deposits	(67,177)	(71,884)
Net cash (used in) provided by operating activities	(31,547,019)	22,587,758

Cash flows from investing activities
Purchases of fixed assets	(91,817)	-
Purchases of marketable securities	(32,166,978)	(32,591,164)
Redemptions of marketable securities	32,621,000	20,133,000
Net cash provided by (used in) investing activities	362,205	(12,458,164)

Cash flows from financing activities
Proceeds from the exercise of stock options	3,343,736	748,058
Net cash provided by financing activities	3,343,736	748,058

Net (decrease) increase in cash and cash equivalents	(27,841,078)	10,877,652
Cash and cash equivalents at the beginning of the period	82,033,209	28,575,085
Cash and cash equivalents at the end of the period	$54,192,131	$39,452,737

Supplemental disclosure of cash flow information:
Change in unrealized gain on marketable securities available-for-sale, before tax expense	$26,785	$328,436

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2017	20,137,974	$20,138	$364,528,037	$(392,391)	$(251,036,015)	$113,119,769
Proceeds from the exercise of stock options	476,524	476	3,343,260	-	-	3,343,736
Change in unrealized gain on marketable securities, net of income tax expense of $6,472	-	-	-	20,313	-	20,313
Stock-based compensation	-	-	15,671,738	-	-	15,671,738
Net loss	-	-	-	-	(43,054,991)	(43,054,991)
Balance as of June 30, 2018	20,614,498	$20,614	$383,543,035	$(372,078)	$(294,091,006)	$89,100,565

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), is a clinical-stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

Over 250 million people worldwide are chronically infected with HBV. The Company’s HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with HBV. Assembly has discovered multiple novel core protein Allosteric Modifiers (CpAMs or core inhibitors), which are small molecules that directly target and allosterically modify the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The Microbiome program is prioritizing efforts on optimizing our lead product candidates, ABI-M201 (Ulcerative Colitis) and ABI-M301 (Crohn’s disease), in preparation for studies to support potential INDs. Using our microbiome platform, we are exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we may pursue either internally or in collaboration with partners.

In January 2017, the Company entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction in February 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications (see Note 7). Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, the Company has an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet at June 30, 2018, condensed consolidated statements of operations and comprehensive loss for the three and six months ended June 30, 2018 and 2017, condensed consolidated statements of cash flows for the six months ended June 30, 2018 and 2017, and condensed consolidated statement of changes in stockholders’ equity for the six months ended June 30, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and six months ended June 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017, and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018 (the 2017 Annual Report).

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

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable under the collaboration agreement, and the fair value of stock options, restricted stock units (RSUs) and warrants granted to employees, consultants, directors, investors, licensors, placement agents and underwriters.

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

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Warrants to purchase common stock	15,296	16,909
Options to purchase common stock	4,740,674	4,837,464
Restricted stock units	350,059	-
Total	4,946,743	4,854,373

Revenue Recognition

The Company recognizes revenue under the FASB’s Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

Adoption of Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), as modified by ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. The revenue recognition principle in ASU 2014-09 is that an entity should recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, new and enhanced disclosures will be required. Companies may adopt the new standard either using the full retrospective approach, a modified retrospective approach with practical expedients, or a cumulative effect upon adoption approach. The Company adopted the new standard on January 1, 2018 using the modified retrospective approach. The Collaboration Agreement is the Company’s only revenue contract, and adoption of ASU 2014-09 did not have any impact on the Company’s accounting for the Collaboration Agreement in the accompanying condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12  months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation—Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. This ASU is required to be applied with a modified retrospective approach, which gives the option of applying the new lease requirements as of the effective date with enhanced disclosure requirements for comparative periods presented under the current guidance, or applying the new standard at the beginning of the earliest comparative period presented. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

Note 3 - Marketable Securities

Marketable securities consist of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$35,562,134	$5,122	$(179,540)	$35,387,716
Commercial paper	2,078,212	14,537	-	2,092,749
U.S.Treasury Securities	998,672	968	-	999,640
Total short-term available-for-sale securities	$38,639,018	$20,627	$(179,540)	$38,480,105

Long-term available-for-sale securities
Corporate bonds	$2,207,073	$-	$(2,970)	$2,204,103
Total	$40,846,091	$20,627	$(182,510)	$40,684,208

(1)	Gross unrealized gain (loss) is pre-tax.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$38,092,585	$5,635	$(183,738)	$37,914,482

Long-term available-for-sale securities
Corporate bonds	3,357,778	-	(10,565)	3,347,213
Total	$41,450,363	$5,635	$(194,303)	$41,261,695

(1) Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of June 30, 2018 is less than one year. The weighted average contractual term to maturity of long-term marketable securities held by the Company is approximately one year as of June 30, 2018.

The fair value of marketable securities was classified into fair value measurement categories as of June 30, 2018 and December 31, 2017 as follows:

	June 30,	December 31,
	2018	2017
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	40,684,208	41,261,695
Significant unobservable inputs (Level 3)	-	-
Total	$40,684,208	$41,261,695

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of June 30, 2018 and December 31, 2017.

There were no transfers of marketable securities between Levels 1, 2 or 3 for the six months ended June 30, 2018 and 2017.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2018.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$31,221,671	$(177,650)	$999,150	$(4,860)	$32,220,821	$(182,510)
Total	$31,221,671	$(177,650)	$999,150	$(4,860)	$32,220,821	$(182,510)

The Company has determined that the unrealized losses are deemed to be temporary as of June 30, 2018. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at June 30, 2018.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		June 30,	December 31,
	Useful life (Years)	2018	2017
Computer hardware and software	3	$150,775	$104,968
Lab equipment	3 to 5	369,827	369,827
Office equipment	7	55,199	25,354
Leasehold improvement	1 to 3.25	789,865	773,700
Total property, plant and equipment		1,365,666	1,273,849
Less: Accumulated depreciation and amortization		(725,769)	(413,823)
Property, plant and equipment, net		$639,897	$860,026

Depreciation expense for the three months ended June 30, 2018 and 2017 was approximately $143,860 and $50,914, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Depreciation expense for the six months ended June 30, 2018 and 2017 was approximately $311,946 and $82,830, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
	2018	2017
Accrued expenses:
Salaries, bonuses and employee benefits	$2,601,181	$4,518,128
Research and development expenses	1,394,397	674,686
General and administrative expenses	1,084,202	946,186
Total accrued expenses	$5,079,780	$6,139,000

Note 6 - Stockholders’ Equity

Common Stock

On May 30, 2018, the Company’s stockholders approved the adoption of the Fourth Amended and Restated Certificate of Incorporation, which amended and restated the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to, among other things, increase the authorized number of shares of common stock, par value $0.001 per share, from 50,000,000 shares to 100,000,000 shares. The Fourth Amended and Restated Certificate of Incorporation was filed with the Secretary of State of the State of Delaware on May 31, 2018.

For the six months ended June 30, 2018, the Company issued an aggregate of 476,524 shares of common stock and received gross proceeds of approximately $3.3 million from the exercise of options.

Preferred Stock

On January 24, 2018, the Board authorized the filing of a Certificate of Elimination with the Secretary of State of the State of Delaware to remove the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (the Series A Preferred Stock) from the Company’s Third Amended and Restated Certificate of Incorporation, as amended (which was amended and restated on May 31, 2018), because no shares of the Series A Preferred Stock were outstanding and no shares were available to be issued.

Options

As of June 30, 2018, the Company had awards outstanding under the 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen, the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan) and the Assembly Biosciences, Inc. 2017 Inducement Award Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan will become available for issuance under the 2014 Plan.

On May 30, 2018, the Company’s stockholders approved the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of common stock for issuance. Shares underlying awards that are forfeited under the 2014 Plan on or after May 30, 2018 will also become available for issuance under the 2018 Plan. As of June 30, 2018, no awards had been made under the 2018 Plan.

A summary of the Company’s option activity and related information for the six-month period ended June 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value
Outstanding as of December 31, 2017	4,551,819	$9.66	$162,002,439
Granted	718,604	50.93	-
Exercised	(476,524)	7.05	-
Forfeited	(53,225)	14.67	-
Outstanding as of June 30, 2018	4,740,674	$16.12	$155,548,709
Options vested and exercisable	3,114,694	$8.42	$95,909,545

The fair value of the options granted for the six months ended June 30, 2018 and 2017, were based on the following assumptions:

Six Months Ended June 30,
	2018	2017
Exercise price	$41.36 - $57.53	$12.81 - $25.96
Expected stock price volatility	76.7% - 86.1%	84.4% - 87.0%
Risk-free rate of interest	2.56% - 2.93%	2.02% - 2.23%
Term (years)	5.5 - 7.0	5.5 - 7.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Six Months Ending December 31, 2018	$10,112,053
Year Ending December 31, 2019	10,698,701
Year Ending December 31, 2020	3,823,450
Year Ending December 31, 2021	904,725
Year Ending December 31, 2022	38,214
Total	$25,577,143

The weighted average remaining contractual term of exercisable options is approximately 6.5 years at June 30, 2018.

Warrants

There was no warrant activity during the six months ended June 30, 2018. The weighted average remaining contractual life of outstanding warrants to purchase 15,296 shares of common stock at June 30, 2018 is approximately 2.2 years.

Restricted Stock Units

On March 29, 2018, the Company issued 131,559 RSUs to employees as annual performance awards, which RSUs will vest over four years assuming continuous service by the applicable employees through the vesting dates. On June 1, 2018, the Company issued 100,000 RSUs to a consultant for services, which RSUs will vest quarterly over 18 months assuming continuous services by the consultant under his consulting agreement through the vesting dates.

A summary of the Company's restricted stock units and related information is as follows:

	Number of units	Weighted average grant price
Unvested as of December 31, 2017	120,000	$44.28
Granted	231,559	44.85
Forfeited	(1,500)	49.14
Unvested as of June 30, 2018	350,059	$44.64

As of June 30, 2018, the Company had unrecognized stock-based compensation expense related to all unvested restricted stock units of $8.0 million. The weighted average remaining contractual term of unvested RSUs is approximately 9.7 years at June 30, 2018.

ESPP

On May 30, 2018, the Company’s stockholders approved the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan (the 2018 ESPP). The 2018 ESPP provides for the purchase by employees of up to an aggregate of 400,000 shares of the Company’s common stock.

Eligible employees can purchase the Company’s Common Stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. The ESPP is compensatory and results in stock-based compensation expense.

As of June 30, 2018, no shares have been purchased and 400,000 shares are available for future sale under the Company’s 2018 ESPP. Share-based compensation expense recorded was approximately $18,887 for the three and six months ended June 30, 2018.

Total stock-based compensation expense for the three and six months ended June 30, 2018 and 2017 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Research and development	$3,689,413	$1,226,269	$6,213,521	$2,178,195
General and administrative	7,899,558	784,992	9,458,217	1,057,713
Total stock-based compensation expense	$11,588,971	$2,011,261	$15,671,738	$3,235,908

Note 7 -  Collaboration Agreement

In January 2017, the Company entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for ulcerative colitis (UC), Crohn’s disease, and irritable bowel syndrome (IBS). Allergan and the Company will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

In connection with the closing of the transaction in February 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive variable consideration in the form of cost-sharing reimbursements, up to approximately $630 million in related to seven development milestones and up to approximately $2.15 billion in related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. There is significant uncertainty as to whether the stated milestones will be achieved, and the Company has not included the associated variable consideration in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

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

The Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the license and the performance of the research and development services combined for each of the four indications; the license is not distinct because Allergan cannot obtain value from the license without the research and development services that the Company is uniquely able to perform. The deferred revenue associated with the $50 million upfront payment will be recorded proportionally over a ten-year service period as the research and development services are expected to be performed. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. Given the early stage of development, the Company has determined the relative selling price for each of the four indications to be $12.5 million. For the three months ended June 30, 2018 and 2017, the Company recorded approximately $1.2 million and $1.2 million, respectively, in revenue related to the amortization of deferred revenue. For the six months ended June 30, 2018 and 2017, the Company recorded approximately $2.5 million and $1.9 million, respectively, in revenue related to the amortization of deferred revenue. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $5.5 million and approximately $38.1 million at June 30, 2018 and approximately $5.2 million and approximately $40.6 million at December 31, 2017.

Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. The reimbursable expenses incurred in connection with the Collaboration Agreement during the three months ended June 30, 2018 and 2017 were approximately $2.0 million and $1.1 million, and during the six months ended June 30, 2018 and 2017 were approximately $4.3 million and $1.1 million, respectively, and recorded in collaboration revenue on the condensed consolidated statement of operations. On the condensed consolidated balance sheets, contract balances of approximately $2.1 million and approximately $2.3 million were recorded as accounts receivable from collaboration as of June 30, 2018 and December 31, 2017, respectively. As of January 1, 2018, and June 30, 2018, the Company had a contract liability balance of $0.2 million and $0.5 million, respectively, related to expense reimbursement performance obligations that were not satisfied.

Note 8 - Commitments and Contingencies

Real Property Leases and Equipment Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that expires in December 2018. The leased location in San Francisco, California supports both the HBV-cure and Microbiome programs. The Company also conducts research, development and small scale manufacturing activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2019.

The total leasing expenses for the three months ended June 30, 2018 and 2017 were approximately $0.4 million and $0.3 million, respectively. The total leasing expenses for the six months ended June 30, 2018 and 2017 were approximately $0.8 million and $0.6 million, respectively.

Equipment Lease

Pursuant to a Master Lease Agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended June 30, 2018 and 2017 amounted to approximately $344,000 and $180,000, respectively. The equipment lease expense for the six months ended June 30, 2018 and 2017 amounted to approximately $648,000 and $359,000, respectively. These equipment leases began to expire in 2017, with the final lease expiring in 2021. The sum of all future payments through termination is approximately $3.6 million.

Litigation

The Company is not a party to any material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Note 9 – Subsequent Events

Follow-on Equity Financing

On July 11, 2018, the Company entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC and William Blair & Company, L.L.C., as representatives of the several underwriters listed in Schedule 1 thereto (the “Underwriters”), in connection with the issuance and sale of 4,000,000 shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $36.00 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, the Company granted the Underwriters a 30-day option to purchase up to 600,000 additional shares of Common Stock on the same terms, and the Underwriters exercised the option in full on July 12, 2018 (the “Option Exercise”). The Company received aggregate net proceeds of approximately $155.4 million from the Offering and the Option Exercise, after deducting underwriting discounts and commissions and estimated offering expenses payable by the Company.

Sublease of Office and Laboratory Space in South San Francisco, California

On July 18, 2018, the Company and Prothena Biosciences Inc. (“Sub-Sublandlord”) entered into a sub-sublease for the Company’s lease of approximately 46,641 square feet of office and laboratory space (the “Sublease”) in South San Francisco, California (the “Premises”). The term of the Sublease begins on the date on which all necessary consents have been executed and delivered, including the consents of HCP BTC, LLC (the “Master Landlord”) and Amgen, Inc. (the “Sublandlord”). The term of the Sublease shall continue until December 15, 2023. The Company’s obligation to pay rent begins on the date on which Sub-Sublandlord first delivers a portion of the Premises to the Company, which is expected to occur on or before October 16, 2018 (the “Rent Commencement Date”). Sub-Sublandlord has agreed to use good faith efforts to submit and obtain any and all necessary permits promptly, complete any and all improvements agreed upon and deliver the complete Premises not later than November 30, 2018.

The Company is obligated to pay Sub-Sublandlord monthly base rent in the following amounts:

Months	Monthly Base Rent per Rentable Square Foot	Total Monthly Base Rent for the Complete Premises (following delivery of Premises)
Rent Commencement Date – August 31, 2019	$4.85	$226,208.85 (prorated)
September 1, 2019 – August 31, 2020	$5.02	$234,137.82
September 1, 2020 – August 31, 2021	$5.20	$242,533.20
September 1, 2021 – August 31, 2022	$5.38	$250,928.58
September 1, 2022 – August 31, 2023	$5.57	$259,790.37
September 1, 2023 – December 15, 2023	$5.76	$268,652.16 (prorated)

In addition to the Company’s monthly base rent obligations, the Company is obligated to pay Sub-Sublandlord (1) all of the operating expenses allocated to the Premises, (2) additional charges, costs, fees or expenses for which Sub-Sublandlord is separately charged under the sublease or the master lease, (3) other sums of money relating to the Premises that are or become payable by Sub-Sublandlord to Sublandlord that have accrued during the term, (4) any real property taxes and assessments related to the Premises that are separately billed to the Sublandlord or Sub-Sublandlord during the term of the Sublease, (5) any and all charges of the Master Landlord or the Sublandlord or other amounts payable to the Master Landlord or the Sublandlord under the master lease or the sublease caused by the Company’s failure to perform its obligations under the Sublease.

Pursuant to the Sublease, the Company deposited $552,986.74 as security for the Company’s performance of the terms of the Sublease.

Pursuant to the Sublease, the Company has the option to expand the Premises by approximately 33,137 square feet of office space, provided the Company gives notice to Sub-Sublandlord by December 31, 2019. Also pursuant to the Sublease, the Company has a right of first refusal regarding any future sub-sublease of any portion of the subleased premises by the Sub-Sublandlord.

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

Overview

We are a clinical-stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

HBV-cure Program

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered multiple novel Core protein Allosteric Modifiers (CpAMs or core inhibitors), which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, has completed both the Phase 1a portion of a Phase 1a/1b human clinical trial in New Zealand and the Phase 1b portion of the clinical trial (ABI-H0731-101b) in New Zealand and other countries outside the United States. We have also completed an additional Phase 1a (ABI-H0731-102) pharmacokinetic (PK), safety and tolerability study of ABI-H0731 in healthy volunteers in the United States.

The interim data from our completed Phase 1a (ABI-H0731-102) safety and PK study and Phase1b (ABI-H0731-101b) study of antiviral effects was presented at The International Liver Congress, the Annual Meeting of the European Association for the Study of the Liver (EASL) on April 12, 2018. The poster presented data for two cohorts (100 mg and 200 mg) of HBV patients that had completed dosing in the Phase 1b trial. Initial results from two incomplete patient cohorts (300 mg and 400 mg) were also reported. The poster also presented the safety and PK from three additional cohorts (100 mg, 200 mg and 300 mg) from a separate Phase 1a study in healthy volunteers.

The Phase 1b (ABI-H0731-101b) patient study enrolled both HBV e-antigen (HBeAg) positive and negative patients. Potent antiviral activity was observed across patient cohorts in a dose dependent manner. Specifically, in the 300 mg dose cohort, the mean overall decline from baseline was ≥2.8 log 10 IU/mL, with ≥2.9 and 2.5 log 10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log 10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). We intend to report final results from this study at a scientific conference later in 2018.

Across all cohorts in the Phase 1a and Phase 1b studies, ABI-H0731 was generally well tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. Among the 62 patients and volunteers treated for 14-28 days, all treatment emergent adverse events were observed to be minor (Grade 1), with the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation. No other study discontinuations have occurred in these studies.

The reported study results from our Phase 1a (ABI-H0731-102) and 1b (ABI-H0731-101b) clinical studies support the advancement of ABI-H0731 into Phase 2a combination studies using the 300 mg dose. The Phase 2a clinical studies began in July 2018. The first Phase 2a trial, ABI-H0731-201 (the “201 Study”), is enrolling HBeAg positive HBV patients whose viral load has already been suppressed on a standard of care nucleos(t)ide therapy. Approximately 45 patients will be randomized 3:2 to receive either daily ABI-H0731 (300 mg) or placebo in addition to their continued nucleos(t)ide therapy for six months. The 201 Study will compare declines in HBV S antigen (HBsAg) and HBV E antigen (HBeAg) in subjects on combination therapy to those seen in subjects on monotherapy, as well as the safety and tolerability of ABI-H0731. Blood levels of HBsAg and HBeAg can be biomarkers for the presence of cccDNA in HBV infected liver cells. Accordingly, a decline in these markers would be expected to correlate with inhibition of cccDNA generation.

The second Phase 2a trial, ABI-H0731-202 (the “202 Study”), is enrolling HBeAg positive HBV patients who are naïve to nucleos(t)ide treatment. Approximately 24 patients will be randomized 1:1 to receive either daily ABI-H0731 (300 mg) or placebo in combination with standard of care entecavir (0.5 mg) for six months. The 202 Study will assess the antiviral potency of the combination compared with entecavir alone. Endpoints include the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg) for the presence of cccDNA, and the safety and tolerability of ABI-H0731.

Other Product Candidates

In the fourth quarter of 2017, we announced the selection of our second product candidate from this program, ABI-H2158, which is currently undergoing investigational new drug (IND) enabling studies. Pending the successful completion of IND-enabling studies and clearance of an IND, ABI-H2158 is expected to begin a Phase 1a human clinical trial in the fourth quarter of 2018. ABI-H2158 is an internally discovered and developed drug product candidate that is chemically distinct from ABI-H0731. We anticipate the selection of a third product candidate for this program in 2018.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The Microbiome program is prioritizing efforts on optimizing our lead product candidates, ABI-M201 (Ulcerative Colitis) and ABI-M301 (Crohn’s disease), in preparation for studies to support potential INDs. Using our microbiome platform, we are exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we may pursue either internally or in collaboration with partners.

In January 2017, we entered into the Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction in February 2017, Allergan paid us an upfront payment of $50 million. Additionally, we are eligible to receive up to approximately $630 million in payments related to seven development milestones and up to approximately $2.15 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. We have agreed with Allergan to share development costs up to an aggregate of $75 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, we have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Operations

We currently have corporate and administrative offices in Carmel, Indiana, administrative offices and research laboratory space in San Francisco, California and research, development and small scale manufacturing activities for the Microbiome program in facilities located in Groton, Connecticut. On July 18, 2018, we entered into a sublease for administrative and laboratory space in South San Francisco, California. The term of the sublease begins on the date on which all necessary consents have been executed and delivered, including the consents of the master landlord and sublandlord, and continues until December 15, 2023. Assuming the necessary consents and permits are obtained, we expect to move our administrative and research laboratory operations currently located in San Francisco to this new location by the end of 2018.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018 and 2017, collaboration revenue was approximately $3.2 million and $2.4 million, respectively, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. This increase is the result of an increase in activities under the Collaboration Agreement and related reimbursements received from Allergan.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $14.2 million for the three months ended June 30, 2018, an increase of approximately $3.3 million from approximately $10.9 million for the same period in 2017. The increase was primarily due to an increase of approximately $3.1 million in research and development expenses for our HBV-cure program and an increase of approximately $0.2 million in research and development expenses for our Microbiome program.

Research and development-related stock-based compensation expense was approximately $3.7 million for the three months ended June 30, 2018, an increase of approximately $2.5 million from approximately $1.2 million for the same period in 2017.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $4.6 million for the three months ended June 30, 2018, an increase of approximately $1.6 million from approximately $3.0 million for the same period in 2017. The increase was primarily due to an increase of approximately $0.8 million in salary and benefits expenses due to additional employees in IT, HR and Finance, an increase of approximately $0.4 million in legal expenses and $0.3 million in professional expenses.

General and administrative-related stock-based compensation expense was approximately $7.9 million for the three months ended June 30, 2018, an increase of approximately $7.1 million from approximately $0.8 million for the same period in 2017. This increase was primarily due to a $4.3 million one-time expense related to the departure and transition to consultant of one of our former officers and $3.5 million of expenses related to non-cash stock-based compensation grants and employee incentive programs, including the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.

Comparison of the Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018 and 2017, collaboration revenue was approximately $6.8 million and $3.0 million, respectively, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. This increase is the result of ramp-up in activities under the Collaboration Agreement and related reimbursements received from Allergan.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $26.2 million for the six months ended June 30, 2018, an increase of approximately $5.7 million from approximately $20.5 million for the same period in 2017. The increase was primarily due to an increase of approximately $1.1 million in research and development expenses for our Microbiome program and an increase of approximately $4.7 million in research and development expenses for our HBV-cure program, which were offset by a decrease of approximately $0.1 million in research expenses for outsourced chemistry.

Research and development-related stock-based compensation expense was approximately $6.2 million for the six months ended June 30, 2018, an increase of approximately $4.0 million from approximately $2.2 million for the same period in 2017.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $8.8 million for the six months ended June 30, 2018, an increase of approximately $2.0 million from approximately $6.8 million for the same period in 2017. The increase was primarily due to an increase of approximately $1.7 million in salary and benefits expenses due to additional employees in IT, HR and Finance, $0.4 million in professional expenses and approximately $0.1 million of franchise tax expense, which were offset by a decrease of approximately $0.2 million in legal expenses.

General and administrative-related stock-based compensation expense was approximately $9.5 million for the six months ended June 30, 2018, an increase of approximately $8.4 million from approximately $1.1 million for the same period in 2017. This increase was primarily due to a $4.3 million one-time expense related to the departure and transition to consultant of one of our former officers and $5.2 million of expenses related to non-cash stock-based compensation grants and employee incentive programs, including the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2018 principally through equity financing, raising an aggregate of approximately $257.4 million in net proceeds, and a strategic partnership raising an aggregate of $50 million in upfront payments.

On July 11, 2018, we entered into an underwriting agreement (the “Underwriting Agreement”) with Jefferies LLC, Leerink Partners LLC and William Blair & Company, L.L.C., as representatives of the several underwriters listed in Schedule 1 thereto (the “Underwriters”), in connection with the issuance and sale of 4,000,000 shares of the common stock, par value $0.001 per share (the “Common Stock”), at a public offering price of $36.00 per share (the “Offering”). In addition, pursuant to the Underwriting Agreement, we granted the Underwriters a 30-day option to purchase up to 600,000 additional shares of Common Stock on the same terms, and the Underwriters exercised the option in full on July 12, 2018 (the “Option Exercise”). We received aggregate net proceeds of approximately $155.4 million from the Offering and the Option Exercise, after deducting underwriting discounts and commissions and estimated offering expenses payable by us.

Cash Flows for the Six Months Ended June 30, 2018 and 2017

Net Cash from Operating Activities

Net cash used in operating activities was approximately $31.5 million for the six months ended June 30, 2018. It was primarily driven by approximately $43.1 million of net loss and a decrease of $4.6 million of operating assets and liabilities, and offset by a $15.7 million non-cash expense recorded for the stock-based compensation, $0.3 million of depreciation and amortization expense and approximately $0.2 million of realized loss from marketable securities.

Net cash provided by operating activities was approximately $22.6 million for the six months ended June 30, 2017 and funded our research and development program build out and general and administrative expenses. It was primarily driven by approximately $48.1 million of deferred revenue related to the Collaboration Agreement, approximately $3.2 million of non-cash stock-based compensation expense and approximately $0.5 million of realized loss from marketable securities, and offset by approximately $27.5 million of net loss, an increase of approximately $1.5 million of operating assets and a decrease of approximately $0.2 million in operating liabilities, excluding deferred revenue.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the six months ended June 30, 2018 was approximately $0.4 million primarily due to approximately $32.6 million for the redemption of marketable securities, and offset by a purchase of approximately $32.2 million marketable securities.

Net cash used in investing activities from continuing operations for the six months ended June 30, 2017 was approximately $12.5 million primarily due to a purchase of approximately $32.6 million marketable securities, and offset by approximately $20.1 million of the redemption of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2018 was approximately $3.3 million, resulting from the exercise of stock options to purchase 476,524 shares of common stock.

Net cash provided by financing activities from continuing operations for the six months ended June 30, 2017 was approximately $0.7 million, resulting from the exercise of stock options to purchase 113,935 shares of common stock.

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

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so multiple times since our initial public offering by issuing equity securities, most recently in July 2018. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

Based upon our cash position as of June 30, 2018, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of June 30, 2018 and December 31, 2017, the combined company had an accumulated deficit of approximately $294.1 million and $251.0 million, respectively, and net losses of approximately $42.8 million, $44.3 million and $28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with Core protein Allosteric Modifiers (CpAMS or core inhibitors). The development of our core inhibitor technology is in early stages, and the commercial feasibility and acceptance of our core inhibitor technology is unknown. More specifically, the theory that treatment with core inhibitors may result in the loss of covalently closed circular DNA (cccDNA) compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of active cccDNA (serum viral antigen levels in HBV patients) will be meaningfully altered in patients on treatment with core inhibitors. Additionally, even if core inhibitor technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

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

In January 2017, we entered into the Collaboration Agreement with Allergan for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first proof of concept (POC) trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV-cure program and our Microbiome program.

Our license agreement with Indiana University Research and Technology Corporation (IURTC) from whom we have licensed ABI-H0731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to ABI-H0731 and certain other HBV therapies. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000, with a portion related to the first performance milestone having been paid. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($25,000-$100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (Therabiome), from whom we have licensed our delivery platform of our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, ulcerative colitis (UC), inflammatory bowel disease (IBD), including Crohn’s disease, irritable bowel syndrome (IBS), nonalcoholic steatohepatitis disease (NASH) and immuno-oncology is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, UC, IBD, IBS, NASH and immuno-oncology or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

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

As of June 30, 2018, we had 89 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

Once a product candidate is approved, numerous post-approval requirements apply. Among other things, we and our collaborators will be subject to requirements regarding testing, manufacturing, quality control, clinical trials, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. The holder of an approved NDA or BLA is subject to ongoing FDA oversight, monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA or BLA. Application holders must submit new or supplemental applications and obtain FDA approval for changes to the approved product, product labeling, or manufacturing process, depending on the nature of the change. Application holders also must submit advertising and other promotional material to the FDA and report on ongoing clinical trials. The FDA also has the authority to require changes in the labeling of approved drug products and to require post-marketing studies. The FDA can also impose distribution and use restrictions under a REMS.

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

We and our collaborators may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, and health information privacy and security laws, which could expose us or them to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. For example, in 2016, the European Union adopted a new regulation governing data practices and privacy called the General Data Protection Regulation (GDPR), which became effective on May 25, 2018. The GDPR applies to any company established in the European Union as well as to those outside the European Union if they collect and use personal data in connection with the offering goods or services to individuals in the European Union or the monitoring of their behavior.  The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in.

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

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities, particularly in China, to increase in time. We engage third parties for clinical trials and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We are establishing international operations and conducting clinical trials outside of the United States, including in China, and a number of risks associated with international operations could materially and adversely affect our business.

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;

•	different standards of care in various countries that could complicate the evaluation of our product candidates;

•	different U.S. and foreign drug import and export rules;

•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;

•	reduced protection for intellectual property rights in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	compliance with the FCPA and other anti-corruption and anti-bribery laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, although our licensors and the Company have filed patent applications and we have an issued patent in the U.S. related to our licensed delivery technology, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through June 30, 2018, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At June 30, 2018, our executive officers and directors owned approximately 7.8% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 51.3% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have determined that an ownership change occurred in each of December 2010, January 2013 and October 2014. The result of these ownership changes is that approximately $40.0 million of our approximately $153.2 million of net operating losses will not be available to us to offset future taxable income. In addition, we may experience ownership changes in the future, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

Because U.S. federal net operating losses incurred in taxable periods beginning before January 1, 2018 generally may be carried forward for up to 20 years, the annual limitation may effectively provide a cap on the cumulative amount of pre-ownership change losses, including certain recognized built-in losses that may be utilized. Such pre-ownership change losses in excess of the cap may be lost. In addition, if an ownership change were to occur, it is possible that the limitations imposed on our ability to use pre-ownership change losses and certain recognized built-in losses could cause a net increase in our U.S. federal income tax liability and require U.S. federal income taxes to be paid earlier than otherwise would be paid if such limitations were not in effect. Further, if for financial reporting purposes the amount or value of these deferred tax assets is reduced, such reduction would have a negative impact on the book value of our common stock.

In addition, under the Tax Cuts and Jobs Act (the Tax Act), the amount of U.S. federal net operating losses generated in taxable periods beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any post-2017 NOL to prior taxable years, while allowing unused post-2017 NOLs to be carried forward indefinitely. There is a risk that due to ownership changes, changes in law or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 7, 2018, the Company and Thomas E. Rollins, Chief Development Officer and a named executive officer in the Company’s most recent proxy statement, agreed that Mr. Rollins will depart the Company effective August 22, 2018.

Item 6. Exhibits

(a) Exhibits.   The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

3.1	Fourth Amended and Restated Certificate of Incorporation, dated May 31, 2018.		8-K	6/1/2018	3.1
10.1#	Separation Agreement dated May 31, 2018 between Assembly Biosciences, Inc. and David J. Barrett.	X
10.2#	Consulting Agreement effective June 1, 2018 between Assembly Biosciences, Inc. and David J. Barrett	X
10.3#	Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Assembly Biosciences, Inc. and David J. Barrett.	X
10.4#	Assembly Biosciences, Inc. 2018 Stock Incentive Plan.		8-K	6/1/2018	10.1
10.5#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.		8-K	6/1/2018	10.2
10.6#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.		8-K	6/1/2018	10.3
10.7#	Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.		8-K	6/1/2018	10.4
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

#	Represents management contracts or compensatory plans or arrangements.
*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: August 8, 2018	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2018	By:	/s/ Graham Cooper
Graham Cooper
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

