Form 10-Q
period 2018-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2018-11-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES      ☒     NO        ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES         ☒     NO        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 5, 2018, there were 25,463,172 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$119,752,339	$82,033,209
Marketable securities, at fair value	114,187,793	37,914,482
Accounts receivable from collaboration	2,589,862	2,273,421
Prepaid expenses and other current assets	3,342,759	897,400
Total current assets	239,872,753	123,118,512

Long-term assets
Marketable securities, at fair value	-	3,347,213
Property, plant and equipment, net	515,798	860,026
Security deposits	950,515	339,558
Intangible assets	29,000,000	29,000,000
Goodwill	12,638,136	12,638,136
Total long-term assets	43,104,449	46,184,933
Total assets	$282,977,202	$169,303,445

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,987,565	$2,123,939
Accrued expenses	6,517,053	6,139,000
Deferred revenue - short-term	5,105,104	5,229,227
Total current liabilities	14,609,722	13,492,166

Long-term liabilities
Deferred rent	7,903	-
Deferred tax liabilities	2,107,300	2,135,802
Deferred revenue - long-term	36,819,053	40,555,708
Total long-term liabilities	38,934,256	42,691,510
Total liabilities	53,543,978	56,183,676

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of September 30, 2018 and December 31, 2017; 25,460,122 and 20,137,974 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	25,460	20,138
Additional paid-in capital	545,388,704	364,528,037
Accumulated other comprehensive loss	(354,896)	(392,391)
Accumulated deficit	(315,626,044)	(251,036,015)
Total stockholders' equity	229,433,224	113,119,769
Total liabilities and stockholders' equity	$282,977,202	$169,303,445

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Collaboration revenue	$4,285,848	$2,659,613	$11,068,773	$5,703,293

Operating expenses:
Research and development	19,108,918	10,929,436	51,490,220	33,628,196
General and administrative	7,752,493	4,180,357	25,992,186	12,022,357
Total operating expenses	26,861,411	15,109,793	77,482,406	45,650,553
Loss from operations	(22,575,563)	(12,450,180)	(66,413,633)	(39,947,260)

Other income (expenses)
Interest and other income	1,116,053	241,326	2,015,475	617,668
Realized loss from marketable securities	(82,070)	(99,068)	(232,320)	(577,300)
Total other income	1,033,983	142,258	1,783,155	40,368
Loss before income taxes	(21,541,580)	(12,307,922)	(64,630,478)	(39,906,892)

Income tax benefit	6,542	35,903	40,449	105,416
Net loss	$(21,535,038)	$(12,272,019)	$(64,590,029)	$(39,801,476)

Other comprehensive (loss) income
Unrealized loss recognized in accumulated other comprehensive loss before reclassification, net of tax benefit of $50,664, $31,844, $44,192 and $89,281, respectively	(8,749)	(51,203)	(138,686)	(143,562)
Reclassification adjustment of unrealized loss included in net loss, net of tax expense of $56,139, $37,987, $56,139 and $221,358, respectively	25,931	61,081	176,181	355,942
Comprehensive loss	$(21,517,856)	$(12,262,141)	$(64,552,534)	$(39,589,096)

Net loss per share, basic and diluted	$(0.87)	$(0.71)	$(2.95)	$(2.30)

Weighted average common shares outstanding, basic and diluted	24,878,413	17,367,523	21,900,943	17,326,506

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities
Net loss	$(64,590,029)	$(39,801,476)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473,430	124,676
Stock-based compensation	21,677,510	5,833,010
Amortization of premium (discount) on investment securities, net	232,320	577,300
Deferred income tax benefit	(40,449)	(105,416)
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(316,441)	(1,400,374)
Prepaid expenses and other current assets	(2,445,359)	(340,158)
Accounts payable	863,626	(1,497,524)
Accrued expenses	378,053	1,599,689
Deferred revenue	(3,860,778)	46,810,840
Deferred rent	7,903	-
Security deposits	(610,957)	(170,423)
Net cash (used in) provided by operating activities	(48,231,171)	11,630,144

Cash flows from investing activities
Purchases of fixed assets	(129,202)	(503,115)
Purchases of marketable securities	(115,029,814)	(40,022,384)
Redemptions of marketable securities	41,920,838	26,556,566
Net cash used in investing activities	(73,238,178)	(13,968,933)

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	155,425,765	-
Proceeds from the exercise of stock options	3,762,714	1,010,936
Net cash provided by financing activities	159,188,479	1,010,936

Net increase (decrease) in cash and cash equivalents	37,719,130	(1,327,853)
Cash and cash equivalents at the beginning of the period	82,033,209	28,575,085
Cash and cash equivalents at the end of the period	$119,752,339	$27,247,232

Supplemental disclosure of cash flow information:
Shares issued for option exercise - receivable	$-	$8
Change in unrealized gain on marketable securities available-for-sale, before tax expense	$49,442	$344,457

See Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2017	20,137,974	$20,138	$364,528,037	$(392,391)	$(251,036,015)	$113,119,769
Proceeds from common stock sold, net of underwriters' discounts and cost	4,600,000	4,600	155,421,165	-	-	155,425,765
Proceeds from the exercise of stock options	721,210	721	3,761,993	-	-	3,762,714
Settlement of restricted stock units into common stock	938	1	(1)	-	-	-
Change in unrealized gain on marketable securities, net of income tax expense of $11,947	-	-	-	37,495	-	37,495
Stock-based compensation	-	-	21,677,510	-	-	21,677,510
Net loss	-	-	-	-	(64,590,029)	(64,590,029)
Balance as of September 30, 2018	25,460,122	$25,460	$545,388,704	$(354,896)	$(315,626,044)	$229,433,224

See Notes to Condensed Consolidated Financial Statements

.

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

The Company’s HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with HBV. Assembly has discovered multiple novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a disease targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practices (cGMP) conditions, and a licensed patented delivery system called GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The Microbiome program is prioritizing efforts on optimizing the Company’s lead product candidates, ABI-M201 (Ulcerative Colitis), which is currently undergoing IND-enabling studies, and ABI-M301 (Crohn’s disease). Using its microbiome platform, the Company is exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications the Company may pursue either internally or in collaboration with partners.

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

On July 16, 2018, the Company issued to various investors an aggregate of 4,600,000 shares of common stock in a public offering at $36.00 per share, which included the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock. The Company received aggregate net proceeds of approximately $155.4 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt and an up-front payment related to the Collaboration Agreement. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

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

The accompanying condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements. The condensed consolidated balance sheet at September 30, 2018, condensed consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2018 and 2017, condensed consolidated statements of cash flows for the nine months ended September 30, 2018 and 2017, and condensed consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018 are unaudited, but include all adjustments, consisting only of normal recurring adjustments, that the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. The results for the three and nine months ended September 30, 2018 are not necessarily indicative of results to be expected for the year ending December 31, 2018 or for any future interim period. The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements; however, it does not include all of the information and notes required by U.S. GAAP for complete financial statements. The accompanying condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018 (the 2017 Annual Report).

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

Significant estimates inherent in the preparation of the accompanying condensed consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable under the collaboration agreement, and the fair value of stock options, restricted stock units (RSUs) granted to employees and directors.

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

Loss per Share of Common Stock

Basic net loss per share of common stock excludes dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially result in diluted loss per share in the future that were not included in the computation of diluted loss per share at September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Warrants to purchase common stock	15,296	16,909
Options to purchase common stock	4,422,194	4,859,680
Unvested restricted stock units	343,465	-
Total	4,780,955	4,876,589

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer, excluding amounts collected on behalf of third parties (e.g., some sales taxes). The consideration promised in a contract with a customer may include fixed amounts, variable amounts or both. When determining the transaction price, an entity must consider the effects of all of the following:

•	variable consideration;

•	constraining estimates of variable consideration;

•	existence of a significant financing component in the contract;

•	non-cash consideration; and

•	consideration payable to a customer.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company is currently evaluating the impact of pending adoption on its condensed consolidated financial statements and related disclosures. The Company currently expects that its operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon adoption of Topic 842, which will increase the total assets and total liabilities that the Company reports relative to such amounts prior to adoption.

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

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the federal corporate income tax rate enacted under the Tax Cuts and Jobs Act (the Tax Act). The amount of the reclassification would be the difference between the historical corporate income tax rate and the Tax Act’s 21% corporate income tax rate. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 with early adoption permitted in any interim period. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In March 2018, the FASB issued a new accounting standard to incorporate SEC Staff Accounting Bulletin No. 118 (SAB 118), which addresses accounting implications of the Tax Act. SAB 118 allows an entity to record provisional amounts during a measurement period not to extend beyond one year from the enactment date and was effective upon issuance. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation-Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years and interim periods beginning after December 15, 2018. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company is evaluating the impact of this guidance on its condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820), – Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements and related disclosures.

Note 3 - Marketable Securities

Marketable securities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$112,354,731	$35,030	$(192,407)	$112,197,354
Commercial paper	1,972,288	18,151	-	1,990,439
Total	$114,327,019	$53,181	$(192,407)	$114,187,793

(1)	Gross unrealized gain (loss) is pre-tax.

	December 31, 2017
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$38,092,585	$5,635	$(183,738)	$37,914,482

Long-term available-for-sale securities
Corporate bonds	3,357,778	-	(10,565)	3,347,213
Total	$41,450,363	$5,635	$(194,303)	$41,261,695

(1) Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of September 30, 2018 is less than one year. There were no long-term marketable securities held by the Company as of September 30, 2018.

The fair value of marketable securities was classified into fair value measurement categories as of September 30, 2018 and December 31, 2017 as follows:

	September 30,	December 31,
	2018	2017
Quoted prices in active markets for identical assets (Level 1)	$-	$-
Quoted prices for similar assets observable in the marketplace (Level 2)	114,187,793	41,261,695
Significant unobservable inputs (Level 3)	-	-
Total	$114,187,793	$41,261,695

The fair values of marketable securities are determined using quoted market prices from daily exchange traded markets based on the closing prices as of September 30, 2018 and December 31, 2017.

There were no transfers of marketable securities between Levels 1, 2 or 3 for the nine months ended September 30, 2018 and 2017.

The following table shows the Company’s investments’ gross unrealized losses and fair value, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018.

	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Corporate bonds	$50,178,552	$(185,687)	$999,390	$(6,720)	$51,177,942	$(192,407)
Total	$50,178,552	$(185,687)	$999,390	$(6,720)	$51,177,942	$(192,407)

The Company has determined that the unrealized losses are deemed to be temporary as of September 30, 2018. The Company believes that the unrealized losses generally are caused by increases in the risk premiums required by market participants rather than an adverse change in cash flows or a fundamental weakness in the credit quality of the issuer or underlying assets. Because the Company has the ability and intent to hold these investments until a recovery of fair value, which may be maturity, it does not consider the investment in corporate bonds to be other-than-temporarily impaired at September 30, 2018.

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

		September 30,	December 31,
	Useful life (Years)	2018	2017
Computer hardware and software	3	$175,355	$104,968
Lab equipment	3 to 5	369,827	369,827
Office equipment	7	68,004	25,354
Leasehold improvement	1 to 3.25	789,865	773,700
Total property, plant and equipment		1,403,051	1,273,849
Less: Accumulated depreciation and amortization		(887,253)	(413,823)
Property, plant and equipment, net		$515,798	$860,026

Depreciation expense for the three months ended September 30, 2018 and 2017 was approximately $161,484 and $41,846, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Depreciation expense for the nine months ended September 30, 2018 and 2017 was approximately $473,430 and $124,676, respectively, and was recorded in both research and development expense and general and administrative expense in the condensed consolidated statements of operations.

Note 5 - Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
	2018	2017
Accrued expenses:
Salaries, bonuses and employee benefits	$4,229,895	$4,518,128
Research and development expenses	1,435,902	674,686
General and administrative expenses	851,256	946,186
Total accrued expenses	$6,517,053	$6,139,000

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

On July 16, 2018, the Company issued to various investors an aggregate of 4,600,000 shares of common stock in a public offering at $36.00 per share, which included the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock. The purchase price paid by investors was $36.00 per share. The Company received aggregate net proceeds of approximately $155.4 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

For the nine months ended September 30, 2018, the Company issued an aggregate of 721,210 shares of common stock and received gross proceeds of approximately $3.8 million from the exercise of options.

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

As of September 30, 2018, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Stock Incentive Plan (the 2018 Plan). Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. Shares underlying awards that are forfeited under the 2014 Plan on or after May 30, 2018 will also become available for issuance under the 2018 Plan. The Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan.

A summary of the Company’s option activity and related information for the nine-month period ended September 30, 2018 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value
Outstanding as of December 31, 2017	4,551,819	$9.66	$162,002,439
Granted	760,854	50.31	-
Exercised	(761,404)	7.22	30,982,452
Forfeited	(129,075)	17.30	3,189,211
Outstanding as of September 30, 2018	4,422,194	$16.85	$99,742,377
Options vested and exercisable	2,977,705	$8.82	$84,359,401

The fair value of the options granted for the nine months ended September 30, 2018 and 2017, were based on the following assumptions:

Nine Months Ended September 30,
	2018	2017
Exercise price	$38.88 - $57.53	$12.81 - $25.96
Expected volatility	76.0% - 86.1%	83.3% - 87.0%
Risk-free rate	2.56% - 2.94%	2.02% - 2.23%
Expected term (years)	5.5 - 7.0	5.5 - 7.0

Estimated future stock-based compensation expense relating to unvested stock options is as follows:

Future Stock Option Compensation Expenses
Three Months Ending December 31, 2018	$5,058,506
Year Ending December 31, 2019	10,864,062
Year Ending December 31, 2020	3,859,597
Year Ending December 31, 2021	973,485
Year Ending December 31, 2022	52,638
Total	$20,808,288

The weighted average remaining contractual term of exercisable options is approximately 6.4 years at September 30, 2018.

Warrants

There was no warrant activity during the nine months ended September 30, 2018.

Restricted Stock Units

A summary of the Company's RSUs and related information is as follows:

	Number of RSUs	Weighted average grant price
Unvested as of December 31, 2017	120,000	$44.28
Granted	231,559	46.56
Vested and Settled	(938)	49.14
Forfeited	(7,156)	49.14
Unvested as of September 30, 2018	343,465	$45.70

As of September 30, 2018, the Company had unrecognized stock-based compensation expense related to all unvested RSUs of $6.7 million. The weighted average remaining contractual term of unvested RSUs is approximately 9.4 years at September 30, 2018.

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

As of September 30, 2018, no shares have been purchased and 400,000 shares are available for future sale under the Company’s 2018 ESPP. Share-based compensation expense recorded was approximately $104,239 and $123,126 for the three and nine months ended September 30, 2018, respectively.

Total stock-based compensation expense for the three and nine months ended September 30, 2018 and 2017 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Research and development	$2,473,405	$1,557,298	$8,686,926	$3,735,494
General and administrative	3,532,367	1,039,803	12,990,584	2,097,516
Total stock-based compensation expense	$6,005,772	$2,597,101	$21,677,510	$5,833,010

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

In connection with the closing of the transaction in February 2017, Allergan paid the Company an upfront payment of $50 million. Additionally, the Company is eligible to receive variable consideration in the form of cost-sharing reimbursements, up to approximately $630 million related to seven development milestones and up to approximately $2.15 billion related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. There is significant uncertainty as to whether the stated milestones will be achieved, and the Company has not included the associated variable consideration in the transaction price as it is not probable that a significant reversal in the amount of cumulative revenue recognized would not occur.

In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. Allergan and the Company have agreed to share development costs up to an aggregate of $75 million through POC studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the U.S. and China, subject to certain conditions set forth in the Collaboration Agreement. Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to the Company. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure.

The Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the license and the performance of the research and development services combined for each of the four indications; the license is not distinct because Allergan cannot obtain value from the license without the research and development services that the Company is uniquely able to perform. The deferred revenue associated with the $50 million upfront payment will be recorded proportionally over a ten-year service period as the research and development services are expected to be performed. As such, the Company recognized the upfront payment received of $50.0 million as approximately $5.0 million in short-term deferred revenue and $45.0 million in long-term deferred revenue as of the closing date. Given the early stage of development, the Company has determined the relative selling price for each of the four indications to be $12.5 million. For the three months ended September 30, 2018 and 2017, the Company recorded approximately $1.2 million and $1.3 million, respectively, in revenue related to the amortization of deferred revenue. For the nine months ended September 30, 2018 and 2017, the Company recorded approximately $3.7 million and $3.2 million, respectively, in revenue related to the amortization of deferred revenue. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $5.1 million and approximately $36.8 million at September 30, 2018 and approximately $5.2 million and approximately $40.6 million at December 31, 2017.

Expense reimbursements will be recognized as collaboration revenue when the related expenses are incurred. The reimbursable expenses incurred in connection with the Collaboration Agreement during the three months ended September 30, 2018 and 2017 were approximately $3.1 million and $1.4 million, and during the nine months ended September 30, 2018 and 2017 were approximately $7.4 million and $2.5 million, respectively, and recorded in collaboration revenue on the condensed consolidated statement of operations. On the condensed consolidated balance sheets, contract balances of approximately $2.6 million and approximately $2.3 million were recorded as accounts receivable from collaboration as of September 30, 2018 and December 31, 2017, respectively. As of January 1, 2018, and September 30, 2018, the Company had a contract liability balance of $0.2 million and $0.1 million, respectively, related to expense reimbursement performance obligations that were not satisfied.

Note 8 - Commitments and Contingencies

Real Property Leases

The Company leases office space for corporate functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. The Company leases office and laboratory space in San Francisco, California under a sublease that currently expires in December 2018. The leased location in San Francisco, California supports both the HBV-cure and Microbiome programs. On July 18, 2018, the Company entered into a sub-sublease for office and laboratory space in South San Francisco, California, and on September 24, 2018, a portion of the leased space was delivered to the Company. The sub-sublease expires December 15, 2023. The Company expects to move its San Francisco operations to the South San Francisco location around the beginning of 2019. The Company also conducts research, development and small-scale manufacturing activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2019.

The total rent expense for real property for the three months ended September 30, 2018 and 2017 were approximately $0.5 million and $0.4 million, respectively. The total rent expense for real property for the nine months ended September 30, 2018 and 2017 were approximately $1.3 million and $1.1 million, respectively.

Equipment Lease

Pursuant to a Master Lease Agreement dated November 25, 2014, the Company leases certain equipment. The equipment lease expense for the three months ended September 30, 2018 and 2017 amounted to approximately $0.3 million and $0.2 million, respectively. The equipment lease expense for the nine months ended September 30, 2018 and 2017 amounted to approximately $1.0 million and $0.6 million, respectively. These equipment leases began to expire in 2017, with the final lease expiring in 2021. The sum of all future payments through termination is approximately $2.2 million.

Litigation

The Company is not a party to any material legal proceedings. From time to time, the Company may be subject to various legal proceedings and claims that arise in the ordinary course of its business activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2017, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the SEC on March 8, 2018 (2017 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2017 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

HBV-cure Program

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered multiple novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein. The lead product candidate from this program, ABI-H0731, has completed a Phase 1a/1b human clinical trial in New Zealand and other countries outside the United States. We have also completed an additional Phase 1a (ABI-H0731-102) pharmacokinetic (PK), safety and tolerability study of ABI-H0731 in healthy volunteers in the United States.

ABI-H0731

Interim data from our completed Phase 1a (ABI-H0731-102) safety and PK study and Phase 1b (ABI-H0731-101b) study of antiviral effects was presented at The International Liver Congress, the Annual Meeting of the European Association for the Study of the Liver (EASL) on April 12, 2018. The poster presented data for two cohorts (100 mg and 200 mg) of HBV patients that had completed dosing in the Phase 1b trial. Initial results from two incomplete patient cohorts (300 mg and 400 mg) were also reported. The poster also presented the safety and PK from three additional cohorts (100 mg, 200 mg and 300 mg) from study ABI-H0731-102, which was a separate Phase 1a study in healthy volunteers.

The Phase 1b patient study enrolled both HBV e-antigen (HBeAg) positive and negative patients. Potent antiviral activity was observed across patient cohorts in a dose dependent manner. Specifically, in the 300 mg dose cohort, the mean maximal declines from baseline was reported as ≥2.8 log 10 IU/mL, with ≥2.9 and 2.5 log 10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log 10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). We expect to present the final results from the completed study at the upcoming American Association for the Study of Liver Diseases (AASLD) Annual Meeting (The Liver Meeting®) on November 11, 2018.

Across all cohorts in the Phase 1a and Phase 1b studies, ABI-H0731 was generally well tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. Among the 62 patients and volunteers treated for 14-28 days, all treatment emergent adverse events were observed to be minor (Grade 1), with the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation. No other drug discontinuations have occurred in these studies.

In July 2018, we commenced two Phase 2a combination studies for ABI-H0731. The first Phase 2a trial, ABI-H0731-201 (the 201 Study), is enrolling HBV patients whose viral load has already been suppressed on a standard of care nucleos(t)ide therapy. Approximately 70 patients will be randomized 3:2 to receive either daily ABI-H0731 (300 mg) or placebo in addition to their continued nucleos(t)ide therapy for six months. The 201 Study will compare the safety and tolerability of combination therapy with ABI-H0731 as well as declines in HBV S antigen (HBsAg) and HBV E antigen (HBeAg) to those seen in patients on monotherapy. Blood levels of HBsAg and HBeAg can be biomarkers for the presence of active cccDNA in HBV infected liver cells. Accordingly, a decline in these markers would be expected to correlate with loss of cccDNA anticipated with more effective inhibition of cccDNA generation.

The second Phase 2a trial, ABI-H0731-202 (the 202 Study), is enrolling HBeAg positive HBV patients who are naïve to nucleos(t)ide treatment. Approximately 25 patients will be randomized 1:1 to receive either daily ABI-H0731 (300 mg) or placebo in combination with standard of care entecavir (0.5 mg) for six months. The 202 Study will assess the antiviral potency of the combination compared with entecavir alone. Endpoints include the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg) for the presence of cccDNA, and the safety and tolerability of ABI-H0731.

ABI-H2158

ABI-H2158, our second product candidate in the HBV-cure program, is an internally discovered and developed drug product candidate that is chemically distinct from ABI-H0731. In November 2018, we initiated a Phase 1a dose-ranging clinical trial of ABI-H2158, which will assess the safety, tolerability and PK of ABI-H2158 in healthy volunteers. Following this Phase 1a trial, ABI-H2158 may advance to a Phase 1b dose-ranging study in non-cirrhotic patients with chronic HBV infection. Initial data from this trial is expected in mid-2019.

Other Product Candidates

We also selected a third-generation candidate, ABI-H3733, which is a novel chemical scaffold separate from ABI-H0731 and ABI-H2158 and is currently undergoing its investigational new drug (IND) enabling studies. We plan to conduct additional research and development to identify additional product candidates for our HBV-cure program.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a disease-targeted strain identification and selection process, methods for strain isolation and growth under current Good Manufacturing Practice (cGMP) conditions, and a patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. The Microbiome program is prioritizing efforts on optimizing our lead product candidates, ABI-M201 (Ulcerative Colitis), which is currently undergoing IND-enabling studies, and ABI-M301 (Crohn’s disease). Pending the successful completion of IND-enabling studies and clearance of an IND, ABI-M201 is expected to begin a Phase 1b human clinical trial in 2019. Using our microbiome platform, we are exploring additional product candidates for other disease indications, including irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we may pursue either internally or in collaboration with partners.

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

Operations

We currently have corporate and administrative offices in Carmel, Indiana, administrative offices and research laboratory space in San Francisco, California and research, development and small-scale manufacturing activities for the Microbiome program in facilities located in Groton, Connecticut. On July 18, 2018, we entered into a sublease for administrative and laboratory space in South San Francisco, California. The term of the sublease began on September 24, 2018 and continues until December 15, 2023. Assuming the necessary permits are obtained, we expect to move our administrative and research laboratory operations currently located in San Francisco to this new location around the beginning of 2019.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2018 and 2017

Collaboration Revenue

Collaboration revenue consists of the amortization of deferred revenue and reimbursement revenue incurred under the Collaboration Agreement. Collaboration revenue was approximately $4.3 million for the three months ended September 30, 2018, an increase of approximately $1.6 million from approximately $2.7 million for the same period in 2017. This increase is the result of an increase in activities under the Collaboration Agreement and related reimbursements received from Allergan.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $16.6 million for the three months ended September 30, 2018, an increase of approximately $7.2 million from approximately $9.4 million for the same period in 2017. The increase was primarily due to an increase of approximately $5.5 million in research and development expenses for our HBV-cure program and an increase of approximately $1.6 million in research and development expenses for our Microbiome program.

Research and development-related stock-based compensation expense was approximately $2.5 million for the three months ended September 30, 2018, an increase of approximately $0.9 million from approximately $1.6 million for the same period in 2017.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $4.2 million for the three months ended September 30, 2018, an increase of approximately $1.1 million from approximately $3.1 million for the same period in 2017. The increase was primarily due to an increase of approximately $0.3 million in salary and benefits expenses due to additional employees in IT, HR and Finance, an increase of approximately $0.3 million in legal expenses, $0.3 million in office and equipment rent expenses and $0.2 million in recruitment expenses.

General and administrative-related stock-based compensation expense was approximately $3.5 million for the three months ended September 30, 2018, an increase of approximately $2.5 million from approximately $1.0 million for the same period in 2017.

Comparison of the Nine Months Ended September 30, 2018 and 2017

Collaboration Revenue

Collaboration revenue consists of the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. Collaboration revenue was approximately $11.1 million for the nine months ended September 30, 2018, an increase of approximately $5.4 million from approximately $5.7 million for the same period in 2017. This increase is the result of an increase in activities under the Collaboration Agreement and related reimbursements received from Allergan.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $42.8 million for the nine months ended September 30, 2018, an increase of approximately $12.9 million from approximately $29.9 million for the same period in 2017. The increase was primarily due to an increase of approximately $2.7 million in research and development expenses for our Microbiome program and an increase of approximately $10.2 million in research and development expenses for our HBV-cure program, which were offset by a decrease of approximately $0.1 million in research expenses for outsourced chemistry.

Research and development-related stock-based compensation expense was approximately $8.7 million for the nine months ended September 30, 2018, an increase of approximately $5.0 million from approximately $3.7 million for the same period in 2017.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $13.0 million for the nine months ended September 30, 2018, an increase of approximately $3.1 million from approximately $9.9 million for the same period in 2017. The increase was primarily due to an increase of approximately $1.9 million in salary and benefits expenses due to additional employees in IT, HR and Finance, an increase of approximately $0.6 million in office and equipment rent expenses, and $0.3 million in recruitment expenses.

General and administrative-related stock-based compensation expense was approximately $13.0 million for the nine months ended September 30, 2018, an increase of approximately $10.9 million from approximately $2.1 million for the same period in 2017.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2018 principally through equity financing, raising an aggregate of approximately $412.8 million in net proceeds, and a strategic partnership raising an aggregate of $50 million in upfront payments.

Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Net Cash from Operating Activities

Net cash used in operating activities was approximately $48.2 million for the nine months ended September 30, 2018. This was primarily due to approximately $64.6 million of net loss and a decrease of $6.0 million of operating assets and liabilities, which were offset by a $21.7 million non-cash expense recorded for the stock-based compensation, $0.5 million of depreciation and amortization expense and approximately $0.2 million of realized loss from marketable securities.

Net cash provided by operating activities was approximately $11.6 million for the nine months ended September 30, 2017 and funded our research and development program build out and general and administrative expenses. This was primarily due to $46.8 million of deferred revenue related to the Collaboration Agreement, $5.8 million of non-cash stock-based compensation expense and $0.6 million of realized loss from marketable securities, which were offset by a $39.8 million of net loss, a $1.8 million of changing in operating assets and liabilities, excluding deferred revenue, and a $0.1 million of deferred income tax benefit.

Net Cash from Investing Activities

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2018 was approximately $73.2 million primarily due to a purchase of approximately $115.0 million marketable securities and $0.1 million of fixed assets and construction in progress, which were offset by approximately $41.9 million for the redemption of marketable securities.

Net cash used in investing activities from continuing operations for the nine months ended September 30, 2017 was $14.0 million and primarily due to a purchase of $40.0 million marketable securities and $0.5 million of fixed assets and construction in progress, which were offset by $26.6 million of redemptions of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the nine months ended September 30, 2018 was approximately $159.2 million, resulting from the net proceeds of approximately $155.4 million from our public offering of 4,600,000 shares of common stock, including 600,000 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $3.8 million from the exercise of stock options to purchase 721,210 shares of common stock.

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

Based upon our cash position as of September 30, 2018, we expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

Sublease of Office and Laboratory Space in South San Francisco, California

On July 18, 2018, we entered into a sub-sublease with Prothena Biosciences Inc. (Sub-Sublandlord) for approximately 46,641 square feet of office and laboratory space (the Sublease) in South San Francisco, California (the Premises). The term of the Sublease continues until December 15, 2023. Our obligation to pay rent began on September 24, 2018.

We are obligated to pay monthly base rent in the following approximate amounts:

Months	Monthly Base Rent per Rentable Square Foot	Total Monthly Base Rent for the Complete Premises (following delivery of Premises)
September 24, 2018 - August 31, 2019	$4.85	$ 226,208 (prorated	)
September 1, 2019 - August 31, 2020	$5.02	$234,137
September 1, 2020 - August 31, 2021	$5.20	$242,533
September 1, 2021 - August 31, 2022	$5.38	$250,928
September 1, 2022 - August 31, 2023	$5.57	$259,790
September 1, 2023 - December 15, 2023	$5.76	$ 268,652 (prorated	)

In addition to our monthly base rent obligations, we are obligated to pay Sub-Sublandlord (1) all of the operating expenses allocated to the Premises, (2) additional charges, costs, fees or expenses for which Sub-Sublandlord is separately charged under the sublease or the master lease, (3) other sums of money relating to the Premises that are or become payable by Sub-Sublandlord to sublandlord that have accrued during the term, (4) any real property taxes and assessments related to the Premises that are separately billed to the sublandlord or Sub-Sublandlord during the term of the Sublease, (5) any and all charges of the master landlord or the sublandlord or other amounts payable to the master landlord or the sublandlord under the master lease or the sublease caused by our failure to perform our obligations under the Sublease.

Pursuant to the Sublease, we deposited $552,986 as security for our performance of the terms of the Sublease.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2017 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, which is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

To date, we have no approved products on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome product candidates. Unless and until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing, collaborations or other strategic arrangements. If we are unable to develop and commercialize any product candidates from our HBV-cure and Microbiome programs, we will be unable to generate revenues from the sale of products or build a sustainable or profitable business.

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

The time necessary to achieve these developmental milestones for any individual product candidate is long and uncertain, and we may not successfully complete these milestones for our HBV and microbiome therapies or any other product candidates that we may develop. We have not yet completed and may never complete the development of any products. If we are unable to complete clinical development of our HBV or microbiome therapies, or any other product candidates that we may identify, we will be unable to generate revenue from the sale of products or build a sustainable or profitable business.

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

Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical trials or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical trials. Such results could also cause us to, or regulatory authorities to require us to, cease further development of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations. The most common treatment-emergent adverse events that we observed in our completed Phase 1a (ABI-H0731-102) safety and PK study and Phase 1b (ABI-H0731-101b) study of antiviral effects were headaches and rashes, which were among the only adverse events deemed by clinical investigators to be probably or possibly related to the study drug, with the exception of a single isolated Grade 3 rash that resolved rapidly without intervention other than treatment discontinuation, which is the only study discontinuation to date.

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

We were established in October 2005, began active operations in the spring of 2007, terminated programs related to three prior product candidates, then merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of September 30, 2018 and December 31, 2017, the combined company had an accumulated deficit of approximately $315.6 million and $251.0 million, respectively, and net losses of approximately $42.8 million, $44.3 million and $28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical trial activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues from the sale of products and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731, our first HBV-cure candidate, through clinical development and conduct nonclinical studies and clinical trials with ABI-H2158 and ABI-H3733, our second and third HBV-cure product candidates, respectively;

•	advance ABI-M201 and ABI-M301, the lead candidates from our Microbiome program, toward potential INDs;

•	continue to undertake research and development to identify potential additional product candidates in both our HBV-cure and Microbiome programs;

•	seek regulatory approvals for our product candidates; and

•	pursue our intellectual property strategy.

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

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue from the sale of products and achieve profitability will depend on, among other things:

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

Our development of our product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products and products based on new technologies, including:

•	delays in product development, nonclinical and clinical testing;

•	unplanned expenditures in product development, nonclinical and clinical testing;

•	failure of a product candidate to demonstrate acceptable safety and efficacy;

•	failure to receive regulatory approvals;

•	emergence of superior or equivalent products;

•	inability to manufacture and sell on our own, or through others, product candidates on a commercial scale or at a financially viable cost; and

•	failure to achieve market acceptance.

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

Scientific research and development require significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially viable drugs or biologics and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with core inhibitors. The development of our core inhibitor technology is in early stages, and the commercial feasibility and acceptance of our core inhibitor technology is unknown. More specifically, the theory that treatment with core inhibitors may result in the loss of covalently closed circular DNA (cccDNA) compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of active cccDNA (serum viral antigen levels in HBV patients) will be meaningfully altered in patients on treatment with core inhibitors. Additionally, even if core inhibitor technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

Similarly, our Microbiome program is based on a novel therapeutic approach designed to treat disorders associated with the microbiome. To our knowledge, no companies have received regulatory approval for, or manufactured on a commercial scale, any microbiome-based therapeutics. The technology for our microbiome therapy is in nonclinical development and our GEMICEL® dual-targeted release capsule formulation is novel and has not yet shown to deliver successfully live bacteria in patients. The ability to deliver bacteria effectively and reliably to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to develop successfully commercial products, we will be unable to generate revenue from the sale of products or build a sustainable or profitable business.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV product candidates and our microbiome platform as well as initiate any development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change. If that happens, we may need additional financing to continue the development of our HBV product candidates and our Microbiome program, which we might seek and receive from the public financial markets or from third-party commercial partners. There is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan when needed to or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such event or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

We rely on third-party vendors, scientists, investigators and collaborators to provide us with significant data and other information related to our projects, nonclinical studies and clinical trials, and our business. If these third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

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

Our reliance on these third parties for research and development activities also reduces our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical trials, good clinical practices, and our reliance on third parties does not relieve us of our regulatory responsibilities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical studies or clinical trials may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. As a result, our results of operations and business prospects would be harmed, our costs could increase and our ability to generate revenues from the sale of products could be delayed.

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

We currently do not have our own manufacturing facilities and rely on third-party manufacturers to supply the quantities of ABI-H0731, ABI-H2158 and ABI-H3733 used in our clinical and nonclinical trials and drug substance and drug product for our Microbiome program. In the past, we have relied exclusively on third-party manufacturers to supply drug substance and drug product materials for our Microbiome program. We are currently transitioning some of the third-party manufacturing to a small scale internal manufacturing facility to supply quantities of our microbiome drug substance and drug product for use in our planned nonclinical studies and early phase clinical trials. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical trials or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

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

As of September 30, 2018, we had 92 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding. Further, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues from the sale of products, and to achieve and maintain profitability.

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

We are exposed to the risk of fraud or other misconduct, including intentional failure to:

•	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;

•	provide accurate information to the FDA or comparable foreign regulatory authorities;

•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;

•	comply with the United States Foreign Corrupt Practices Act (the FCPA), the U.K. Bribery Act 2010, the PRC Criminal Law, the PRC Anti-unfair Competition Law and other anti-bribery laws;

•	report financial information or data accurately; or

•	disclose unauthorized activities to us.

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

We have international operations, including in China, and conduct clinical trials outside of the United States. A number of risks associated with international operations could materially and adversely affect our business.

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•	different regulatory requirements for drug approvals in foreign countries;

•	different standards of care in various countries that could complicate the evaluation of our product candidates;

•	different U.S. and foreign drug import and export rules;

•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;

•	reduced protection for intellectual property rights in certain countries;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	compliance with the FCPA and other anti-corruption and anti-bribery laws;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•	business interruptions resulting from geopolitical actions, including tariffs, war and terrorism, or natural disasters.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, although our licensors and the Company have filed patent applications and we have an issued patent in the U.S. related to our licensed delivery technology, which is expected to expire in 2034, we do not own or have any rights to any issued patents that cover any of our product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We rely on trade secret protections through confidentiality agreements with our employees, collaborators and other parties, and the breach of these agreements could adversely affect our business and prospects.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through September 30, 2018, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At September 30, 2018, our executive officers and directors owned approximately 6.3% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 43.7% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses not faced by private companies. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Capital Market, each of which imposes additional reporting and other obligations on public companies. Although we are currently unable to estimate these costs with any degree of certainty, we expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our product candidates or otherwise expand our business. Complying with these requirements might divert management’s attention from other business concerns, which could have a material adverse effect on our prospects, business, and financial condition. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits

(a) Exhibits.   The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences, Inc., as Sub-Sublandlord, and Assembly Biosciences, Inc., as Sub-Subtenant.	X
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

*	The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: November 8, 2018	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2018	By:	/s/ Graham Cooper
Graham Cooper
Chief Financial Officer and Chief Operating Officer
(Principal Financial Officer and Principal Accounting Officer)

