Form 10-K
period 2018-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2019-02-28
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

11711 N. Meridian Street, Suite 310

Carmel, Indiana 46032

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (317) 210-9311

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐    No    ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    ☒  No    ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.45 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes    ☒  No    ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No      ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2018, was approximately $745.0 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Capital Market on June 30, 2018.  For purposes of making this calculation only, the registrant has defined affiliates as including only (i) directors, (ii) executive officers, and (iii) certain shareholders that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2018. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 25, 2019, there were 25,540,757 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2019, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2018.

ASSEMBLY BIOSCIENCES, INC.

i

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of nonclinical studies and clinical studies, and our research and development programs;
•	the clinical and therapeutic potential of our product candidates;
•	our unproven approaches to therapeutic intervention;
•	the potential benefits of our existing collaborations and our ability to establish and maintain collaborations, including with Allergan Pharmaceuticals International Limited;
•	our ability to obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the rate and degree of market acceptance for our product candidates, if approved, and their clinical utility;
•	our plans to develop and commercialize our product candidates;
•	our ability to retain and recruit key personnel;
•	our ability to manage growth;
•	our competitive position;
•	our intellectual property position;
•	developments and projections relating to our competitors and our industry; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

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

ii

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that target the HBV core protein (“core inhibitors”) to inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered multiple novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

Our Microbiome program consists of a fully integrated platform that includes a disease-targeted strain isolation, identification, characterization and selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. In connection with our Microbiome program, we filed an Investigational New Drug (IND) application in December 2018 for ABI-M201 (Ulcerative Colitis). In February 2019, we initiated a Phase 1b human clinical study of ABI-M201 in patients with mildly to moderately active ulcerative colitis to evaluate safety, efficacy and exploratory endpoints. Using our microbiome platform capabilities, we are exploring additional product candidates for other disease indications, including Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we will pursue with Allergan Pharmaceuticals International Limited (Allergan) to the extent covered by the Collaboration Agreement discussed below or pursue either internally or in collaboration with other partners to the extent outside the scope of the Collaboration Agreement.

Business Strategy

We are focused on enhancing the health and well-being of patients with hard-to-treat infectious diseases, such as chronic HBV and illnesses associated with a dysbiotic microbiome. This commitment drives our efforts to forge a new and differentiated path to treating these conditions, inspired by the needs of millions of affected patients. We are pursuing a portfolio of novel core inhibitors with potential to substantially increase the cure rates of treated HBV patients and a novel class of oral synthetic live biotherapeutics designed to provide therapeutic benefit through local and systemic effects. We intend to progress our HBV-cure and Microbiome programs internally or using a variety of strategic arrangements, which may include collaborations, licenses, partnerships and other types of business arrangements. In January 2017, we entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction in February 2017, we received from Allergan an upfront payment of $50.0 million. Additionally, we are eligible to receive up to approximately $631.0 million in development milestone payments and up to approximately $2.14 billion in commercial development and sales milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications in the GI therapeutic field related to the GI tract. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

HBV-Cure Program

Background

The goal of our HBV-cure program is to substantially increase clinical cure rates for those chronically infected with HBV. HBV is a leading global cause of chronic liver disease and liver transplants. As of 2018, the WHO estimated that over 250 million people worldwide are infected with HBV. According to the WHO, 887,000 people died in 2015 as a result of HBV, mostly from complications, including cirrhosis and hepatocellular carcinoma. HBV is a global epidemic infecting more people than hepatitis C virus and HIV infections combined. A relatively small proportion of HBV patients currently receive treatment. According to the WHO, in 2015, of the over 250 million people living with HBV infection, the global treatment coverage only covered approximately 1.7 million. Further, less than 10% of treated patients exhibit a clinical cure, defined as loss of the viral surface antigen (HBsAg) with sustained response off therapy. Despite the low rates of treatment and clinical cure, the current market for nucleos(t)ide inhibitors (Nucs) to treat HBV in the United States, Europe, China, Japan and South Korea was estimated to be $2.5 billion in 2017. If new therapies can improve cure rates, we believe the market could grow substantially due to an increase in the number of HBV patients expected to seek the new therapies.

Current Treatments

Current therapeutic options for HBV include:

•	Direct Acting Antiviral medications (Nucelos(t)ide analogs). Several antiviral medications—including lamivudine (Epivir®), adefovir (Hepsera®), telbivudine (Tyzeka®), tenofovir alafenamide (Vemlidy®), tenofovir disoproxil fumarate and entecavir (Baraclude®)—effectively reduce circulating virus levels by inhibiting reverse transcription. Chronic therapy with these agents can result in reduced liver inflammation and fibrosis. Unfortunately, these are rarely curative, even after years of therapy, and viral replication resumes when therapy is stopped.

•	Pegylated Interferon alfa (PegIFN-a). This synthetic version of a substance produced by the body to fight infection is used mainly for people infected with HBV who do not want to undergo long-term treatment (e.g., patients who might want to become pregnant within a few years). It is administered by injection. Cure rates are relatively low and side effects may be severe, including flu-like symptoms and depression.

Our HBV-cure Program Focus: Leveraging HBV Core Protein to Achieve a Clinical Cure using Core Inhibitors

Our HBV research team is working on discovering and developing core inhibitors with the potential to inhibit the functional activities of HBV at multiple points in the viral lifecycle. Core protein is involved in several steps of the HBV lifecycle and is essential for HBV’s continued regeneration and prolonged survival. In addition to inhibiting viral replication in clinical studies, core inhibitors have been shown to inhibit the generation of closed circular covalent DNA (cccDNA) in preclinical assays.

HBV is a DNA-virus that infects hepatocytes and establishes a reservoir of cccDNA, a unique DNA moiety that resides in the cell nucleus of HBV-infected cells and is associated with viral persistence and chronic infection. No current oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation highly sought in the HBV field. A key focus of our HBV-cure program is targeting the core protein, a highly conserved viral structural protein that has no human homologue and is involved in numerous aspects of the HBV lifecycle, including the generation of the viral cccDNA. We have discovered several chemically-distinct series of core inhibitors, which are small molecules that directly target and allosterically inhibit core protein functions. Our HBV pipeline therefore offers the potential for both first in class and best in class opportunities for developing agents that target critical steps involved in cccDNA generation and the viral lifecycle. We believe that our approach of targeting viral core protein and its related functions provides a promising foundation for substantially improving clinical cure rates for HBV.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocyte cells and patients. On this basis, our core inhibitors have shown preclinical proof of principle. In a variety of cell culture models, core inhibitors have demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e-antigen (HBeAg), HBV S antigen (HBsAg) and viral pre-genomic RNA (pgRNA).

Our Product Candidates

Our clinical strategy encompasses testing core inhibitors first as a monotherapy, as required by regulatory agencies, to demonstrate their intrinsic antiviral activity and subsequently in combination with other classes of HBV therapies.

ABI-H0731

The lead product candidate from this program, ABI-H0731, has completed a Phase 1a/1b human clinical study in countries outside the United States. We have also completed an additional Phase 1a (ABI-H0731-102) pharmacokinetic (PK), safety and tolerability study of ABI-H0731 in healthy volunteers in the United States. In 2018, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to ABI-H0731 for the treatment of patients with chronic HBV infection.

Final data from our completed Phase 1a (ABI-H0731-102) PK, safety and tolerability study and Phase 1b (ABI-H0731-101b) study of antiviral effects was presented at the American Association for the Study of Liver Diseases (AASLD) Annual Meeting (The Liver Meeting®) in November 2018. Antiviral activity was observed across patient cohorts. In the 300 mg dose cohort, the mean maximal declines from baseline were reported as ≥2.8* log 10 IU/mL after 28 days, with ≥2.9 and 2.5* log 10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log 10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). Mean RNA reductions observed in the 300 mg dose cohort were 2.3 log 10 IU/mL over 28 days. The observed reductions in viral RNA levels are a distinguishing feature of this class of inhibitors compared to standard of care Nuc therapy.

Across all cohorts in the Phase 1a and Phase 1b studies, ABI-H0731 was generally well-tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. With the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation, there were no other Grade 3 or Grade 4 adverse events, and no other drug discontinuations have occurred in these studies.

* Excludes one subject found to have resistance at baseline.

In July 2018, we commenced two Phase 2a combination studies for ABI-H0731 at sites in the United States, Canada, Hong Kong, New Zealand and the United Kingdom. The first Phase 2a trial, ABI-H0731-201 (the 201 Study), enrolled HBV patients whose viral load had already been suppressed on a standard of care Nuc therapy. Seventy-three patients were randomized 3:2 to receive either 300 mg of ABI-H0731 daily or placebo in addition to their continued Nuc therapy for six months. The 201 Study compares the safety and tolerability of combination therapy with ABI-H0731, as well as declines in HBV S antigen (HBsAg) and HBV E antigen (HBeAg), to those seen in patients on Nuc monotherapy. In this study, blood levels of HBsAg and HBeAg will serve as surrogate biomarkers of cccDNA levels.

The second Phase 2a trial, ABI-H0731-202 (the 202 Study), enrolled 25 HBeAg positive HBV patients who are naïve to Nuc treatment, and randomized 1:1 to receive either 300 mg of ABI-H0731 daily or placebo in combination with standard of care entecavir (0.5 mg) for six months. The 202 Study assesses the relative antiviral potency of combination therapy compared with entecavir alone. Endpoints include the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg), and the safety and tolerability of ABI-H0731. Initial data from both the 201 Study and the 202 Study is expected in the second quarter of 2019, and final six-month data from both the 201 Study and the 202 Study is expected in the second half of 2019.

All subjects who complete treatment in either the 201 Study or 202 Study have the option to roll over into a long-term open label study of ABI-H0731 (the 211 Study) and receive a combination of ABI-H0731 with ongoing standard of care Nuc therapy. Subjects on the 211 Study will be treated for up to an additional year from the time of completion of their participation in the 201 Study or the 202 Study, as applicable.  Subjects in the 211 Study who achieve a complete response, defined as HBsAg <100 IU, loss of HBeAg and viral load below limits of detection, will have the opportunity to stop all treatment (ABI-H0731 and standard of care Nuc therapy) and be monitored for six months off therapy to assess whether combination therapy improves the rate of sustained viral responses.

ABI-H2158

ABI-H2158, our second product candidate in the HBV-cure program, is an internally discovered and developed drug product candidate that is chemically distinct from ABI-H0731. In November 2018, we initiated a Phase 1a/1b dose-ranging clinical study of ABI-H2158 in New Zealand, to assess the safety, tolerability and PK of ABI-H2158 in healthy volunteers and then subsequently assess the safety, tolerability, PK and initial antiviral potency in non-cirrhotic patients with chronic HBV infection. We expect to advance ABI-H2158 into the Phase 1b portion of this study in the second quarter of 2019. Initial data from the healthy volunteer cohort of this study is expected in mid-2019.

ABI-H3733

We also recently selected a third clinical product candidate for the treatment of HBV, ABI-H3733, a novel chemical scaffold separate from ABI-H0731 and ABI-H2158, that is currently undergoing IND-enabling studies.

Other Product Candidates

We plan to conduct additional research and development to identify additional product candidates for our HBV-cure program.

License Agreement and Intellectual Property

Indiana University Research and Technology Corporation

In September 2013, we entered into an exclusive license agreement (the IURTC License Agreement) with Indiana University Research and Technology Corporation (IURTC) pursuant to which we acquired, with rights to sublicense, the rights to develop and commercialize products associated with multiple patents and patent applications covering aspects of our HBV program held by IURTC. As part of this agreement, we are obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000, with a portion related to the first performance milestone having been paid. Under the IURTC License Agreement, we are also obligated to pay IURTC royalties based on net sales of the licensed technology ranging from 0.5% to 1.75%. In addition, under the IURTC License Agreement, we pay annual diligence maintenance fees of $75,000, which increase to $100,000 in the year following the sale of our first licensed commercial product. Milestone payments received by IURTC are fully creditable against the annual diligence maintenance fee for the year in which the milestone payments are received.

The IURTC License Agreement may be terminated by us, with or without cause, upon 90 days advance written notice, by IURTC upon our material breach with 60 days advance written notice or by IURTC, in certain cases, upon our insolvency or bankruptcy immediately upon written notice.

Intellectual Property

In regard to our HBV patent estate, we co-own with and exclusively license from Indiana University one issued U.S. patent, two pending U.S. patent applications, and related foreign patent applications that relate to compositions of matter and methods of using ABI-H0731.  The issued U.S. patent is expected to expire in 2035. The pending U.S. patent applications, if issued, are expected to expire between 2035 and 2036.   In addition, we own one pending PCT application with claims directed to a process for preparing ABI-H0731; any patents issuing therefrom are expected to expire in 2038. We also co-own and exclusively license additional pending U.S. patent applications and related foreign patent applications related to analogs of ABI-H0731.

We also own one pending PCT application that relates to composition of matter and method of use claims relating to ABI-H2158; any patents issuing therefrom are expected to expire in 2038. We also own two additional U.S. provisional patent applications directed to analogs of ABI-H2158. In addition, we own one pending U.S. provisional patent application that relates to composition of matter and method of use claims relating to ABI-H3733.

Microbiome Program

Background

Our Microbiome program is based on the targeted delivery of novel microbiome-based therapies in a licensed patented oral formulation, called GEMICEL®, which applies our novel coating and encapsulation technology allowing for targeted delivery of complex agents to select regions of the gastrointestinal (GI) tract. Using this proprietary delivery platform, we aim to deliver selected combinations of monoculture strains of beneficial bacteria in novel “synthetic formats” to the GI tract. In connection with our Microbiome program, we filed an IND application in December 2018 for ABI-M201 (Ulcerative Colitis). In February 2019, we initiated a Phase 1b human clinical study of ABI-M201 in patients with mildly to moderately active ulcerative colitis to evaluate safety, efficacy and exploratory endpoints. Using our microbiome platform capabilities, we are exploring additional product candidates for other disease indications, including Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we will pursue with Allergan to the extent covered by the Collaboration Agreement or pursue either internally or in collaboration with other partners to the extent outside the scope of the Collaboration Agreement.

In recent years, there has been increasing scientific evidence suggesting the therapeutic potential of the human microbiome—the billions of microbes living in and on people—to impact health and disease. Our approach builds upon experience reported in the literature of successfully treating various disease indications with fecal material transplants (FMT) and seeks to provide a pharmacologically relevant therapy using a “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

Collaboration Agreement, License Agreement and Intellectual Property

Allergan

On January 6, 2017, we entered into the Collaboration Agreement to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, we granted Allergan an exclusive worldwide license for rights to preclinical compounds ABI-M201 and ABI-M301, targeting ulcerative colitis (UC) and Crohn's disease (CD), respectively, as well as two additional compounds to be identified by us for irritable bowel syndromes (IBS).

Under the Collaboration Agreement, we and Allergan will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction in February 2017, we received from Allergan an upfront payment of $50.0 million. Additionally, we are eligible to receive up to approximately $631.0 million in development milestone payments and up to approximately $2.14 billion in commercial milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. We and Allergan have agreed to share development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies on a ⅓, ⅔ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75.0 million in the aggregate, we may elect either (a) to fund ⅓ of such costs in excess of $75.0 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75.0 million plus a premium of 25%. We have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Allergan may terminate the Collaboration Agreement at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure.

Therabiome

In November 2013, we entered into a License and Collaboration Agreement with Therabiome, LLC (Therabiome) for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH-sensitive controlled release capsule-in-capsule technology. Under the agreement, Therabiome granted us the exclusive worldwide license, with rights to sublicense, to develop the intellectual property for commercialization of the use of bacteria, viruses, proteins, and small molecules by oral delivery using the licensed intellectual property in (i) gastrointestinal dysbiosis, including but not limited to irritable bowel syndrome-constipation, irritable bowel syndrome-diarrhea, inflammatory bowel disease, metabolic syndrome, type 2 diabetes, obesity and hypertension, (ii) auto-immune disorders and autism, including but not limited to as controlled by bacteria or virus, and (iii) orally delivered vaccines, including viral and bacterial, and (b) any oral delivery of small molecules using the licensed intellectual property. We are solely responsible for all research and development activities with respect to any product we develop under the license.

In connection with the filing of an IND in December 2018 and the initiation of a Phase 1b clinical study in February 2019, we expect aggregate milestone payments of up to $350,000 will become due and payable in 2019. For each product or therapy utilizing the licensed technology for which we file a new drug application (NDA), we would be obligated to pay Therabiome aggregate clinical and U.S. regulatory milestone payments ranging from $2.6 million to $3.4 million, depending on whether the milestone occurs before we file our first NDA for a product or after our first, second or third NDA filings. Additional milestone payments of $3.0 million and $1.0 million would be due upon receipt of marketing approval by the FDA and upon approval of a supplemental NDA for a new indication in the United States, respectively.

We also must pay Therabiome lesser amounts for certain foreign regulatory milestones, which vary by country and region. We also must pay Therabiome royalties on annual net product sales in the low to mid-single digit percentages plus, once annual net sales exceed two specified thresholds, a one-time cash payment upon reaching each threshold.

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

Intellectual Property

In regard to our microbiome patent estate, we exclusively license from Therabiome one issued U.S. patent , two pending U.S. patent applications, over five foreign patents granted in Europe, China, Japan, Australia, and Canada, and related foreign patent applications that relate to a lower gastrointestinal tract-targeted oral delivery system.  The issued U.S. patent is expected to expire in 2034.  The pending U.S. patent applications if issued are expected to expire between 2033 and 2034. The foreign patents and any patents issuing from the foreign patent applications are expected to expire between 2033 and 2034. In addition, we own one pending U.S. provisional patent application that relates to ABI-M201.

In addition, we own the GEMICEL® trademark used in conjunction with our licensed targeted oral delivery system.

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

U.S. drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations, and biological products under both the FDCA and the Public Health Service Act (PHSA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug or biological product may be marketed in the United States generally involves the following:

•	completion of nonclinical laboratory tests and animal studies in compliance with the FDA’s good laboratory practice (GLP) regulations, as required;
•	submission to the FDA of an IND which must become effective before human clinical studies may begin;
•	approval by an independent institutional review board (IRB) at each clinical site before each trial may be initiated;
•	performance of adequate and well-controlled human clinical studies in accordance with good clinical practices (GCP) to establish the safety and efficacy of the proposed drug or biological product for each indication;
•	submission to the FDA of a new drug application (NDA) or a biologics license application (BLA);
•	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the product is produced to assess compliance with current good manufacturing practices (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity; and
•	FDA review and approval of the NDA or BLA.

Nonclinical Studies and IND

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term nonclinical testing, such as animal tests of reproductive adverse events and carcinogenicity, may continue after the IND is submitted. For some products, the FDA may waive the need for certain nonclinical tests. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical studies and places the trial on clinical hold. If an IND or clinical study is placed on clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. As a result, submission of an IND may not result in the FDA allowing clinical studies to commence.

Clinical studies

Clinical studies involve the administration of the investigational new drug or biological product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical trial. Clinical studies are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

Human clinical studies are typically conducted in three sequential phases, which may overlap or be combined:

•	Phase 1: The drug or biological product is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•	Phase 2: The drug or biological product is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.
•	Phase 3: The drug or biological product is administered to an expanded patient population in adequate and well-controlled clinical studies to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA. Additionally, IND safety reports must be submitted to the FDA and the investigators within 15 calendar days after determining that the information qualifies for reporting, IND safety reports are required for serious and unexpected suspected adverse reactions, findings from animal or in vitro testing or other studies that suggest a significant risk to humans, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. In addition, a sponser must notify the FDA within seven calendar days after receiving information concerning any unexpected fatal or Life-threatening suspected adverse reaction. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $2.6 million and the sponsor of an approved NDA or BLA is also subject to an annual program fee currently set at approximately $310,000 through September 30, 2019. These fees are typically adjusted on October 1 each year.

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

After the FDA’s evaluation of the NDA or BLA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug or biological product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA or BLA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA or BLA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical studies, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies (REMs), which can materially affect the potential market and profitability of the product or impose new labeling, testing or distribution and use requirements. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

In addition to other benefits, such as the ability to use surrogate endpoints and have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical study process.

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

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug or biological product for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM). In clinical studies, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical studies to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA.

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

Orphan drugs

Under the Orphan Drug Act, as amended, the FDA may grant orphan drug designation to drugs or biological products intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the biologic for the disease or condition will be recovered from sales of the product in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not shorten the duration of the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product and indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A drug or biological product will be considered clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same orphan disease or condition, or the same drug or biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA/BLA application user fee.

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

The FDA may impose a number of post-approval requirements, including REMs, as a condition of approval of an NDA or BLA. For example, the FDA may require post-marketing testing, including Phase 4 clinical studies, and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization.

In addition, drug manufacturers and other entities involved in the manufacture and distribution of approved drugs are required to register their establishments with the FDA and state agencies and are subject to periodic unannounced inspections by the FDA and these state agencies for compliance with cGMP requirements. Changes to the manufacturing process are strictly regulated and often require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting and documentation requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the areas of production and quality control to maintain cGMP compliance.

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REM program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product approvals;
•	product seizure or detention, or refusal to permit the import or export of products; or
•	consent decrees, injunctions or the imposition of civil or criminal penalties.

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

Additional provisions

In addition to FDA restrictions on marketing of pharmaceutical products, several other types of state and federal laws have been applied to restrict certain marketing practices in the pharmaceutical industry in recent years. These laws include anti-kickback statutes and false claims statutes. The federal anti-kickback statute prohibits, among other things, knowingly and willfully offering, paying, soliciting or receiving remuneration to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any healthcare item or service reimbursable under Medicare, Medicaid or other federally financed healthcare programs. This statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers and formulary managers on the other. Violations of the anti-kickback statute are punishable by imprisonment, criminal fines, civil monetary penalties and exclusion from participation in federal healthcare programs. In addition, the Affordable Care Act provides that a claim including items or services resulting from a violation of the federal anti-kickback statute constitutes a false or fraudulent claim for purpose of the federal False Claims Act. Although there are a number of statutory exemptions and regulatory safe harbors protecting certain common activities from prosecution or other regulatory sanctions, the exemptions and safe harbors are drawn narrowly, and practices that involve remuneration intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exemption or safe harbor.

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

Foreign Regulation

In order to market any product outside of the United States, we would need to comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy and governing, among other things, clinical studies, marketing authorization, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we would need to obtain the necessary approvals by the comparable regulatory authorities of foreign countries before we can commence clinical studies or marketing of the product in those countries. The approval process varies from country to country and can involve additional product testing and additional administrative review periods. The time required to obtain approval in other countries might differ from and be longer than that required to obtain FDA approval. Regulatory approval in one country does not ensure regulatory approval in another, but a failure or delay in obtaining regulatory approval in one country may negatively impact the regulatory process in others.

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

The marketability of any products for which we may receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, an increasing emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, the Affordable Care Act was enacted in the United States in March 2010 and contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Even if favorable coverage and reimbursement status is attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs and biologics is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. For our HBV-cure program, potential competitors include Johnson & Johnson, Roche, Gilead Sciences Inc., Enanta Pharmaceuticals, Inc., HEC Pharma and Arbutus Biopharma Corp., among others. Additionally, we may face competition from currently available treatments for HBV. For our Microbiome program, our competitors include Johnson & Johnson, Takeda Pharmaceutical Company Ltd, Bristol Myers Squibb Co., Seres Therapeutics, Inc., Vedanta Biosciences, Inc., Finch Therapeutics, Inc., Enterome Bioscience S.A. and Second Genome, Inc. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of ABI-H0731, ABI-H2158 and ABI-H3733 used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for products for our HBV-cure program. In our Microbiome program, we currently utilize internal and third-party manufacturing to supply quantities of drug substance and drug product for use in ongoing and planned nonclinical studies. Third-party manufacturers are used to supply drug substance for early-stage clinical studies in our Microbiome program. We have transitioned third-party manufacturing of drug product to a small-scale internal manufacturing facility for early-stage clinical studies. As we advance these programs through clinical development and potential commercialization, we expect to expand our internal manufacturing capabilities for drug substance and drug product for our Microbiome program.

Employees

As of December 31, 2018, we had 95 employees and contracts with a number of temporary contractors, consultants and contract research organizations.

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

Corporate Information

Our principal executive office is at 11711 N. Meridian Street, Suite 310, Carmel, Indiana 46032. Our telephone number is (317) 210-9311.

Available Information

Our website address is www.assemblybio.com. We routinely post, or have posted, important information for investors on our website in the “Investors” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, Securities and Exchange Commission (SEC) filings, presentations and webcasts. We make available free of charge through our website our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the SEC.

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

In addition, all of our product candidates are currently in early clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies, Phase 1a/1b and initial Phase 2a clinical data. We cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates and therapeutic approaches is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful, and we may not generate viable products or revenue.

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

All of our product candidates are currently in early clinical development or in varying stages of nonclinical development. It may be years before the larger, pivotal trials necessary to support regulatory approval of our product candidates are initiated, if ever. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

•	developing dosages that will be tolerated, safe and effective;

•	reaching agreement with the FDA or comparable foreign regulatory authorities regarding the scope, design and data necessary to support regulatory approval for the product candidate;

•	demonstrating through clinical studies that the product candidate is safe and effective in patients for the intended indication;

•	determining the appropriate delivery mechanism;

•	demonstrating that the product candidate formulation will be stable for commercially reasonable time periods; and

•	completing the development and scale-up to permit manufacture of our product candidates in quantities sufficient to execute on our clinical development plans and, eventually, in commercial quantities and at acceptable prices.

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

Nonclinical studies may not be representative of disease behavior in clinical studies. The outcomes of nonclinical testing and clinical studies are uncertain, and results of earlier nonclinical studies and clinical studies may not be predictive of future clinical study results.

The results of nonclinical studies may not be representative of disease behavior in a clinical setting and thus may not be predictive of the outcomes of our clinical studies. In addition, the results of nonclinical studies and early clinical studies of product candidates may not be predictive of the results of later-stage clinical studies, and the results of any study or trial for any of our product candidates may not be as positive as the results for any prior studies or trials, if at all.

Nonclinical studies and clinical testing are expensive, can take many years to complete and their outcomes are highly uncertain. Failure can occur at any time during the nonclinical study and clinical study processes due to inadequate performance of a drug candidate or inadequate adherence by patients or investigators to clinical study protocols. Further, clinical studies might not provide statistically significant data supporting a product candidate’s safety and effectiveness to obtain the requisite regulatory approvals. In addition, there is a high failure rate for drugs and biologics proceeding through clinical studies. Our failure to replicate earlier positive results in later-stage clinical studies or otherwise demonstrate the required characteristics to support marketing approval for any of our product candidates would substantially harm our business, prospects, financial condition and results of operations.

Top-line or initial data may not accurately reflect the complete results of a particular study or trial.

We may publicly disclose top-line or initial data from time to time, which is based on a preliminary analysis of then-available efficacy, tolerability, PK and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimates, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate fully and carefully all data. As a result, the top-line or initial results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial or preliminary data we previously published. As a result, top-line and initial data should be viewed with caution until the final data are available.

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular drug candidate or biotherapeutic and our company in general. In addition, the information we may publicly disclose regarding a particular nonclinical or clinical study is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line or initial data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

Nonclinical and clinical testing required for our product candidates is expensive and time-consuming and may result in delays or may fail to demonstrate safety and efficacy for desired indications. Such delays or failures could delay or prevent our receipt of licensing, sales and/or milestone revenue.

Before we or any commercial partners can obtain FDA approval (or other foreign approvals) necessary to sell any of our product candidates, we must show through nonclinical studies and human testing in clinical studies that each potential product is safe and effective in humans. To meet these requirements, we must conduct extensive nonclinical testing and sufficient adequate and well-controlled clinical studies. Conducting clinical studies is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting nonclinical studies or clinical studies might cause us to incur additional operating expenses. The commencement and rate of completion of clinical studies might be delayed by many factors, including, for example:

•	delays in reaching agreement with regulatory authorities on trial design;

•	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites;

•	failure to demonstrate efficacy during clinical studies;

•	the emergence of unforeseen safety issues;

•	inability to manufacture sufficient quantities of qualified materials under cGMP for use in clinical studies;

•	slower than expected rates of patient recruitment;

•	failure to recruit a sufficient number of eligible patients, which may be due to a number of reasons, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, and other potential drug candidates being studied;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	modification of clinical study protocols;

•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical study materials;

•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;

•	changes in regulatory requirements for clinical studies;

•	delays, suspension, or termination of clinical studies by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and

•	government, institutional review board, ethics committee, or other regulatory delays or clinical holds requiring suspension or termination of the trials.

We have used and intend to continue to rely on one or more CROs to conduct our nonclinical studies and clinical studies. We are highly dependent on these CROs to conduct our studies and trials in accordance with the requirements of the FDA, applicable local laws and good clinical and scientific practice. In the event the CROs fail to perform their duties in such a fashion, we may not be able to complete our clinical studies and may fail to obtain regulatory approval for any of our product candidates.

The failure of nonclinical studies and clinical studies to demonstrate safety and effectiveness of a product candidate for the desired indications could harm the development of that product candidate or other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our nonclinical studies or clinical studies would delay the filing of our NDAs or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical studies could materially harm our business, financial condition, and results of operation.

Any product candidates that we may discover and develop may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical studies or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical studies. Such results could also cause us to, or regulatory authorities to require us to, cease further development of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations. The most common treatment-emergent adverse events that we observed in our completed Phase 1a (ABI-H0731-102) safety and PK study and Phase 1b (ABI-H0731-101b) study of antiviral effects were headaches and rashes, which were among the only adverse events deemed by clinical investigators to be probably or possibly related to the study drug, with the exception of a single isolated Grade 3 rash that resolved rapidly without intervention other than treatment discontinuation, which was the only treatment discontinuation in those completed studies.

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product and require us to take them off the market;

•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;

•	regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a Risk Evaluation Mitigation Strategies (REMS) plan to ensure that the benefits of the product outweigh its risks;

•	we may be required to change the way a product is administered, conduct additional clinical studies or change the labeling of a product;

•	we may be subject to limitations on how we may promote the product;

•	sales of the product may decrease significantly;

•	we may be subject to litigation or product liability claims; and

•	our reputation may suffer.

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

We merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of December 31, 2018 and December 31, 2017, the combined company had an accumulated deficit of approximately $341.8 million and $251.0 million, respectively, and net losses of approximately $90.8 million, $42.8 million, and $44.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical study activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues from the sale of products and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance ABI-H0731, our first HBV-cure candidate, through clinical development and conduct nonclinical studies and clinical studies with ABI-H2158 and ABI-H3733, our second and third HBV-cure product candidates, respectively;

•	advance ABI-M201 (Ulcerative Colitis), our first candidate from our Microbiome program, through clinical development;

•	continue to undertake research and development to identify potential additional product candidates in both our HBV-cure and Microbiome programs;

•	seek regulatory approvals for our product candidates; and

•	pursue our intellectual property strategy.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we are unable to accurately predict the timing or amount of increased expenses or when, or if, we will be able to achieve profitability. In addition, our expenses could increase if we are required by the FDA or comparable foreign regulatory authorities to perform studies or trials in addition to those currently expected, or if there are any delays in completing our clinical studies or the development of any of our product candidates.

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue from the sale of products and achieve profitability will depend on, among other things:

•	successful completion of research, nonclinical studies and clinical studies for our product candidates;

•	obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;

•	maintaining patent protection for our products, methods, processes and technologies and/or obtaining regulatory exclusivity;

•	establishing manufacturing, sales, and marketing arrangements internally and/or with third parties for any approved products; and

•	raising sufficient funds to finance our activities, if and when needed.

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

We are an early stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

•	continuing to undertake research and development and nonclinical studies and clinical studies;

•	participating in regulatory approval processes;

•	formulating and manufacturing products; and

•	conducting sales, marketing and distribution activities.

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

Similarly, our Microbiome program is based on a novel therapeutic approach designed to treat disorders associated with the microbiome. To our knowledge, no companies have received regulatory approval for, or manufactured on a commercial scale, any microbiome-based therapeutics. Our microbiome therapy candidates are in nonclinical and early clinical development, and our GEMICEL® dual-targeted release capsule formulation is novel and has not yet shown to deliver successfully live bacteria in patients. The ability to deliver bacteria effectively and reliably to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to develop successfully commercial products, we will be unable to generate revenue from the sale of products or build a sustainable or profitable business.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV product candidates and our microbiome platform as well as initiate development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change or if clinical study timelines are accelerated. If that happens, we may need additional financing to continue the development of our HBV and Microbiome product candidates, which we might seek and receive from the public financial markets or from third-party commercial partners. There is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such events or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities, is subject to the political process, which is inherently fluid and unpredictable.

In addition, over the last several years, including most recently from December 22, 2018 to January 25, 2019, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If another prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions or our ability to raise capital through the public financial markets, either of which could have a material adverse effect on our business.

We are substantially dependent on our Collaboration Agreement with Allergan, which may be terminated or may not be successful due to a number of factors, which could have a material adverse effect on our business and operating results.

In January 2017, we entered into the Collaboration Agreement for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors.  In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon either 90 days’ (prior to the initiation of the first proof of concept (POC) trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

We are dependent on a license relationship for each of our HBV-cure program and our Microbiome program.

Our license agreement with Indiana University Research and Technology Corporation (IURTC) from whom we have licensed ABI-H0731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to ABI-H0731 and certain other HBV therapies. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000, with a portion related to the first performance milestone having been paid. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($75,000 to $100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, LLC (Therabiome), from whom we have licensed our delivery platform of our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

We rely on third-party vendors, scientists, investigators and collaborators to provide us with significant data and other information related to our projects, nonclinical studies and clinical studies, and our business. If these third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially adversely affected.

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

We lack suitable facilities for certain nonclinical and clinical testing and expect to rely on third parties to conduct some of our research and nonclinical testing and our clinical studies, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such research, testing or trials.

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

Our reliance on these third parties for research and development activities also reduces our control over these activities but will not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical studies, good clinical practices, and our reliance on third parties does not relieve us of our regulatory responsibilities. Furthermore, these third parties may also have relationships with other entities, some of which may be our competitors. In addition, these third parties are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether or not they devote sufficient time and resources to our clinical and nonclinical programs. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical studies or clinical studies may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates. As a result, our results of operations and business prospects would be harmed, our costs could increase and our ability to generate revenues from the sale of products could be delayed.

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

We currently rely on third-party manufacturers to supply the quantities of ABI-H0731, ABI-H2158 and ABI-H3733 used in our clinical and nonclinical studies and the drug substance for our Microbiome program. We currently manufacture our microbiome drug product for use in our planned nonclinical studies and early-stage clinical studies; however, we may require third-party manufacturers for subsequent clinical studies or other microbiome drug products. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

In addition, before we or any of our collaborators can begin to commercially manufacture our product candidates, each manufacturing facility and process is subject to regulatory review. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s cGMPs and applicable non-U.S. regulatory requirements. The cGMP requirements govern compliance and documentation policies and procedures. Complying with cGMP and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and compliance to assure that the product meets applicable specifications and other requirements. Any manufacturing facility must also pass a pre-approval inspection prior to FDA approval. Failure to pass a pre-approval inspection might significantly delay FDA approval of our product candidates. If we or any of our future collaborators fails to comply with these requirements with respect to the manufacture of any of our product candidates, regulatory action could limit the jurisdictions in which we are permitted to sell our products, if approved. As a result, our business, financial condition, and results of operations might be materially harmed.

We are exposed to the following risks with respect to the manufacture of our product candidates:

•	If we are unable to establish our own manufacturing capabilities, we will need to identify manufacturers for commercial supply on acceptable terms, which we may not be able to do because the number of potential manufacturers is limited, and the FDA must approve any new or replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

•	We or any third-party manufacturers with whom we contract might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and, if approved, commercial needs in a timely manner.

•	Any third-party manufacturers with whom we contract might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical studies or to produce, store and successfully distribute our products.

•	One or more of any third-party manufacturers with whom we contract could be foreign, which increases the risk of shipping delays and adds the risk of import restrictions.

•	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign requirements. Any internal manufacturing facilities we establish may fail to comply, and we would not have complete control over any third-party manufacturers’ compliance, with these regulations and requirements.

•	We may be required to obtain additional intellectual property rights from third parties in order to manufacture our product candidates, and if any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors.

•	We may be required to share our trade secrets and know-how with third parties, thereby risking the misappropriation or disclosure of our intellectual property by or to third parties.

•	If we contract with third-party manufacturers, we might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

Each of these risks could delay our development efforts, nonclinical studies and clinical studies or the approval, if any, of our product candidates by the FDA or applicable non-U.S. regulatory authorities or the commercialization of our product candidates and could result in higher costs or deprive us of potential product revenues. As a result, our business, financial condition, and results of operations might be materially harmed.

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

We might compete against fully integrated pharmaceutical or biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

•	developing drugs;

•	undertaking nonclinical testing and human clinical studies;

•	obtaining FDA and other regulatory approvals of drugs;

•	formulating and manufacturing drugs; and

•	launching, marketing and selling drugs.

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

The Affordable Care Act (ACA) includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

Even if a potential product displays a favorable efficacy and safety profile in nonclinical studies and clinical studies, market acceptance of the product will not be known until after it is launched. Any failure to achieve market acceptance for our product candidates will harm our business, results and financial condition.

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

As of December 31, 2018, we had 95 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

Significant disruptions of information technology systems or breaches of data security could materially adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent this data from being compromised, and we rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks or cyber intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyberterrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and non-U.S. privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009 (HITECH), and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission, state breach notification law and the European Union’s General Data Protection Regulation (GDPR). We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. Both before and after approval of any product, we and our collaborators, suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, clinical studies, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning or untitled letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; voluntary product recall; product seizure; interruption of manufacturing or clinical studies; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; exclusion from federal health care programs such as Medicare and Medicaid; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation.

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our product candidates. The regulatory review and approval process, which includes nonclinical testing and clinical studies of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct clinical studies and approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires submitting extensive nonclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy for each intended use. The development and approval process might take many years, requires substantial resources, and might never lead to the approval of a product.

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

We, or any current or future collaborators, cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the applicable regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA, in the case of our HBV-cure program, or a BLA, in the case of our product candidates in our Microbiome program, demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical studies. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

Once a product candidate is approved, numerous post-approval requirements apply. Among other things, we and our collaborators will be subject to requirements regarding testing, manufacturing, quality control, clinical studies, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. The holder of an approved NDA or BLA is subject to ongoing FDA oversight, monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA or BLA. Application holders must submit new or supplemental applications and obtain FDA approval for changes to the approved product, product labeling, or manufacturing process, depending on the nature of the change. Application holders also must submit advertising and other promotional material to the FDA and report on ongoing clinical studies. The FDA also has the authority to require changes in the labeling of approved drug products and to require post-marketing studies. The FDA can also impose distribution and use restrictions under a REMS.

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

In the United States and in other countries, there have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act (the ACA).

Among the provisions of the ACA of importance to our potential drug candidates are the following:

•	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologics;

•	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;

•	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;

•	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices (which was increased to 70% as of January 1, 2019 under the Bipartisan Budget Act of 2018 (BBA));

•	extension of manufacturers’ Medicaid rebate liability;

•	expansion of eligibility criteria for Medicaid programs;

•	expansion of the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program;

•	new requirements to report financial arrangements with physicians and teaching hospitals;

•	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and

•	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.The Tax Cuts and Jobs Act of 2017 (the Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare & Medicaid Services (CMS), have stated that the ruling will have no immediate effect, and on December 30, 2018, the Texas District Court Judge issued an order staying the judgment pending appeal. It is unclear what effects this decision, subsequent appeals of this decision, and other efforts to repeal and replace the ACA will have.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on nonexempt medical devices. Further, the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;

•	federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;

•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

•	the U.S. federal Food, Drug and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, and the Public Health Service Act (PHSA), which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;

•	the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which went into effect on May 25, 2018, applies to any company established in the European Union (EU) as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior.  The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Compliance with the GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products and services or even prevent us from offering certain products in jurisdictions that we may operate in.

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

Our business exposes us to the risk of product liability claims that are inherent in the development of drugs and biotherapeutics. If the use of one or more of our product candidates or approved drugs, if any, harms people, we might be subject to costly and damaging product liability claims brought against us by clinical study participants, consumers, health care providers, pharmaceutical companies or others selling our products. Our inability to obtain sufficient product liability/clinical study insurance at an acceptable cost to protect against potential product liability claims could prevent or inhibit the commercialization of pharmaceutical products we develop. We cannot predict all of the possible harms or side effects that might result and, therefore, the amount of insurance coverage we maintain might not be adequate to cover all liabilities we might incur. We intend to expand our insurance coverage to include product liability insurance covering the sale of commercial products if we obtain marketing approval for our drug candidates in development, but we might be unable to obtain commercially reasonable product liability insurance for any products approved for marketing. If we are unable to obtain insurance at an acceptable cost or otherwise protect against potential product liability claims, we will be exposed to significant liabilities, which might materially and adversely affect our business and financial position. If we are sued for any injury allegedly caused by our products, our liability could exceed our total assets and our ability to pay the liability. Any successful product liability claims or series of claims brought against us would decrease our cash and could cause the value of our common stock to decrease.

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

Misconduct could also involve the improper use or misrepresentation of information obtained in the course of clinical studies, creating fraudulent data in our nonclinical studies or clinical studies or illegal misappropriation of product materials, which could result in regulatory sanctions, delays in clinical studies, or serious harm to our reputation. We have adopted a code of conduct for our directors, officers and employees (the Code of Conduct), but it is not always possible to identify and deter employee misconduct. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. Additionally, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us and we are not successful in defending ourselves or asserting our rights, those actions could harm our business, results of operations, financial condition and cash flows, including through the imposition of significant fines or other sanctions.

We are subject to certain U.S. and foreign anti-corruption, anti-money laundering, export control, sanctions, and other trade laws and regulations (collectively, Trade Laws). We can face serious consequences for violations.

Among other matters, Trade Laws prohibit companies and their employees, agents, clinical research organizations, legal counsel, accountants, consultants, contractors, and other partners from authorizing, promising, offering, providing, soliciting, or receiving directly or indirectly, corrupt or improper payments or anything else of value to or from recipients in the public or private sector. Violations of Trade Laws can result in substantial criminal fines and civil penalties, imprisonment, the loss of trade privileges, debarment, tax reassessments, breach of contract and fraud litigation, reputational harm, and other consequences. We have direct or indirect interactions with officials and employees of government agencies or government-affiliated hospitals, universities, and other organizations. We also expect our non-U.S. activities, particularly in China, to increase in time. We engage third parties for clinical studies and/or to obtain necessary permits, licenses, patent registrations, and other regulatory approvals. We can be held liable for the corrupt or other illegal activities of our personnel, agents, or partners, even if we do not explicitly authorize or have prior knowledge of such activities.

We have international operations, including in China, and conduct clinical studies outside of the United States. A number of risks associated with international operations could materially and adversely affect our business.

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

The results of the United Kingdom’s referendum on withdrawal from the EU may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, the United Kingdom (UK) held a referendum in which voters approved an exit from the EU, commonly referred to as “Brexit.” This referendum has created political and economic uncertainty, particularly in the UK and the EU, and this uncertainty may persist for years. A withdrawal could, among other outcomes, disrupt the free movement of goods, services and people between the UK and the EU, and result in increased legal and regulatory complexities, as well as potential higher costs of conducting business in Europe. The UK’s vote to exit the EU could also result in similar referendums or votes in other European countries in which we do business. Given the lack of comparable precedent, it is unclear what financial, trade and legal implications the withdrawal of the UK from the EU would have and how such withdrawal would affect us.

For example, Brexit could result in the UK or the EU significantly altering its regulations affecting the clearance or approval of our product candidates that are developed in the UK. Any new regulations could add time and expense to the conduct of our business, as well as the process by which our products receive regulatory approval in the UK, the EU and elsewhere. In addition, the announcement of Brexit and the withdrawal of the UK from the EU have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these effects of Brexit, among others, could adversely affect our business, our results of operations, liquidity and financial condition.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, our licensors and the Company have filed patent applications intended to cover our products and, their methods of use. Although we have an issued patent in the U.S. directed to compositions of matter that includes ABI-H0731, which is expected to expire in 2035, and we have an in-licensed issued U.S. patent related to delivery technology for our Microbiome program, which is expected to expire in 2034, we do not own or have any rights to any issued patents that cover any of our other product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

We rely on trade secrets and proprietary know-how, which we seek to protect, in part, through confidentiality, invention, and nondisclosure agreements with our employees, scientific advisors, consultants, collaborators, suppliers, and other parties. There can be no assurance that these agreements will not be breached, that we would have adequate remedies for any such breach or that our trade secrets will not otherwise become known to or independently developed by our competitors. If any of these events occurs, or we otherwise lose protection for our trade secrets or proprietary know-how, the value of this information may be greatly reduced.

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

The USPTO and foreign patent authorities require maintenance fees and payments as well as continued compliance with a number of procedural and documentary requirements. Noncompliance may result in abandonment or lapse of the subject patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance may result in reduced royalty payments for lack of patent coverage in a particular jurisdiction from our collaboration partners or may result in competition, either of which could have a material adverse effect on our business.

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

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, counterfeit products could be used in nonclinical studies or clinical studies or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. With respect to China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system in China. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

Risks Related to Our Common Stock

We might not be able to maintain the listing of our common stock on the Nasdaq Global Select Market.

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ASMB.” We might not be able to maintain the listing standards of that exchange. If we fail to maintain the listing requirements, our common stock might trade on the OTC Bulletin Board or in the “pink sheets” maintained by OTC Markets Group Inc. These alternative markets are generally considered to be markets that are less efficient and less broad than the Nasdaq Global Select Market. A delisting of our common stock from the Nasdaq Global Select Market and our inability to list the stock on another national securities exchange could negatively impact us by: (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets and (iv) impairing our ability to provide equity incentives to our employees.

The price of our common stock might fluctuate significantly, and you could lose all or part of your investment.

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through December 31, 2018, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

•	the progress, results and timing of our clinical studies and nonclinical studies and other studies involving our product candidates;

•	success or failure of our product candidates;

•	the receipt or loss of required regulatory approvals for our product candidates;

•	availability of capital;

•	future issuances by us of our common stock or securities exercisable for or convertible into common stock;

•	sale of shares of our common stock by our significant stockholders or members of our management;

•	additions or departures of key personnel;

•	investor perceptions of us and the pharmaceutical industry;

•	issuance of new or changed securities analysts’ reports or recommendations, or the announcement of any changes to our credit rating;

•	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;

•	threatened or actual litigation and government investigations;

•	legislative, political or regulatory developments;

•	the overall performance of the equity markets;

•	actual or anticipated fluctuations in our quarterly financial and operating results;

•	general economic conditions;

•	changes in interest rates; and

•	changes in accounting standards, policies, guidance, interpretations or principles.

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

At December 31, 2018, our executive officers and directors owned approximately 6.3% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 42.0% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2018, we had potentially utilizable gross Federal net operating loss carryforwards of approximately $209.2 million, State net operating loss carry-forwards of approximately $209.0 million, Federal and California research and development credit carry forwards of approximately $3.6 million and $2.4 million, respectively, all of which expire between 2027 and 2038. Our ability  to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

In addition, under the Tax Act, the amount of U.S. federal net operating losses generated in taxable periods beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any post-2017 NOL to prior taxable years, while allowing unused post-2017 NOLs to be carried forward indefinitely. There is a risk that due to ownership changes, changes in law or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses not faced by private companies. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. Although we are currently unable to estimate these costs with any degree of certainty, we expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our product candidates or otherwise expand our business. Complying with these requirements might divert management’s attention from other business concerns, which could have a material adverse effect on our prospects, business, and financial condition. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana supports both the HBV-cure and Microbiome programs. We lease office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The leased location in South San Francisco supports both the HBV-cure and Microbiome programs. Prior to moving into the South San Francisco office and laboratory space in February 2019, we leased office and laboratory space in San Francisco, California under a sublease that expired on February 28, 2019. The leased location in San Francisco, California supported both the HBV-cure and Microbiome programs. We also conduct research, development and small-scale manufacturing activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2020.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information for Common Stock

Our common stock is traded under the symbol “ASMB” and is quoted on the Nasdaq Global Select Market.

Holders of Record

As of February 25, 2019, there were 81 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

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

Set forth below is a graph comparing the total cumulative returns of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested in our common stock and each of the indices on December 31, 2013 and that all dividends, if any, are reinvested.

* $100 invested on December 31, 2013 in stock or index, including reinvestment of dividends.

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Assembly Biosciences, Inc.	100.00	41.15	39.32	63.61	236.91	118.43
Nasdaq Composite	100.00	113.40	119.89	128.89	165.29	158.87
Nasdaq Biotechnology	100.00	133.83	149.27	117.31	142.03	128.49

Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2018 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	4,668,900	(2)	$13.57	1,874,064	(3)

Equity compensation plans not approved by securityholders	551,546	(4)	$44.69	259,228
Total	5,205,446			2,133,292

(1)	The weighted average exercise price is calculated solely on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of RSUs, which have no exercise price.
(2)	This number includes the following: 531,461 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 3,166,852 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 2,823,847 were subject to outstanding stock options and 343,005 were subject to outstanding restricted stock unit (RSU) awards; 519,349 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (2018 Plan), of which 279,349 were subject to outstanding stock options, 225,000 were subject to outstanding RSU awards and 15,000 are underlying stock appreciation rights (which are not included in column (a) but are reflected in column (c)); and 466,238 options assumed by us in connection with our merger with Assembly Pharmaceuticals. This number excludes purchase rights currently accruing under the 2018 ESPP. Eligible employees may purchase shares of common stock at a price equal to 85% of the lower of the fair market value of our common stock at the beginning or end of the offering period. No participant in the 2018 ESPP may purchase more than 1,000 shares of common stock in an offering period or shares of common stock valued at more than $25,000 in a calendar year as determined under the 2018 ESPP.
(3)	This number includes: no shares under the 2010 Plan, which has been frozen; 114,896 shares available for issuance under the 2014 Plan; 259,228 shares available for issuance under the Inducement Plan; 1,380,651 shares available for issuance under the 2018 Plan and; 378,517 shares reserved for issuance under the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan (2018 ESPP). As of February 25, 2019, assuming each participant purchases the maximum number of shares in the current offering period, no more than 63,000 shares are subject to purchase in the current offering, which ends on May 14, 2019.
(4)	This number includes 536,250 shares subject to stock options granted under the 2017 Inducement Award Plan (Inducement Plan) and 15,296 shares subject to warrants granted to one consultant.

Our stockholder-approved equity compensation plans consist of the 2018 Plan, 2014 Plan, the 2010 Plan, stock options assumed in our merger with Assembly Pharmaceuticals and the 2018 ESPP. Effective on June 2, 2016, the 2010 Plan was frozen, and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. Shares that are forfeited under the 2014 Plan on or after May 30, 2018 will become available for issuance under the 2018 Plan. An “Award” under the 2018 Plan, 2014 Plan or 2010 Plan is any right to receive our common stock consisting of non-statutory stock options, incentive stock options, stock appreciation rights, RSUs, or any other stock award.

In May 2018, our stockholders approved the 2018 ESPP. The 2018 ESPP provides for the purchase by employees of up to an aggregate of 400,000 shares of the Company’s common stock. Eligible employees can purchase shares of our common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the Inducement Plan and warrants to purchase shares of our common stock issued to one consultant. In April 2017, our board of directors adopted the Inducement Plan and reserved 800,000 shares of our common stock for issuance under the Inducement Plan. The only persons eligible to receive grants of awards under the Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of the Company, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with the Company. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.

Shelf Registrations

On December 30, 2015, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016 (2016 Registration Statement). Under this shelf registration process, we may from time to time sell any combination of the securities described in the 2016 Registration Statement in one or more offerings for an aggregate offering price of up to $150,000,000. The amount to be registered under the shelf registration consisted of up to $150,000,000 of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There was also registered under the shelf registration an indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the 2016 Registration Statement, as the case may be.

On December 29, 2017, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-222366, which became effective January 10, 2018 (2018 Registration Statement). Under this shelf registration process, we could from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $250,000,000. The amount to be registered under the shelf registration consists of up to $250,000,000 of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the 2018 Registration Statement, as the case may be. In connection with the filing of the 2018 Registration Statement, we entered into a sales agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million under this registration statement through “at the market offerings.”

On November 6, 2017, we closed an offering of an aggregate offering price of approximately $69.3 million of common stock under the 2016 Registration Statement. On July 13, 2018, we closed an offering of an aggregate offering price of $165.6 million of common stock under both the 2016 Registration Statement and the 2018 Registration Statement. As a result, no securities remain available under the 2016 Registration Statement and securities with an aggregate offering price of approximately $165.1 million remain available under the 2018 Registration Statement.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following selected balance sheet data for the years ended December 31, 2018 and 2017 and the statement of operations data for the years ended December 31, 2018, 2017 and 2016 should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated results of operation data for the years ended December 31, 2015 and 2014 and the balance sheet data for the years ended December 31, 2016, 2015 and 2014 have been derived from audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	December 31,
($ in thousands except for per share amounts)	2018	2017	2016	2015	2014
Balance Sheet Data:
Total assets	$268,045	$169,303	$98,119	$133,744	$71,225
Total stockholders’ equity	210,653	113,120	79,878	118,742	58,571

Statement of Operations Data:
Collaboration revenue	$14,804	$9,019	$-	$-	$-
Operating expenses	107,539	61,246	45,278	29,656	23,956
Loss from operations	(92,735)	(52,227)	(45,278)	(29,656)	(23,956)
Interest income	3,083	983	1,539	1,229	167
Realized loss from marketable securities	-	(615)	(1,140)	(27)	-
Loss before income taxes	(89,652)	(51,859)	(44,879)	(28,454)	(23,789)

Income tax (expenses) benefit	(1,099)	9,050	618	-	-
Net loss	$(90,751)	$(42,809)	$(44,261)	$(28,454)	$(23,789)
Unrealized gain/loss on marketable securities, net of tax	45	209	221	(822)	-
Loss per Shares Data:
Basic and dilutive loss per share data	$(3.98)	$(2.41)	$(2.57)	$(1.81)	$(3.40)

The increase in total assets from approximately $71.2 million as of December 31, 2014 to approximately $133.7 million as of December 31, 2015 was primarily due to a capital raise of approximately $81.0 million in net proceeds to us. We did not engage in any financing activities in 2016; accordingly, total assets as of December 31, 2016 declined to approximately $98.0 million. The increase in total assets from approximately $98.1 million as of December 31, 2016 to approximately $169.3 million as of December 31, 2017 was primarily due to a capital raise of $64.8 million in net proceeds in November 2017 and receipt from Allergan of an upfront payment of $50.0 million in February 2017. The increase in total assets from approximately $169.3 million as of December 31, 2017 to approximately $268.0 million as of December 31, 2018 was primarily due to a capital raise of approximately $155.4 million in net proceeds to us in July 2018. Since 2014, our operating expenses have increased primarily due to increases in research and development activities. See, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on results of operations and financing activities since 2014.

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

ABI-H0731

The lead product candidate from this program, ABI-H0731, has completed a Phase 1a/1b human clinical study countries outside the United States. We have also completed an additional Phase 1a (ABI-H0731-102) pharmacokinetic (PK), safety and tolerability study of ABI-H0731 in healthy volunteers in the United States. In 2018, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to ABI-H0731 for the treatment of patients with chronic HBV infection.

Final data from our completed Phase 1a (ABI-H0731-102) PK, safety and tolerability study and Phase 1b (ABI-H0731-101b) study of antiviral effects was presented at the American Association for the Study of Liver Diseases (AASLD) Annual Meeting (The Liver Meeting®) in November 2018. Antiviral activity was observed across patient cohorts. In the 300 mg dose cohort, the mean maximal declines from baseline were reported as ≥2.8* log 10 IU/mL after 28 days, with ≥2.9 and 2.5* log 10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log 10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). Mean RNA reductions observed in the 300 mg dose cohort were 2.3 log 10 IU/mL over 28 days. The observed reductions in viral RNA levels are a distinguishing feature of this class of inhibitors compared to standard of care Nuc therapy.

Across all cohorts in the Phase 1a and Phase 1b studies, ABI-H0731 was generally well-tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. With the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation, there were no other Grade 3 or Grade 4 adverse events, and no other drug discontinuations have occurred in these studies.

In July 2018, we commenced two Phase 2a combination studies for ABI-H0731 at sites in the United States, Canada, Hong Kong, New Zealand and the United Kingdom. The first Phase 2a trial, ABI-H0731-201 (the 201 Study), enrolled HBV patients whose viral load had already been suppressed on a standard of care Nuc therapy. Seventy-three patients were randomized 3:2 to receive either 300 mg of ABI-H0731 daily or placebo in addition to their continued Nuc therapy for six months. The 201 Study compares the safety and tolerability of combination therapy with ABI-H0731, as well as declines in HBV S antigen (HBsAg) and HBV E antigen (HBeAg), to those seen in patients on Nuc monotherapy. In this study, blood levels of HBsAg and HBeAg will serve as surrogate biomarkers of cccDNA levels.

The second Phase 2a trial, ABI-H0731-202 (the 202 Study), enrolled 25 HBeAg positive HBV patients who are naïve to Nuc treatment and randomized 1:1 to receive either 300 mg of ABI-H0731 daily or placebo in combination with standard of care entecavir (0.5 mg) for six months. The 202 Study assesses the relative antiviral potency of combination therapy compared with entecavir alone. Endpoints include the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg), and the safety and tolerability of ABI-H0731. Initial data from both the 201 Study and the 202 Study is expected in the second quarter of 2019, and final six-month data from both the 201 Study and the 202 Study is expected in the second half of 2019.

* Excludes one subject found to have resistance at baseline.

All subjects who complete treatment in either the 201 Study or 202 Study have the option to roll over into a long-term open label study of ABI-H0731 (the 211 Study) and receive a combination of ABI-H0731 with ongoing standard of care Nuc therapy. Subjects on the 211 Study will be treated for up to an additional year from the time of completion of their participation in the 201 Study or the 202 Study, as applicable.  Subject in the 211 Study who achieve a complete response, defined as HBsAg <100 IU, loss of HBeAg and viral load below limits of detection, will have the opportunity to stop all treatment (ABI-H0731 and standard of care Nuc therapy) and be monitored for six months off therapy to assess whether combination therapy improves the rate of sustained viral responses.

ABI-H2158

ABI-H2158, our second product candidate in the HBV-cure program, is an internally discovered and developed drug product candidate that is chemically distinct from ABI-H0731. In November 2018, we initiated a Phase 1a/1b dose-ranging clinical study of ABI-H2158 in New Zealand, to assess the safety, tolerability and PK of ABI-H2158 in healthy volunteers and then subsequently assess the safety, tolerability, PK and initial antiviral potency in non-cirrhotic patients with chronic HBV infection. We expect to advance ABI-H2158 into the Phase 1b portion of this study in the second quarter of 2019. Initial data from the healthy volunteer cohort of this study is expected in mid-2019.

ABI-H3733

We also recently selected a third clinical product candidate, ABI-H3733 for the treatment of HBV, a novel chemical scaffold separate from ABI-H0731 and ABI-H2158, that is currently undergoing IND-enabling studies.

Other Product Candidates

We plan to conduct additional research and development to identify additional product candidates for our HBV-cure program.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a disease-targeted strain isolation, identification, characterization and selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. In connection with our Microbiome program, we filed an Investigational New Drug (IND) application in December 2018 for ABI-M201 (Ulcerative Colitis). In February 2019, initiated a Phase 1b human clinical study for ABI-M201 in patients with mildly to moderately active ulcerative colitis to evaluate safety, efficacy and exploratory endponits. Using our microbiome platform capabilities, we are exploring additional product candidates for other disease indications, including Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we will pursue with Allergan Pharmaceuticals International Limited (Allergan) to the extent covered by the Collaboration Agreement discussed below or pursue either internally or in collaboration with other partners to the extent outside the scope of the Collaboration Agreement.

On January 6, 2017, we entered into the Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, in connection with the closing of the transaction in February 2017, Allergan paid us an upfront payment of $50.0 million. Additionally, we are eligible to receive up to approximately $631.0 million in payments related to seven development milestones and up to approximately $2.14 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. We have agreed with Allergan to share development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, we have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Operations

We currently have corporate and administrative offices in Carmel, Indiana, administrative offices and research laboratory space in South San Francisco, California and research, development and small-scale manufacturing activities in Groton, Connecticut.

Since our inception, we have had no revenue from product sales and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing initial manufacturing capabilities for our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of December 31, 2018, we had an accumulated deficit of approximately $341.8 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none is approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Financial Operations Overview

Research and Development Expense

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, target validation, lead optimization and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with third parties, including contract research organizations (CROs) that conduct research and development, nonclinical and clinical activities on our behalf and the cost of consultants, and contract manufacturing organizations (CMOs) that manufacture all of our drug substance and the drug product used in our HBV-cure program;
•	the cost of lab supplies and acquiring, developing, and manufacturing nonclinical and, in the case of our Microbiome program, early stage clinical study materials;
•	fees related to our license agreements; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

Research and development costs are expensed as incurred. Nonrefundable advance payments for goods or services to be received in the future for use in research and development activities are deferred and capitalized. The capitalized amounts are expensed as the related goods are delivered or the services are rendered.

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, to each of our programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
HBV	$41,486	$23,221	$20,025
Microbiome	19,435	15,581	10,015
Other	-	-	28
Stock- based compensation	11,820	5,423	3,025
Total	$72,741	$44,225	$33,093

The successful discovery and development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate, or know the nature, timing and estimated costs, of the efforts that will be necessary to complete the remainder of their development. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•	the timing, progress and success of our Phase 2 clinical development of ABI-H0731, our Phase 1 clinical development of ABI-H2158 and ABI-M201, and our nonclinical and planned clinical development activities for ABI-H3733 and other product candidates we may identify in each of the HBV-cure and Microbiome programs;
•	establishing an appropriate safety profile with IND-enabling toxicology studies sufficient to advance additional product candidates into clinical development;
•	successful enrollment in, and completion of, clinical studies;
•	receipt of marketing approvals from applicable regulatory authorities;
•	establishing internal commercial manufacturing capabilities or making arrangements with third-party manufacturers;
•	obtaining and maintaining patent and trade secret protection and regulatory exclusivity for our product candidates;
•	launching commercial sales of the products, if and when approved, whether alone or in collaboration with others; and
•	maintaining a continued acceptable safety profile of the products following approval and wide use.

A change in the outcome of any of these variables or variables discussed in “Item 1A. Risk Factors” with respect to the development of any of our product candidates would significantly change the costs and timing associated with the development of that product candidate.

Research and development activities are central to our business model. Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical studies. We expect research and development costs to increase significantly for the foreseeable future as our product candidate development programs progress. However, we do not believe that it is possible at this time to accurately project total program-specific expenses through commercialization. There are numerous factors associated with the successful commercialization of any of our product candidates, including future trial design and various regulatory requirements, many of which cannot be determined with accuracy at this time based on our stage of development. Additionally, future commercial and regulatory factors beyond our control will impact our clinical development programs and plans.

General and administrative expenses

General and administrative expenses consist primarily of salaries and other related costs, including stock-based compensation, for personnel in executive, finance, accounting, business development, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, insurance costs, legal fees relating to patents and corporate matters and fees for accounting and consulting services.

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

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates and judgments, including those described in greater detail below; on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our financial condition and results of operations.

Revenue Recognition

Effective January 1, 2018, we adopted Accounting Standards Codification, Revenue from Contracts with Customers (ASC 606) using the modified retrospective method for all contracts that had not been completed as of that date. As of the adoption date, we had only entered into one contract with a customer, the Collaboration Agreement with Allergan, that was within the scope of ASC 606, under which we provided an exclusive worldwide license to certain of our intellectual property to develop and commercialize licensed microbiome compounds for ulcerative colitis, Crohn’s disease, and irritable bowel syndrome.  The term of this arrangement included the following: a nonrefundable, upfront fee, development and commercial milestone payments, and royalties on net sales of licensed products. Allergan paid the Company an upfront non-refundable payment of $50.0 million which was received in 2017. Additionally, the Company is eligible to receive variable consideration in the form of research and development cost reimbursements, up to approximately $631.0 million in related to seven development milestones and up to approximately $2.14 billion in related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds. We have agreed to share development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies with Allergan on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75.0 million in the aggregate, we may elect either (a) to fund ⅓ of such costs in excess of $75.0 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75.0 million plus a premium of 25%. Each of these payments results in collaboration revenue, except for revenues from royalties on net sales of licensed products, which will be classified as royalty revenues.

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  Our performance obligations under these arrangements may include licenses of intellectual property, options to license additional intellectual property, research and development services, delivery of manufactured product, and/or participation on joint steering committees. Allergan can select backups and additional target indications to add to the licenses granted and also has the ability to enter into a contract manufacturing agreement with us for compound supply, and we have concluded that these rights are options. We evaluated whether such options contained material rights and concluded they were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

We provide standard indemnification and protection of licensed intellectual property for our customer. These provisions are part of assurance that the licenses meet the agreement’s, representations and are not obligations to provide goods or services.

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. For the Collaboration Agreement, we estimated standalone selling prices of our performance obligations using income-based valuation approach for the estimated value a licensor of the compounds would receive. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For the Collaboration Agreement, we recognize revenues for each of our distinct performance obligations as the related research and development services are performed because Allergan consumes the benefit of research and development work simultaneously as we perform these services.

Upfront License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments: Depending on facts and circumstances, we may record revenues from certain milestones in a reporting period before the milestone is achieved if we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We record a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. We re-evaluate the probability of achievement of such milestones and any related constraint each reporting period. We adjust our estimate of the overall transaction price, including the amount of collaborative revenue that was recorded, if necessary.

Research and Development Service Payments: We are reimbursed at a certain percentage for performing research and development services based on hours worked by our employees at a fixed contractual rate per hour and third-party pass-through costs we incur on a quarterly basis. Research and development service payments are included in the transaction price in the reporting period that we conclude that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. Accounts receivable are recorded when the right to the research and development service payment consideration becomes unconditional. We record the full reimbursed portion of these expenses as collaboration revenue in our consolidated statements of operations as we consider performing research and development services to be a part of our ongoing and central operations.

Sales-based Milestone and Royalty Payments: Our customers may be required to pay us sales-based milestone payments or royalties on future sales of commercial products.  We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming our licensed intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

We receive payments from our customers based on billing schedules established in each contract.  Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements.  If the related performance obligation is expected to be satisfied within the next twelve months, these amounts will be classified in current liabilities. We recognize a contract asset relating to our conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when our right to consideration is unconditional.  A net contract asset or liability is presented for each contract with a customer. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the standalone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel and other research and development costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

As of the adoption date of ASC 606, we had only one contract with a customer, Allergan, that had not been completed.  Based on our analysis, we concluded there was no significant change in applying ASC 606 to the Collaboration Agreement with Allergan and no amounts have been recognized within “accumulated deficit” in the consolidated balance sheet related to the adoption of the new standard.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually each year on October 1 and more frequently if events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested.

Goodwill

We determined that we have only one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not that the fair value of goodwill is less than its carrying amount (the qualitative impairment test). Some of the factors considered in the assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elect not to use the qualitative impairment test, a quantitative impairment test is performed using a two-step process. The first step of the goodwill qualitative impairment assessment compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. We use our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. Should our market capitalization be less than our total stockholders’ equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of our reporting unit is greater than our carrying amount. If we were to use an income approach, we would establish a fair value by estimating the present value of our projected future cash flows expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenues, gross margins and operating costs, along with considering any implied control premium. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. In 2018, we elected to bypass the qualitative goodwill impairment assessment. As of October 1, 2018, we have determined through a quantitative impairment test that the fair value significantly exceeded the carrying value of our single reporting unit, and concluded that goodwill was not impaired. We did not recognize any goodwill impairment in any of the years presented.

Indefinite-Lived Intangible Asset

Our indefinite-lived intangible asset consists of in-process research and development (IPR&D) projects acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we perform a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write off the remaining carrying amount of the associated IPR&D intangible asset.

In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not that the fair value of our IPR&D asset is less than its carrying amount (the qualitative impairment test). If we conclude that is the case, or elect not to use qualitative impairment test, we would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

In performing the qualitative impairment test, we consider the results of the most recent quantitative impairment test and identifies the most relevant divers of the fair value for the IPR&D asset. The most relevant drivers of fair value we have identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers, we identify events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weigh these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more likely than not that the IPR&D asset is impaired we proceed with quantitatively determining the fair value of the IPR&D asset.

We use the income approach to determine the fair value of our IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes significant assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the number of patients who will be diagnosed and treated and our competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on our consolidated balance sheet.

For 2018, we elected to bypass the quantitative assessment and performed a qualitative impairment test and concluded that it is more likely than not that the fair value of our IPR&D asset exceeded the carrying value and no further testing was required. We did not recognize any IPR&D impairment in any of the years presented.

For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date if they have no alternative future uses.

Research and Development Expense and Accruals

Research and development costs include personnel-related costs, outside contracted services including clinical study costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development and costs incurred under the Collaboration Agreement. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. We expense costs relating to the purchase and production of pre-approval inventories as research and development expense in the period incurred until FDA approval is received.

Costs related to our collaboration agreement are included in research and development expense.

As part of the process of preparing our consolidated financial statements, we are required to estimate certain research and development expenses. This process involves reviewing quotations and contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized. Examples of estimated amortized or accrued research and development expenses include fees to:

•	contract research organizations and other service providers in connection with clinical studies;

•	contract manufacturers in connection with the production of clinical trial materials; and

•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2018, and 2017.

Stock-Based Compensation

For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period. For stock awards which have a performance condition, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance objective becomes probable. We assess the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when incurred.

The fair value of RSUs is determined based on the number of shares granted and the quoted market price of our common stock on the date of grant. The fair value of stock options is estimated on the date of grant using the Black-Scholes option pricing model (Black-Scholes Model). The fair value of stock-based payment awards as determined by the Black-Scholes Model are affected by our stock price as well as other assumptions. These assumptions include, but are not limited to, the expected term, the expected stock price volatility, the risk-free interest rate and the expected dividend yield. We have, due to insufficient historical data, used the “simplified method” to determine the expected term of stock options granted with a service condition. If any of the assumptions used in the Black-Scholes Model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We account for stock-based compensation arrangements with non-employees, which primarily consist of consultants, using a fair value approach. The fair value of these options is measured using the Black-Scholes Model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

We expect to continue to grant stock options and awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have contractual and commercial obligations under our operating leases and other obligations related to research and development activities, purchase commitments and licenses. The following table summarizes our future contractual obligations and commercial commitments at December 31, 2018.

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating leases	$5,032	$12,667	$4,095	$-	$21,794
License obligations	115	425	75	-	615
Total contractual obligations	$5,147	$13,092	$4,170	$-	$22,409

In general, milestone and royalty payments associated with certain license agreements (other than contingent performance milestone payments anticipated to be paid in 2019) have not been included in the above table of contractual obligations, because as we cannot reasonably estimate if or when they will occur. The milestone payments included in the table of contractual obligations above are payments we believe are reasonably likely to occur during the indicated time periods. Excluded from future R&D and purchase commitments is our portion of the potential future shared research and development expenses under the Collaboration Agreement of up to $25 million. Further, we anticipate that our operating lease obligations will be higher than projected as we renew existing real estate leases that expire in 2019 and enter into new or expanded real estate leases.

Results of Operations

General

During the year ended December 31, 2018, we generated approximately $14.8 million of collaboration revenue, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. At December 31, 2018, we had an accumulated deficit of approximately $341.8 million primarily as a result of research and development expenses, purchases of in-process research and development and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2018 and December 31, 2017

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $60.9 million for the year ended December 31, 2018, an increase of approximately $22.1 million from approximately $38.8 million for the same period in 2017. The increase in research and development expenses was primarily due to an increase of approximately $18.3 million in research expenses for our HBV-cure program and an increase of approximately $3.9 million for nonclinical development of our Microbiome program.

Stock-based compensation expense was approximately $11.8 million for the year ended December 31, 2018, an increase of approximately $6.4 million from approximately $5.4 million for the year ended December 31, 2017.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $18.1 million for the year ended December 31, 2018, an increase of approximately $4.3 million from approximately $13.8 million for the same period in 2017. The increase in general and administrative expenses was primarily due to an increase of approximately $2.1 million in salary and benefits expenses due to additional employees in information technology, human resources and finance, $0.6 million in office and equipment rent expenses, $0.4 million in professional expenses, $0.4 million in recruitment expenses, $0.3 million in tax expenses, $0.2 million in insurance expenses and $0.2 million in legal expenses.

Stock-based compensation expense was approximately $16.7 million for the year ended December 31, 2018, an increase of approximately $13.5 million from approximately $3.2 million for the year ended December 31, 2017. The increase was due, in part, to a $4.3 million onetime expense related to the departure and transition to consultant of one of our former executive officers and an incremental expense of approximately $5.0 million was recognized due to the addition of a new executive officer in 2018.

Interest and Other Income

Interest and other income was approximately $3.1 million for the year ended December 31, 2018 compared to approximately $1.0 million for the same period in 2017. Interest income for the years ended December 31, 2018 and 2017 was primarily related to interest income on marketable securities, corporate bonds and money market fund.

Income Tax (Expense) Benefit

Income tax expense for the year ended December 31, 2018 was approximately $1.1 million compared to an income tax benefit for year ended December 31, 2017 of $9.1 million. The income tax expense in the current year is primarily due to change in the Company’s realizability of its state and local effective tax rate.  The income tax benefit recognized in the prior year is primarily due to the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate to 21%. The changes effected by the Tax Act resulted in tax benefit of $9.1 million of which, $8.6 relates to the Tax Act.

Comparison of the Years Ended December 31, 2017 and December 31, 2016

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $38.8 million for the year ended December 31, 2017, an increase of approximately $8.7 million from approximately $30.1 million for the same period in 2016. The increase in research and development expenses was primarily due to an increase of $3.2 million in research expenses for our HBV-cure program and an increase of approximately $5.6 million for nonclinical development of our Microbiome program.

Stock-based compensation expense was approximately $5.4 million for the year ended December 31, 2017, an increase of approximately $2.4 million from approximately $3.0 million for the year ended December 31, 2016.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $13.8 million for the year ended December 31, 2017, an increase of approximately $3.6 million from approximately $10.2 million for the same period in 2016. The increase in general and administrative expenses was primarily due to an increase of approximately $2.5 million of compensation and bonus expenses, $0.4 million in professional expenses and $0.3 million in legal expenses.

Stock-based compensation expense was approximately $3.2 million for the year ended December 31, 2017, an increase of approximately $1.2 million from approximately $2.0 million for the year ended December 31, 2016.

Interest and Other Income

Interest and other income was approximately $1.0 million for the year ended December 31, 2017 compared to approximately $1.5 million for the same period in 2016. Interest income for the years ended December 31, 2017 and 2016 was primarily related to interest income on marketable securities, corporate bonds and money market fund.

Income Tax Benefit

Income tax benefit for the year ended December 31, 2017 was approximately $9.1 million compared to $0.6 million for year ended December 31, 2016. The income tax benefit increased from the prior year primarily due to the Tax Act, which reduced the U.S. federal corporate tax rate to 21%. The changes effected by the Tax Act resulted in tax benefit of $9.1 million of which, $8.6 relates to the Tax Act.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2018 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of approximately $412.8 million in net proceeds from public offerings and private placements from inception to December 31, 2018. Additionally, in February 2017, we received a $50.0 million upfront payment in connection with the execution of the Collaboration Agreement.

On November 6, 2017, we sold to various investors an aggregate of 2,541,000 shares of common stock in a public offering at $27.25 per share, which includes the exercise in full by the underwriters of their option to purchase 331,500 additional shares of common stock, which occurred on November 2, 2017. We received aggregate net proceeds of approximately $64.8 million from the offering and option exercise, after deducting underwriting discounts and commissions and offering expenses.

On July 16, 2018, we sold to various investors an aggregate of 4,600,000 shares of common stock in a public offering at $36.00 per share, which included the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock, which occurred on July 12, 2018. We received aggregate net proceeds of approximately $155.4 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable.

Cash Flows for the Three Years Ended December 31, 2018, 2017 and 2016

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Operating activities	$(64,958)	$1,860	$(34,882)
Investing activities	(135,397)	(15,642)	36,196
Financing activities	159,793	67,240	153
Net (decrease) increase in cash and cash equivalents	$(40,562)	$53,458	$1,467

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was approximately $65.0 million for the year ended December 31, 2018. This was primarily due to approximately $90.8 million of net loss, a decrease of $4.2 million of operating assets and liabilities and $0.2 million of amortization of discount on marketable securities, which were offset by a $28.5 million non-cash expense recorded for stock-based compensation, $0.6 million of depreciation and amortization expense and approximately $1.1 million of deferred income tax expenses.

Net cash provided by operating activities was approximately $1.9 million for the year ended December 31, 2017 and funded our research and development program build out and general and administrative expenses. Net cash provided by continuing operations for the year ended December 31, 2017 was primarily driven by approximately $8.6 million non-cash expenses recorded for the stock-based compensation, an approximately $44.3 million increase in cash from changes in operating assets and liabilities (primarily due to an increase in deferred revenue of $45.8 million related to the Collaboration Agreement) and $0.6 million realized loss from marketable securities, and offset by an approximately $42.8 million net loss and $9.1 million deferred income tax benefit.

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

Net Cash (Used in) Provided by Investing Activities

Net cash used in investing activities from continuing operations for the year ended December 31, 2018 was approximately $135.4 million primarily due to a purchase of approximately $183.9 million marketable securities and $0.3 million of fixed assets and construction in progress, which were offset by approximately $48.9 million for the redemption of marketable securities.

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

Net Cash Provided by Financing Activities

Net cash provided by financing activities from continuing operations for the year ended December 31, 2018 was approximately $159.8 million, resulting from the net proceeds of approximately $155.4 million from our public offering of 4,600,000 shares of common stock, including 600,000 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $4.0 million from the exercise of stock options to purchase 775,224 shares of common stock resulting in 735,030 shares issued due to utilization of net exercise provisions by one option holder.

Net cash provided by financing activities from continuing operations in the year ended December 31, 2017 was approximately $67.2 million, resulting from the net proceeds of approximately $64.8 million from our public offering of 2,541,500 shares of common stock, including 331,500 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $2.4 million from the exercise of stock options to purchase 353,612 shares of common stock resulting in 349,720 shares issued due to utilization of net exercise provisions by some option holders.

Net cash provided by financing activities from continuing operations in the year ended December 31, 2016 was approximately $153,000 resulting from the exercise of stock options to purchase 21,200 shares of common stock.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we continue the research, development and clinical studies of our product candidates and pursue our intellectual property strategy. Furthermore, we expect to continue to incur additional costs associated with operating as a public company. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

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

We expect that our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

•	the scope, progress, results and costs of our ongoing drug discovery, nonclinical development, laboratory testing and clinical studies of our product candidates and any additional clinical studies we may conduct in the future;
•	the extent to which we further acquire or in-license other product candidates and technologies;
•	our ability to manufacture, and to contract with third parties to manufacture, adequate supplies of our product candidates for our clinical studies and any eventual commercialization;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of preparing, filing and prosecuting patent applications in the United States and abroad, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish and maintain collaborations on favorable terms, if at all.

Identifying potential product candidates and conducting nonclinical testing and clinical studies is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of medicines that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financings to achieve our business objectives. Adequate additional financings may not be available to us on acceptable terms, or at all.

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

Statements contained in this Form 10-K that are not historical facts, are or might constitute forward-looking statements under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Although we believe the expectations reflected in such forward-looking statements are based on reasonable assumptions, our expectations might not be attained. Forward-looking statements involve known and unknown risks that could cause actual results to differ materially from expected results. Factors that could cause actual results to differ materially from our expectations expressed in the report include, among others: risks related to the costs, timing, regulatory review and results of our nonclinical studies and clinical studies; our ability to obtain FDA approval of our product candidates; our anticipated capital expenditures, our estimates regarding our capital requirements, and our need for future capital; our liquidity and working capital requirements; our expectations regarding our revenues, expenses and other results of operations; the unpredictability of the size of the markets for, and market acceptance of, any of our products; our ability to sell any approved products and the price we are able realize; our ability to establish and maintain collaborations on favorable terms; our ability to obtain future funding on acceptable terms; our ability to hire and retain necessary employees and to staff our operations appropriately; our ability to compete in our industry and innovation by our competitors; our ability to stay abreast of and comply with new or modified laws and regulations that currently apply or become applicable to our business; estimates and estimate methodologies used in preparing our financial statements; the future trading prices of our common stock and the impact of securities analysts’ reports on these prices; and the risks set out in our filings with the SEC.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during 2018, 2017 or 2016.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), which is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2018, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2018 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

Our independent registered public accounting firm, Ernst & Young LLP has issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2018. The report of Ernst & Young LLP is included with the financial statements appended to this Form 10-K pursuant to Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2018 and is incorporated in this Annual Report on Form 10-K by reference.

Code of Ethics

Our Board has adopted a Code of Ethics for our principal executive officer and all senior financial officers and a Code of Conduct applicable to all of our employees and our directors. Both Codes are available under the “Investors—Corporate Governance” section of our website at www.assemblybio.com. If we make any substantive amendments to, or grant any waivers from, the Code of Ethics for our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions, or any officer or director, we will disclose the nature of such amendment or waiver on our website or in a current report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2018.

ITEM 11.  Executive Compensation

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the table regarding equity compensation plans, which is included in Part II Item 5 of this Annual Report on Form 10-K, the information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 13.  Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation dated May 31, 2018.	8-K	6/1/2018	3.1
3.2	Amended and Restated Bylaws dated January 24, 2018.	8-K	1/24/2018	3.1
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
10.1	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences, Inc., as Sub-Sublandlord, and Assembly Biosciences, Inc., as Sub-Subtenant.	10-Q	11/8/2018	10.1
10.2*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.3*	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.	10-K	3/31/2014	10.22
10.4*	Research, Development, Collaboration and License Agreement dated January 6, 2017 between Assembly Biosciences, Inc. and Allergan Pharmaceuticals International Limited.	10-Q	5/8/2017	10.1
10.5#	Employment Agreement, dated July 11, 2014, between Ventrus Biosciences, Inc. and Derek A. Small.	8-K	07/14/2014	10.24
10.6#	Amendment No. 1 to Employment Agreement, dated October 10, 2018, between Assembly Biosciences, Inc. and Derek A. Small.	8-K	10/12/2018	10.1
10.7#	Employment Agreement, dated March 8, 2018, between Assembly Biosciences, Inc. and Graham Cooper.	10-Q	5/7/2018	10.1
10.8#	Employment Agreement, dated December 17, 2015 and effective January 5, 2016, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D.	10-Q	11/9/2016	10.1
10.9#	Amendment No. 1 to Employment Agreement, dated October 10, 2018, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D.	8-K	10/12/2018	10.2
10.10#	Amended and Restated Employment Agreement, dated October 10, 2018, by and between Assembly Biosciences, Inc. and Uri A. Lopatin M.D.	8-K	10/12/2018	10.3
10.11#	Amended and Restated Employment Agreement, dated October 10, 2018, between Assembly Biosciences, Inc. and Jackie Papkoff, Ph.D.				X
10.12#	2010 Equity Incentive Plan	S-1/A	10/4/2010	10.14
10.13#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	6/6/2016	10.1
10.14#	Form of Notice of Stock Option Grant and Stock Option Agreement under Amended and Restated 2014 Stock Incentive Plan.	S-8	9/17/2014	10.28
10.15#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1
10.16#	Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Inducement Award Plan).	10-Q	08/09/2017	10.1
10.17#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.18#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.19#	Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	6/1/2018	10.1
10.20#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.	8-K	6/1/2018	10.2
10.21#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	6/1/2018	10.3
10.22#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.23#	Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.	8-K	6/1/2018	10.4

10.24#	Assembly Biosciences, Inc. 2018 Discretionary Bonus Plan.	8-K	12/12/2017	10.1
10.25#	Separation Agreement, dated May 31, 2018, between Assembly Biosciences, Inc. and David J. Barrett	10-Q	8/8/2018	10.1
10.26#	Consulting Agreement, effective June 1, 2018, between Assembly Biosciences, Inc. and David J. Barrett.	10-Q	8/8/2018	10.2
10.27#	Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement between Assembly Biosciences, Inc. and David J. Barrett.	10-Q	8/8/2018	10.3
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

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

ASSEMBLY BIOSCIENCES, INC.

Date: February 28, 2019	By:	/s/ Derek A. Small
	Name:	Derek A. Small
	Title:	President and Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Derek A. Small, Graham Cooper and Elizabeth H. Lacy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Derek A. Small	President, Chief Executive Officer and Director	February 28, 2019
Derek A. Small	(Principal Executive Officer)

/s/ Graham Cooper	Chief Financial Officer and Chief Operating Officer	February 28, 2019
Graham Cooper	(Principal Financial and Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	February 28, 2019
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	February 28, 2019
Anthony E. Altig

/s/ Mark Auerbach	Director	February 28, 2019
Mark Auerbach

/s/ Richard D. DiMarchi, Ph.D.	Director	February 28, 2019
Richard D. DiMarchi, Ph.D.

/s/ Myron Z. Holubiak	Director	February 28, 2019
Myron Z. Holubiak

/s/ Helen S. Kim	Director	February 28, 2019
Helen S. Kim

/s/Alan J. Lewis, Ph.D.	Director	February 28, 2019
Alan J. Lewis, Ph.D.

/s/ Susan Mahony, Ph.D.	Director	February 28, 2019
Susan Mahony, Ph.D.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Adoption of New Accounting Standard

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Redwood City, California

February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Assembly Biosciences, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“the COSO criteria”). In our opinion, Assembly Biosciences, Inc. and subsidiaries (“the Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP

Redwood City, California

February 28, 2019

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

($ in thousands except for share amounts)

	As of December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$41,471	$82,033
Marketable securities, at fair value	176,609	37,914
Accounts receivable from collaboration	2,430	2,274
Prepaid expenses and other current assets	1,992	898
Total current assets	222,502	123,119

Long-term assets
Marketable securities, at fair value	-	3,347
Property, plant and equipment, net	557	860
Other assets	3,348	340
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total long-term assets	45,543	46,185
Total assets	$268,045	$169,304

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,693	$2,124
Accrued expenses	9,679	6,139
Deferred revenue - short-term	5,100	5,229
Total current liabilities	18,472	13,492

Long-term liabilities
Deferred rent	108	-
Deferred tax liabilities	3,252	2,136
Deferred revenue - long-term	35,560	40,556
Total long-term liabilities	38,920	42,692
Total liabilities	57,392	56,184

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued and outstanding	-	-
Common stock, $0.001 par value; 100,000,000 and 50,000,000 shares authorized as of December 31, 2018 and December 31, 2017; 25,495,425 and 20,137,974 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	25	20
Additional paid-in capital	552,762	364,528
Accumulated other comprehensive loss	(347)	(392)
Accumulated deficit	(341,787)	(251,036)
Total stockholders' equity	210,653	113,120
Total liabilities and stockholders' equity	$268,045	$169,304

See accompanying notes to the consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

($ in thousands except for share and per share amounts)

	Year Ended December 31,
	2018	2017	2016
Collaboration revenue	$14,804	$9,019	$-

Operating expenses:
Research and development	72,741	44,225	33,093
General and administrative	34,798	17,021	12,185
Total operating expenses	107,539	61,246	45,278
Loss from operations	(92,735)	(52,227)	(45,278)

Other income (expenses)
Interest and other income	3,083	983	1,539
Loss on sale of marketable securities	-	(615)	(1,140)
Total other income	3,083	368	399
Loss before income taxes	(89,652)	(51,859)	(44,879)

Income tax (expenses) benefit	(1,099)	9,050	618
Net loss	$(90,751)	$(42,809)	$(44,261)

Other comprehensive (loss) income
Unrealized gain (loss) on marketable securities, net of tax	45	209	221
Comprehensive loss	$(90,706)	$(42,600)	$(44,040)

Net loss per share, basic and diluted	$(3.98)	$(2.41)	$(2.57)

Weighted average common shares outstanding, basic and diluted	22,801,644	17,750,380	17,226,245

See accompanying notes to the consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands)

	Common Stock		Additional	Accumulated Other	Accumulated	Total Stockholders'
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Deficit	Equity
Balance as of December 31, 2015	17,225,662	$17	$283,512	$(822)	$(163,966)	$118,741
Exercise of stock options	21,200	-	153	-	-	153
Change in unrealized loss on marketable securities, net of tax	-	-	-	221	-	221
Cancellation of common stock	(108)	-	-	-	-	-
Stock-based compensation	-	-	5,024	-	-	5,024
Net loss	-	-	-	-	(44,261)	(44,261)
Balance as of December 31, 2016	17,246,754	$17	$288,689	$(601)	$(208,227)	$79,878
Proceeds from common stock sold, net of underwriters' discounts and cost	2,541,500	3	64,845	-	-	64,848
Proceeds from the exercise of stock options	349,720	-	2,393	-	-	2,393
Change in unrealized loss on marketable securities, net of tax	-	-	-	209	-	209
Stock-based compensation	-	-	8,601	-	-	8,601
Net loss	-	-	-	-	(42,809)	(42,809)
Balance as of December 31, 2017	20,137,974	$20	$364,528	$(392)	$(251,036)	$113,120
Proceeds from common stock sold, net of underwriters' discounts and cost	4,600,000	4	155,421	-	-	155,425
Proceeds from the exercise of stock options	735,030	1	3,959	-	-	3,960
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	21,483	-	408	-	-	408
Settlement of restricted stock units into common stock	938	-	-	-	-	-
Change in unrealized loss on marketable securities, net of tax	-	-	-	45	-	45
Stock-based compensation	-	-	28,446	-	-	28,446
Net loss	-	-	-	-	(90,751)	(90,751)
Balance as of December 31, 2018	25,495,425	$25	$552,762	$(347)	$(341,787)	$210,653

See accompanying notes to the consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net loss	$(90,751)	$(42,809)	$(44,261)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	643	219	80
Stock-based compensation	28,485	8,601	5,024
Amortization of discount on marketable securities, net	(229)	-	-
Realized loss from marketable securities	-	615	1,140
Deferred income tax expenses (benefit)	1,099	(9,050)	(618)
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(156)	(2,273)	-
Prepaid expenses and other current assets	(1,094)	(286)	93
Other assets	(3,008)	(84)	(58)
Accounts payable	1,569	(244)	1,004
Accrued expenses	3,501	1,386	2,714
Deferred revenue	(5,125)	45,785	-
Deferred rent	108	-	-
Net cash (used in) provided by operating activities	(64,958)	1,860	(34,882)

Cash flows from investing activities
Purchases of fixed assets	(340)	(865)	(147)
Purchases of marketable securities	(183,941)	(48,234)	(7,951)
Redemptions of marketable securities	48,884	33,457	44,294
Net cash (used in) provided by investing activities	(135,397)	(15,642)	36,196

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discounts and cost	155,425	64,847	-
Proceeds from issuance of common stock under ESPP	408	-	-
Proceeds from the exercise of stock options	3,960	2,393	153
Net cash provided by financing activities	159,793	67,240	153

Net (decrease) increase in cash and cash equivalents	(40,562)	53,458	1,467
Cash and cash equivalents at the beginning of the period	82,033	28,575	27,108
Cash and cash equivalents at the end of the period	$41,471	$82,033	$28,575

See accompanying notes to the consolidated financial statements

ASSEMBLY BIOSCIENCES, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005,  is a clinical-stage biotechnology company advancing two innovative platform programs: a new class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral synthetic live biotherapeutic candidates, which are designed to treat disorders associated with the microbiome. The Company operates in one segment and is headquartered in Carmel, Indiana with operations in South San Francisco, California and Groton, Connecticut.

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

The Company’s Microbiome program consists of a fully integrated platform that includes a disease-targeted strain isolation, identification, characterization and selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that the Company calls GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform capabilities, the Company is exploring additional product candidates for other disease indications, including Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications the Company will pursue with Allergan Pharmaceuticals International Limited (Allergan) described herein to the extent covered by the Research, Development, Collaboration, and License Agreement (the Collaboration Agreement) or pursue either internally or in collaboration with other partners to the extent outside the scope of the Collaboration Agreement (Note 8).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt and an upfront payment related to the Collaboration Agreement. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date that these consolidated financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 7 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all.

If the Company is unable to generate enough revenue from the Collaboration Agreement when needed or to secure additional sources of funding and receive related full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical studies.

Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP) and include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable under the collaboration agreement, and the fair value of stock options, stock appreciation rights, and restricted stock units (RSUs) granted to employees, directors, and consultants.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and cash equivalents

All highly liquid investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and at December 31, 2018 and 2017, exceed federally insured limits.

Investments in Marketable Securities

The Company has designated marketable securities as of December 31, 2018 and 2017 as available-for-sale securities and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets.

Securities that are classified as available-for-sale are measured at fair value with temporary unrealized gains and losses reported in other comprehensive loss, and as a component of stockholders' equity until their disposition. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on their current intent and ability to sell the security if it is required to do so. Declines in value judged to be other-than- temporary are included in interest income or expense in the Company’s statements of operations and comprehensive loss. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. There were no marketable securities deemed to be impaired as of December 31, 2018 or 2017.

Goodwill and Indefinite-Lived Other Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in the fourth quarter, and more frequently if events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest that impairment may exist.

As of October 1, 2018, the Company has determined through its quantitative impairment test that the fair value of its goodwill significantly exceeded the carrying value of its single reporting unit, and concluded that goodwill was not impaired. The Company has not recognized any goodwill impairment in any of the periods presented.

Indefinite-Lived Intangible Asset

The Company’s indefinite-lived intangible asset consists of IPR&D acquired in a business combination that are used in research and development activities but have not yet reached technological feasibility, regardless of whether they have alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company performed a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company would write-off the remaining carrying amount of the associated IPR&D intangible asset.

In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not that the fair value of its IPR&D asset is less than its carrying amount (the qualitative impairment test). If the Company concludes that is the case, or elect not to use qualitative impairment test, the Company would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

When performing the quantitative impairment assessment, the Company uses the income approach to determine the fair value of its IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes significant assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the size of the patient population and cure rate, our competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on its consolidated balance sheet.

In performing the qualitative impairment test, the Company considers the results of the most recent quantitative impairment test and identifies the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers of fair value, the Company identifies events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. The Company then weighs these factors to determine and conclude if it is not more likely than not that the IPR&D asset is impaired. If it is more likely than not that the IPR&D asset is impaired, the Company proceeds with quantitatively determining the fair value of the IPR&D asset.

For 2018, the Company elected to bypass the quantitative assessment and performed a qualitative impairment on October 1 and concluded that it is more likely than not that the fair value of its IPR&D asset exceeded its carrying value and no further testing was required. The Company did not recognize any IPR&D impairment in any of the periods presented.

Leases

The Company leases office space facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. Landlord allowances and incentives received, including allowances for leasehold improvements and rent holidays, are recognized as reductions to rent expense on a straight-line basis over the term of the lease. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company begins recognizing rent expense on the date it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the rent expense recognized.

Impairment of Long-lived Assets

The Company monitors the carrying value of long-lived assets for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the years ended December 31, 2018 and 2017.

Property and Equipment, Net

Property and equipment are stated at cost and consist of lab equipment and computer hardware and software. The Company computes depreciation under the straight-line method over the estimated useful lives of its property and equipment ranging from three to seven years.

Leasehold improvements are amortized over the remaining terms of the respective leases or the estimated useful life of the leasehold improvements, whichever is less. Maintenance and repair costs are expensed as incurred.

Fair Value Measurements

The Company follows accounting guidance on fair value measurements for financial instruments measured on a recurring basis, as well as for certain assets and liabilities that are initially recorded at their estimated fair values. Fair value is defined as the exit price, or the amount that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company uses the following three-level hierarchy that maximizes the use of observable inputs and minimizes the use of unobservable inputs to value its financial instruments:

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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	As of December 31, 2018
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$39,345	$-	$-	$39,345
U.S. and foreign commercial paper	-	-	-
Total cash equivalents	39,345			39,345
Short-term investments:
U.S. and foreign commercial paper	-	55,136	-	55,136
U.S. and foreign corporate debt securities	-	73,159	-	73,159
Asset-backed securities	-	28,419	-	28,419
U.S. treasury securities	-	19,895	-	19,895
Total short-term investments	-	176,609	-	176,609
Total assets measured at fair value	$39,345	$176,609	$-	$215,954

	As of December 31, 2017
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$1,663	$-	$-	$1,663
U.S. commercial paper
Total cash equivalents	1,663	-	-	1,663
Short-term investments:
U.S. and foreign corporate debt securities	-	37,914	-	37,914
Total short-term investments	-	37,914	-	37,914
Long-term investments:
U.S. and foreign corporate debt securities	-	3,347	-	3,347
Total long-term investments	-	3,347	-	3,347
Total assets measured at fair value	1,663	41,261	-	42,924

The Company estimates the fair value of its corporate debt, asset backed securities, and U.S. treasury securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Revenue Recognition and Accounts Receivable

At the inception of an arrangement, we evaluate if a counterparty to a contract is a customer, if the arrangement is within the scope of revenue from contracts with customers guidance, and the term of the contract. We recognize revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we apply the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) we satisfy each performance obligation.  Our performance obligations under these arrangements may include licenses of intellectual property, options to license additional intellectual property, research and development services, delivery of manufactured product, and/or participation on joint steering committees. Allergan can select additional and/or back-up target indications to add to the licenses granted and also has the ability to enter into a contract manufacturing agreement with us for compound supply, and we have concluded that these rights are options. We evaluated whether such options contained material rights and concluded they were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

We have provided standard indemnification and protection of licensed intellectual property for our customer. These provisions are part of assurance that the licenses meet the agreements, representations and are not obligations to provide goods or services.

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. For the Allergan agreement, we estimated standalone selling prices of our performance obligations using income-based valuation approach for the estimated value a licensor of the compounds would receive. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. For our contract with Allergan, we recognize revenues for each of our distinct performance obligations as the related research and development services are performed because Allergan consumes the benefit of research and development work simultaneously as we perform these services.

Upfront License Fees: If a license to our intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, we recognize revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, we utilize judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, we apply an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  We evaluate the measure of progress each reporting period and, if necessary, adjust the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments: Depending on facts and circumstances, we may record revenues from certain milestones in a reporting period before the milestone is achieved if we conclude that achievement of the milestone is probable and that recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. We record a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. We re-evaluate the probability of achievement of such milestones and any related constraint each reporting period. We adjust our estimate of the overall transaction price, including the amount of collaborative revenue that was recorded, if necessary.

Research and Development Service Payments: We are reimbursed at a certain percentage for performing research and development services based on hours worked by our employees, at a fixed contractual rate per hour, and third-party pass-through costs we incur on a quarterly basis. Research and development service payments are included in the transaction price in the reporting period that we conclude that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. Accounts receivable are recorded when the right to the research and development service payment consideration becomes unconditional. We record the full reimbursed portion of these expenses as collaboration revenue in our consolidated statements of operations as we consider performing research and development services to be a part of our ongoing and central operations.

Sales-based Milestone and Royalty Payments: Our customers may be required to pay us sales-based milestone payments or royalties on future sales of commercial products.  We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming our licensed intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

We receive payments from our customers based on billing schedules established in each contract.  Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under these arrangements.  If the related performance obligation is expected to be satisfied within the next twelve months, these amounts will be classified in current liabilities. We recognize a contract asset relating to our conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when our right to consideration is unconditional.  At December 31, 2018 and 2017, the accounts receivable recorded on the consolidated balance sheet relates to the Collaboration Agreement. All accounts receivables are deemed collectible. A net contract asset or liability is presented for each contract with a customer. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Stock-Based Compensation

The Company measures stock-based compensation to employees, consultants, and Board members at fair value on the grant date of the award. The fair value of restricted stock units (RSUs) is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. Stock-based awards with graded vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting tranche of the award. For awards that have a performance condition, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance objective becomes probable. We assess the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when incurred.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in estimating the fair value of stock-based awards, such as expected term, dividends, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company is also required to make estimates as to the probability of achieving the specific performance conditions. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

We account for stock-based compensation arrangements with non-employees, which primarily consist of consultants, using a fair value approach. The fair value of these options is measured using the Black-Scholes Model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option. The compensation costs of these arrangements are subject to remeasurement over the vesting terms as earned.

Research and Development Expense and Accruals

Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Research and development costs include salaries and personnel-related costs, consulting fees, fees paid for contract research services, fees paid to clinical research organizations, contract manufacturing organizations, license fees prior to FDA approval and other third parties associated with clinical studies, the costs of laboratory equipment and facilities, and other external costs. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized.

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple contract research organizations (CROs) and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.

Costs related to our collaboration agreement are included in the research and development expense.

For asset purchases outside of business combinations, the Company expenses any purchased research and development assets as of the acquisition date if they have no alternative future uses.

Tax Assets and Liabilities and Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance if it is more likely than not that the deferred tax assets will not be realized based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

The Company recognizes and measures uncertain tax positions using a two-step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2018, the Company had not accrued interest or penalties related to uncertain tax positions.

On December 22, 2017, the Securities and Exchange Commission staff issued Staff Accounting Bulletin No. 118 (SAB 118) to address the accounting implications of U.S. federal tax reform enacted on December 22, 2017. SAB 118 allows a company to record provisional amounts during a measurement period not to extend beyond one year from the enactment date (see Note 10).

Net Loss per Share of Common Stock

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share as follows:

	Year Ended December 31,
	2018	2017	2016
Warrants to purchase common stock	15,296	15,296	16,909
Options to purchase common stock	4,637,145	4,551,819	4,457,251
ESPP	21,483	-	-
RSUs	568,005	120,000	-
Total	5,241,929	4,687,115	4,474,160

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments in available-for-sale marketable securities. The Company displays comprehensive loss and its components in the consolidated statements of operations and comprehensive loss, net of tax effects if any.

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

Adoption of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the year ended December 31, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date of ASC 606, we had only one contract with a customer, Allergan, that had not been completed.  Based on our analysis, we concluded there was no significant change in applying ASC 606 to the Collaboration Agreement and no amounts have been recognized within “accumulated deficit” in the consolidated balance sheet related to the adoption of the new standard.

In January 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities (ASU 2016-01). ASU 2016-01 requires equity investments to be measured at fair value with changes in fair value recognized in net income; simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment; eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet; requires public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes; requires an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments; requires separate presentation of financial assets and financial liabilities by measurement category and form of financial assets on the balance sheet or the accompanying notes to the financial statements and clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. ASU 2016-01 is effective for financial statements issued for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. On January 1, 2018, the Company implemented ASU 2016-01 without any impact on the Company’s consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. On January 1, 2018, the Company implemented ASU 2016-15 without any material impact on the Company’s consolidated statement of cash flows and related disclosures.

In May 2017, the FASB issued ASU 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting (ASU 2017-09). ASU 2017-09 provides clarity and reduces both (1) diversity in practice and (2) cost and complexity when applying the guidance in Topic 718, to a change to the terms or conditions of a share-based payment award. The amendments in ASU 2017-09 should be applied prospectively to an award modified on or after the adoption date. On January 1, 2018, the Company implemented ASU 2017-09 without any material impact on the Company’s consolidated financial statements and related disclosures.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018. The Company implemented the final rule under SEC Release No. 33-10532 as of December 31, 2018. The Company had evaluated the impact of the amendments and determined the effect of the adoption of the simplification rules on financial statements will be limited to the modification and removal of certain disclosures.

Accounting Pronouncements to Be Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB Topic 840, Leases (Topic 840) and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method or on a straight-line basis over the term of the lease, respectively. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In January 2018, the FASB issued ASU 2018-01, Leases (Topic 842) Land Easement Practical Expedient for Transition to Topic 842, which amends ASU 2016-02 to provide entities an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 842. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides an optional transition method that allows entities to elect to apply the standard prospectively at its effective date, versus recasting the prior periods presented. The standard will be effective for annual and interim periods beginning after December 15, 2018, with early adoption permitted upon issuance. The Company plans to implement Topic 842, using the optional transition method to apply the new guidance as of January 1, 2019, rather than as of the earliest period presented, and elected the package of practical expedients described above. The Company is still finalizing its analysis, but expects to recognize additional operating liabilities with corresponding right of use (ROU) assets of approximately the same amount as of January 1, 2019 based on the present value of the remaining lease payments.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in Topic 808 retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

In February 2018, the FASB issued ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (ASU 2018-12), which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the federal corporate income tax rate enacted under the Tax Cuts and Jobs Act (the Tax Act). The amount of the reclassification would be the difference between the historical corporate income tax rate and the Tax Act’s 21% corporate income tax rate. The new standard is effective for fiscal years and interim periods beginning after December 15, 2018 with early adoption permitted in any interim period. The Company plans to adopt the new standard effective January 1, 2019. The adoption of ASU 2018-02 will not have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (ASU 2018-15), which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. ASU 2018-15 is effective for public companies for fiscal years beginning after December 15, 2019. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company plans to adopt this standard effective January 1, 2019 and does not expect it will have a material impact on the Company is currently evaluating the impact of adoption on its consolidated financial statements.

In June 2018, the FASB issued ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 is effective for public business entities for fiscal years and interim periods beginning after December 15, 2018. The Company plans to adopt the new standard effective January 1, 2019. Upon adoption of ASU 2018-07, the grant date fair value of non-employee awards will be fixed as of December 31, 2018, rather than the prior methodology that recognizes a variable cost based on the fair value of such shares as of their vesting dates. The Company will record non-employees’ awards as of January 1, 2019 prospectively. The Company does not expect this ASU will have a material impact on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted upon issuance of the update. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.

Note 3 – Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following:

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$101,701	$-	$(122)	$101,579
Treasury securities	19,898	-	(4)	19,894
Commercial paper	55,136	-	-	55,136
Total	$176,735	$-	$(126)	$176,609

	December 31, 2017
		Gross Unrealized	Gross Unrealized
($ in thousands)	Amortized Cost	Gain (1)	Loss (1)	Fair Value
Short-term available-for-sale securities
Corporate bonds	$38,092	$6	$(184)	$37,914
Long-term available-for-sale securities
Corporate bonds	$3,357		$(10)	$3,347
Total	$41,449	$6	$(194)	$41,261

(1) Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of December 31, 2018 is less than one year. There were no long-term marketable securities held by the Company as of December 31, 2018.

Realized gains and losses for the years ended December 31, 2018, 2017 and 2016 were not significant. The unrealized losses for the Company’s investments that have been in a continuous unrealized loss position for more than 12 months as of December 31, 2018 and 2017 was also not significant.

Note 4 – Property, Plant and Equipment, Net

Property, plant and equipment, consists of the following:

	As of December 31,
($ in thousands)	2018	2017
Computer hardware and software	$194	$105
Lab equipment	407	370
Office equipment	70	25
Construction in progress	153	-
Leasehold improvement	790	774
Total property, plant and equipment	1,614	1,274
Less: Accumulated depreciation and amortization	(1,057)	(414)
Property, plant and equipment, net	$557	$860

Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was approximately $0.6 million, $0.2 million and $0.1 million, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	As of December 31,
($ in thousands)	2018	2017
Accrued expenses:
Accrued compensation	$5,011	$4,518
Accrued clinical trial expenses	3,561	442
Accrued professional fees and other	1,107	1,179
Total accrued expenses	$9,679	$6,139

Note 6 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2018 and 2017, respectively. The Company was authorized to issue 50,000,000 shares of common stock as of December 31, 2017. In May 2018, the Company’s stockholders approved the adoption of the Fourth Amended and Restated Certificate of Incorporation, which amended and restated the Company’s Third Amended and Restated Certificate of Incorporation, as amended, to, among other things, increase the authorized number of shares of common stock, par value $0.001 per share, from 50,000,000 shares to 100,000,000 shares.

In January 2018, the Board of Directors authorized the filing of a Certificate of Elimination with the Secretary of State of the State of Delaware to remove the Certificate of Designation of Series A Non-Voting Convertible Preferred Stock (the Series A Preferred Stock) from the Company’s Third Amended and Restated Certificate of Incorporation, as amended (which was amended and restated in May 2018), because no shares of the Series A Preferred Stock were outstanding and no shares were available to be issued.

Sale of Common Stock

On November 6, 2017, the Company sold to various investors an aggregate of 2,541,000 shares of common stock in a public offering at $27.25 per share, which included the exercise in full by the underwriters of their option to purchase 331,500 additional shares of common stock, which occurred on November 2, 2017. The Company received aggregate net proceeds of $64.8 million from the offering and option exercise, after deducting underwriting discounts and commissions and offering expenses.

On December 29, 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration statement, file number 333-222366, which became effective January 10, 2018. Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the registration statement in one or more offerings up to an aggregate offering price of $250.0 million. In connection with the filing of this registration statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through “at the market offerings” (ATM). To date, the Company has not sold any shares pursuant to the ATM.

On July 16, 2018, the Company sold to various investors an aggregate of 4,600,000 shares of common stock in a public offering at $36.00 per share, which included the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock, which occurred on July 12, 2018. The Company received aggregate net proceeds of approximately $155.4 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

Note 7 – Stock-Based Compensation

Equity Incentive Plans

On May 30, 2018, the Company’s stockholders approved the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of its common stock for issuance in connection with equity incentive awards and the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP).

As of December 31, 2018, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Stock Incentive Plan (the 2018 Plan). Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. Shares underlying awards that are forfeited under the 2014 Plan on or after May 30, 2018 will also become available for issuance under the 2018 Plan. As of December 31, 2018, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised or vested restricted stock units.

Stock Plan Activity

Stock Options

The following table summarizes the stock option activity and related information:

	Number of Shares	Weighted Average Exercise Price	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2016	4,457,251	$7.14	$23,258
Granted	706,800	$24.16	$15,792
Exercised	(353,612)	$7.03	-
Forfeited	(258,620)	$9.51	-
Outstanding as of December 31, 2017	4,551,819	$9.66	$162,002
Granted	998,603	44.19	-
Exercised	(775,224)	7.34	31,134
Forfeited	(138,053)	18.71	3,195
Outstanding as of December 31, 2018	4,637,145	$17.21	$48,179
Options vested and exercisable	3,077,195	$9.21	$42,503

The Company expects that all outstanding unvested options will vest. The weighted average remaining contractual term of exercisable options and awards outstanding is approximately 6.2 and 7.1 years, respectively, at December 31, 2018. As of December 31, 2018 estimated future stock-based compensation expense relating to unvested stock options was $19.4 million.

RSUs

A summary of the Company's RSUs and related information is as follows:

	Number of units	Weighted average grant price
Unvested as of December 31, 2016	-	$-
Granted	120,000	44.28
Unvested as of December 31, 2017	120,000	$44.28
Granted	456,559	35.54
Vested and Settled	(938)	49.14
Forfeited	(7,616)	49.14
Unvested as of December 31, 2018	568,005 (1)	$37.18

(1) Includes 128,332 RSUs that have vested but are subject to deferred settlement.

As of December 31, 2018, RSUs outstanding include 145,000 RSUs granted in December 2017 and 2018 with performance-based conditions to executives of the Company. Of these awards, 100,000 RSUs with a grant date fair value of $2.4 million vest over time but will be accelerated upon the achievement of certain performance conditions. The Company is recognizing expense for this award over the vesting period as it does not believe that any of the performance conditions are probable of being met.  The remaining 45,000 RSUs with a grant date fair value of $1.9 million vest upon the performance conditions not yet deemed probable and accordingly no compensation expense has been recognized as of December 31, 2018 for these awards.

As of December 31, 2018, the Company had unrecognized stock-based compensation expense related to all unvested RSUs of $10.4 million, which is expected to be recognized over the remaining weighted-average contractual term is 9.2 years.

Common Stock Warrants

There was no warrant activity during the year ended December 31, 2018. During the year ended December 31, 2017, 1,613 warrants to purchase common stock expired unexercised. At December 31, 2018 and 2017 there were 15,296 warrants outstanding with a weighted average exercise price of $30.00 per share. The weighted average remaining contractual life of outstanding warrants at December 31, 2018 is approximately 1.7 years.

Employee Stock Purchase Plan

The 2018 ESPP provides for the purchase by employees of up to an aggregate of 400,000 shares of the Company’s common stock at a discount to the market price. Subject to the annual statutory limits and the 2018 ESPP’s limit of 1,000 shares of common stock per offering, an eligible employee may participate through payroll deductions of up to 15% of such employee’s compensation for each pay period.

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Under the 2018 ESPP, the offering periods end on the last business day occurring on or before May 14 or November 14. The ESPP is compensatory and results in stock-based compensation expense.

In November 2018, employees purchased 21,483 shares of common stock under the 2018 ESPP. As of December 31,2018, 378,517 shares of common stock are available for future sale under the Company’s 2018 ESPP. Stock-based compensation expense recorded in connection with the 2018 ESPP was approximately $0.2 million for the year December 31, 2018.

Valuation Assumptions

The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation for stock-based awards to employees and the board of directors. The assumptions used in the Black-Scholes option-pricing model were as follows:

Year Ended December 31,
	2018	2017	2016
Exercise price	$23.78 - $57.53	$12.81 - $44.28	$5.84 - $13.21
Expected volatility	75.6% - 86.1%	81.2% - 87.0%	85.8% - 91.8%
Risk-free rate of interest	2.56% - 3.04%	2.02% - 2.29%	1.36% - 2.18%
Expected term (years)	5.5 - 7.0	5.5 - 7.0	5.3 - 7.0
Expected dividend yield	-	-	-

The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option or purchase right being valued. The assumed dividend yield was zero as the Company currently does not intend to pay dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation due to the Company’s limited history of relevant stock option exercise activity. The expected volatility was calculated based on the Company’s historical stock prices, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense in continuing operations as follows:

	Year Ended December 31,
($ in thousands)	2018	2017	2016
Research and development	$11,820	$5,423	$3,025
General and administrative	16,665	3,178	1,999
Total	$28,485	$8,601	$5,024

Note 8 - Collaboration Agreement

Allergan

In January 2017, the Company entered into and a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for ulcerative colitis (UC), Crohn’s disease, and two compounds for irritable bowel syndrome (IBS). Allergan and the Company also agreed to collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan. Per the terms of the Collaboration Agreement, Allergan can select backups and additional target indications to add to the licenses granted for additional consideration and also have the ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin. In addition, the Company will participate on a Joint Development Committee (JDC) and Joint Patent Committee (JPC). The Company provided to Allegan standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

Allergan paid the Company an upfront non-refundable payment of $50.0 million which was received in 2017. Additionally, the Company is eligible to receive variable consideration in the form of research and development cost reimbursements, up to approximately $631.0 million related to seven development milestones and up to approximately $2.14 billion related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

Allergan and the Company have agreed to share research and development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75.0 million in the aggregate, the Company may elect either (a) to fund ⅓ of such costs in excess of $75.0 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75.0 million plus a premium of 25%. The Company has an option to co-promote the licensed programs in the U.S. and China, subject to certain conditions set forth in the Collaboration Agreement.

Allergan may terminate the Collaboration Agreement at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to the Company. Unless terminated early, the Collaboration Agreement has a term that ends on the earlier of the (i) the period when POC studies have been completed and no further licensed compounds are in development (ii) expiration of the last to exist valid claim covering the manufacture, use and sale of the licensed compounds. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. Upon termination for convenience, the license and know how all revert to the Company.

The Company concluded that Allegan is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property, and research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the license agreement: 1) transfer of a licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses); 2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

The Company concluded the Licenses each were considered to be functional as they have significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan is dependent on the Company to execute the Development Services, that it is only uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, The Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations will be performed over the duration of the contract, which began in February 2017 and ends upon completion of the Development Services which is currently estimated to occur in 2027. The Company is using a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allegan. In applying the cost-based input method of revenue recognition, the Company measures costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consist primarily of third-party contract costs and internal labor costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

To allocate transaction price among the four performance obligations, the Company estimated their standalone selling price (SSP) using income-based valuation approach for the estimated value a licensor of the compounds would receive considering the stage of the compounds development. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the four performance obligations would not have a significant effect on the allocation of consideration received to the four performance obligations.

The transaction price at the inception of the agreement and upon adoption of ASC 606, was limited to $50.0 million upfront payment. Of this amount, the Company allocated $12.5 million to each of the four performance obligations. Research and development cost reimbursement payments are included in the transaction price in the reporting period that we conclude that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2018. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined that the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage.  Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Allergan. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company did not incur any significant incremental costs of obtaining the Allergan contract.

For the year ended December 31, 2018 and 2017, the Company recorded approximately $14.8 million and $9.0 million, respectively, in revenue associated with the Collaboration Agreement, respectively. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $5.1 million and approximately $35.6 million at December 31, 2018 and approximately $5.2 million and approximately $40.6 million at December 31, 2017. Under the legacy revenue guidance in ASC 605, Revenue Recognition, the Company’s collaboration revenue for the year ended December 31, 2018, would not have differed materially.

On the consolidated balance sheets, contract asset balances of approximately $2.4 million and approximately $2.3 million were recorded as accounts receivable from collaboration as of December 31, 2018 and 2017, respectively.

The following table presents changes in the Company’s contract liabilities ($ in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2018
Contract liabilities:
Deferred revenue	$45,785	$—	$(5,125)	$40,660

Year Ended
December 31,
($ in thousands)	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$5,125
Performance obligations satisfied in previous period	—

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is approximately $0.8 million, with a portion related to the first performance milestone having been paid. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. The Company made approximately $0.1 million, in milestone payments for the years ended December 31, 2018. Amounts paid in 2017 or 2016 were insignificant.

Microbiome Targeted Colonic Delivery Platform

In November 2013, the Company entered into a License and Collaboration Agreement with Therabiome, LLC (Therabiome), for all intellectual property and know-how owned or controlled by Therabiome relating to the oral delivery of pharmaceutical drugs to specific sites in the intestine, using a pH sensitive controlled release capsule-in-capsule technology. The Company will be solely responsible for all research and development activities with respect to any product it develops under the license.

The Company must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform for U.S. regulatory milestones. The Company also must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region. The Company also must pay Therabiome royalties on annual net sales of a product in the low to mid-single digit percentages plus, once annual net sales exceed certain thresholds, a one-time cash payment upon reaching the thresholds.

Therabiome must pay the Company royalties on annual net sales of any product Therabiome is permitted to develop using the intellectual property in the low double to mid-double digit percentages, depending on the level of development or involvement the Company had in the product. No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2018, 2017 and 2016.

Note 10 - Income Taxes

There was no current income tax provision for the years ended December 31, 2018, 2017 and 2016. The Company recognized deferred income tax expense of $1.1 million and a deferred income tax benefit of $9.1 million and $0.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2018	2017	2016
Statutory federal income tax rate	(21.0)%	(34.0)%	(34.0)%
State taxes, net of federal tax benefit	(7.1)	(2.6)	(4.3)
Stock based compensation	(6.7)	-	3.4
Credits	(2.4)	(2.1)	(1.8)
Effective change in enacted tax rates	-	47.7	-
State rate change	(2.5)	0.2	7.5
Other	(0.4)	0.3	2.3
Change in valuation allowance	41.3	(27.0)	25.5
Income taxes provision (benefit)	1.2%	(17.5)%	(1.4)%

Significant components of the Company’s deferred tax assets and (liabilities) are as follows:

	As of December 31,
($ in thousands)	2018	2017
Deferred tax assets:
Federal and state-operating loss carryforwards	$58,668	$43,577
Stock-based compensation	14,023	5,726
Intangible assets	2,282	2,259
Deferred revenue	11,409	11,064
Research and development credits	5,472	5,604
Other	575	360
Total deferred tax assets	92,429	68,590
Valuation allowance	(87,543)	(63,718)
Deferred tax asset, net of allowance	$4,886	$4,872
In-process research and development	(8,138)	(7,008)
Net deferred tax liability	$(3,252)	$(2,136)

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The deferred tax liability was recorded in connection with the merger with Assembly Pharmaceuticals in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes.

On December 22, 2017, the Tax Act, was signed into law. Among other items, the Tax Act reduces the federal corporate tax rate to 21% from the existing applicable rate of 34%, effective January 1, 2018. As a result, in 2017 the Company recorded a provisional estimate as a decrease to its deferred tax assets of $24.7 million and to valuation allowance of $28.4 million, resulting in a net tax benefit of $3.7 million.

The Tax Act also permits an indefinite carry forward of net operating losses generated in taxable years ending after December 31, 2017, subject to a utilization limitation of 80% of taxable income. Due to the change in the carryforward period for post-2017 net operating losses, the Company determined that it would be able to use the deferred tax liability associated with certain in-process research and development as a source of income in determining the realizability of its deferred tax assets. As a result, in 2017 the Company recorded a $4.9 million income tax benefit from the reduction of its valuation allowance.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Act. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes. The Company completed its review in December 2018 with no material adjustments to the provisional amount previously recorded.

The Company’s income tax benefit for the year ended December 31, 2017 of $9.1 million includes a tax benefit of $8.6 million related to the Tax Act.

As of December 31, 2018, the Company had potentially utilizable gross federal net operating loss carryforwards of approximately $209.2 million with $94.7 million of net operating losses generated during 2018 carrying forward indefinitely and $114.5 million of net operating losses beginning to expire between 2027 and 2038.  There are state net operating loss carryforwards of $209.0 million beginning to expire between 2027 and 2038.  In addition, the Company has federal research and development credit carryforwards of approximately $3.6 million which will expire between 2027 and 2038 and California research and development credit carryforwards of $1.9 million will carryforward indefinitely.

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company has performed an ownership change study through December 31, 2017 and has determined that a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company has adjusted its net operating loss carryovers to appropriately reflect any attributes which will expire due to the limitation. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2017. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2016	$-
Increases related to prior year tax positions	-
Increases related to 2017 tax positions	-
Balances as of December 31, 2017	$-
Increases related to prior year tax positions	3,679
Increases related to 2018 tax positions	934
Balances as of December 31, 2018	$4,613

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on prior year’s operations and experience, the Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for unexpected or unusual items for items that arise in the ordinary course of business. At December 31, 2018, the Company has not accrued for interest or penalties associated with unrecognized tax liabilities. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

The Company files income tax returns in the U.S. federal and other state jurisdictions and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards, all years effectively remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns.

Note 11 - Commitments and Contingencies

Operating Leases

The Company leases office space for corporate and administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. Prior to moving into the South San Francisco office and laboratory space in February 2019, the Company leased office and laboratory space in San Francisco, California, under a sublease that expired on February 28, 2019. The Company also leases office and laboratory space in Groton, Connecticut under a lease that expires in March 2020. The Company ceased leasing laboratory space from Indiana University at Bloomington, Indiana in May 2017. The Company ceased leasing office and laboratory space from the University of Florida Research Foundation in Alachua, Florida in May 2017.

The Company also leases certain laboratory equipment accounted for as operating leases. These equipment leases began to expire in 2017, with the final lease expiring in 2021.

Future minimum lease payments under noncancelable operating leases are as follows:

2019	$5,032
2020	4,537
2021	4,055
2022	4,075
2023	4,095
Total	$21,794

Rent expense for the years ended December 31, 2018, 2017 and 2016 were approximately $4.2 million, $2.1 million and $1.9 million, respectively.

Note 12 – Employee Benefit Plan

Effective January 1, 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. In 2018, the Company made discretionary matching contributions of $0.7 million.

In 2017 and 2016, the Company participated in a professional employer organization sponsored 401(k) plan. The Company did not make any discretionary matching contributions in 2017 or 2016.

Note 13 - Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for fiscal years 2018 and 2017. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

($ in thousands except for per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Collaboration revenue	$3,565	$3,218	$4,286	$3,735
Operating expenses	$20,237	$30,384	$26,861	$30,057
Interest and other income	$446	$453	$1,116	$1,069
Unrealized loss from marketable securities, net of tax	$(23)	$(127)	$(82)	$231
Net loss	$(16,249)	$(26,806)	$(21,535)	$(26,161)
Basic and diluted net loss per common share	$(0.80)	$(1.30)	$(0.87)	$(1.03)

2017
Collaboration revenue	$684	$2,359	$2,660	$3,315
Operating expenses	$14,614	$15,927	$15,110	$15,595
Interest and other income	$136	$240	$241	$366
Unrealized loss from marketable securities, net of tax	$(137)	$(341)	$(99)	$(38)
Net loss	$(13,931)	$(13,599)	$(12,272)	$(3,007)
Basic and diluted net loss per common share	$(0.81)	$(0.78)	$(0.71)	$(0.16)

