Form 10-Q
period 2019-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2019-05-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

(833) 509-4583

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

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐    NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ASMB	The Nasdaq Global Select Market

As of May 6, 2019, there were 25,600,979 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited)

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except for share and per share amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,107	$41,471
Marketable securities	164,429	176,609
Accounts receivable from collaboration	2,987	2,430
Prepaid expenses and other current assets	4,283	1,992
Total current assets	200,806	222,502

Property and equipment, net	2,079	557
Operating lease right-of-use assets	13,063	-
Other assets	1,661	3,348
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$259,247	$268,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,427	$3,693
Accrued expenses	10,141	9,679
Deferred revenue - short-term	9,933	5,100
Operating lease liabilities - short-term	2,704	-
Total current liabilities	25,205	18,472

Deferred rent	-	108
Deferred tax liabilities	3,252	3,252
Deferred revenue - long-term	29,868	35,560
Operating lease liabilities - long-term	10,521	-
Total liabilities	68,846	57,392

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2019 and December 31, 2018; 25,549,757 and 25,495,425 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	559,453	552,762
Accumulated other comprehensive loss	(239)	(347)
Accumulated deficit	(368,839)	(341,787)
Total stockholders' equity	190,401	210,653
Total liabilities and stockholders' equity	$259,247	$268,045

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$3,885	$3,565

Operating expenses:
Research and development	22,704	14,541
General and administrative	9,517	5,696
Total operating expenses	32,221	20,237
Loss from operations	(28,336)	(16,672)

Other income (expenses)
Interest and other income	1,276	446
Other income (expense), net	1	(23)
Total other income	1,277	423
Loss before income taxes	(27,059)	(16,249)

Income tax benefit	7	-
Net loss	$(27,052)	$(16,249)

Other comprehensive (loss) income
Unrealized gain (loss) on marketable securities, net of tax	108	(67)
Comprehensive loss	$(26,944)	$(16,316)

Net loss per share, basic and diluted	$(1.05)	$(0.80)

Weighted average common shares outstanding, basic and diluted	25,668,798	20,231,804

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net loss	$(27,052)	$(16,249)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	135	168
Stock-based compensation	6,577	4,083
Net accretion and amortization of investments in marketable securities	(592)	-
Non-cash rent expense	1,091	-
Deferred income tax benefit	(7)	-
Loss on disposal of fixed assets	102	-
Other	(1)	23
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(557)	10
Prepaid expenses and other current assets	(2,558)	(906)
Other assets	1,687	-
Accounts payable	(1,266)	249
Accrued expenses	398	(1,491)
Deferred revenue	(859)	(1,301)
Deferred rent	-	(86)
Operating lease liabilities	(1,037)	-
Net cash used in operating activities	(23,939)	(15,500)

Cash flows from investing activities
Purchases of property and equipment	(1,488)	(39)
Purchases of marketable securities	(49,030)	(13,032)
Proceeds from maturities of marketable securities	61,453	11,971
Proceeds from sale of marketable securities	500	-
Net cash provided by (used in) investing activities	11,435	(1,100)

Cash flows from financing activities
Proceeds from the exercise of stock options	140	1,494
Net cash provided by financing activities	140	1,494

Net decrease in cash and cash equivalents	(12,364)	(15,106)
Cash and cash equivalents at the beginning of the period	41,471	82,033
Cash and cash equivalents at the end of the period	$29,107	$66,927

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands except share amounts)

(Unaudited)

	Common Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	25,495,425	$25	$552,762	$(347)	$(341,787)	$210,653
Proceeds from the exercise of stock options	21,000	-	140	-	-	140
Issuance of shares for settlement of restricted stock units	33,332	1	(1)	-	-	-
Reclassification of stock-based awards from equity to accrued expenses	-	-	(4)	-	-	(4)
Unrealized gain on marketable securities	-	-	-	108	-	108
Stock-based compensation	-	-	6,556	-	-	6,556
Net loss	-	-	-	-	(27,052)	(27,052)
Balance as of March 31, 2019	25,549,757	$26	$559,453	$(239)	$(368,839)	$190,401

	Common Stock		Additional Paid- in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	20,137,974	$20	$364,528	$(392)	$(251,036)	$113,120
Proceeds from the exercise of stock options	248,762	-	1,494	-	-	1,494
Unrealized loss on marketable securities	-	-	-	(67)	-	(67)
Stock-based compensation	-	-	4,083	-	-	4,083
Net loss	-	-	-	-	(16,249)	(16,249)
Balance as of March 31, 2018	20,386,736	$20	$370,105	$(459)	$(267,285)	$102,381

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company developing innovative therapeutics targeting hepatitis B virus (HBV) and diseases associated with the microbiome. The Company operates in one segment and is headquartered in Carmel, Indiana with operations in South San Francisco, California and Groton, Connecticut.

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

The Company’s Microbiome program consists of a fully integrated platform that includes a disease-targeted strain isolation, identification, characterization and selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that the Company calls GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform capabilities, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease, irritable bowel syndrome (IBS), non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications the Company will pursue with Allergan Pharmaceuticals International Limited (Allergan) described herein to the extent covered by the Research, Development, Collaboration and License Agreement (the Collaboration Agreement) or pursue either internally or in collaboration with other partners to the extent outside the scope of the Collaboration Agreement (Note 8).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt and an upfront payment related to the Collaboration Agreement. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date that these unaudited condensed consolidated interim financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

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

 Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC) and on the same basis as the Company prepares its annual audited consolidated financial statements.

In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s financial statements and accompanying notes for the fiscal year ended December 31, 2018, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2019. The results for the three months ended March 31, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Use of Estimates

The preparation of the unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable under the Collaboration Agreement, measurement of operating lease liabilities, and the fair value of stock options, stock appreciation rights, and restricted stock units (RSUs) granted to employees, directors and consultants.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Significant Accounting Policies

There have been no material changes to the Company’s significant accounting policies from those described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, other than as set forth below.

Stock-Based Compensation

The Company expenses stock-based compensation to employees and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized on a straight-line basis over the requisite service period for each separately vesting portion of the award.

Prior to the adoption of ASU 2018-07 on January 1, 2019, the Company remeasures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards are recognized as compensation expense in the period of change. Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employees compensation costs over the requisite service period based on a measurement of fair value for each stock award.

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

Leases

All of the Company’s leases are operating leases for facilities and equipment. Prior to January 1, 2019, the Company recognized related rent expense on a straight-line basis over the term of the lease. Incentives granted under the Company’s facilities lease, including allowances for leasehold improvements and rent holidays, were recognized as reductions to rental expense on a straight-line basis over the term of the lease. Deferred rent consisted of the difference between cash payments and the rent expense recognized.

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in our condensed consolidated balance sheet at March 31, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. Variable lease expenses are recorded when incurred. The Company has elected to not separate lease and non-lease components for its leased assets and account for all lease and non-lease components of its agreements as a single lease component.

Net Loss per Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.  Since the Company has only incurred losses, basic and diluted net loss per share is the same.  Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share at March 31, 2019 and 2018 are as follows:

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Warrants to purchase common stock	15,296	15,296
Options to purchase common stock	5,111,590	4,826,361
Unvested restricted stock units	607,656	251,559
Total	5,734,542	5,093,216

A reconciliation of the numerators and the denominators of the basic and diluted net (loss) income per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net (loss) income (in thousands)	$(27,052)	$(16,249)
Denominator:
Weighted average common shares outstanding for diluted net (loss) income per share	25,668,798	20,231,804
Net (loss) income per share:
Basic	$(1.05)	$(0.80)
Diluted	$(1.05)	$(0.80)

Adoption of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (ASU 2016-02). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.

The Company adopted the ASU 2016-02 on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from nonlease components for all existing lease classes. The Company also elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of a ROU assets and lease liabilities of $13.8 million and $14.0 million, respectively, and the derecognition of the deferred rent balance of $0.1 million as of January 1, 2019. The adoption of the standard had no impact on the Company’s condensed consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its condensed consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

On January 1, 2019, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the federal corporate income tax rate enacted under the Tax Cuts and Jobs Act (the Tax Act). The amount of the reclassification would be the difference between the historical corporate income tax rate and the Tax Act’s 21% corporate income tax rate. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-17). ASU 2018-07 simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018 and impacts the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement to present a statement of stockholders’ equity for interim periods. As a result of adopting this guidance, the Company is presenting comparative interim statements of stockholders’ equity in this Form 10-Q for the quarter ended March 31, 2019 and 2018. Additionally, the guidance also simplified certain non-material disclosures in its SEC filings.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606 and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in Topic 808 retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption is available. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

Note 3 – Investments in Marketable Securities

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis, but are recorded at amounts that approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable, accounts payable, accrued expenses, lease liability-short term and deferred revenue-short term.

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

Investments in marketable securities consisted of the following at:

	March 31, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale debt securities
U.S. and foreign corporate debt securities	$60,799	$12	$(10)	$60,801
Asset-backed securities	33,002	17	(2)	33,017
U.S. treasury securities	29,866	7	-	29,873
U.S. and foreign commercial paper	40,738	-	-	40,738
Total	$164,405	$36	$(12)	$164,429

(1)	Gross unrealized gain (loss) is pre-tax.

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale debt securities
Corporate bonds	$101,701	$-	$(122)	$101,579
Treasury securities	19,898	-	(4)	19,894
Commercial paper	55,136	-	-	55,136
Total	$176,735	$-	$(126)	$176,609

(1)	Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of March 31, 2019 is less than one year. There were no long-term marketable securities held by the Company as of March 31, 2019.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Realized gains and losses for the three months ended March 31, 2018 and 2017 were not significant. The unrealized losses for the Company’s investments that have been in a continuous unrealized loss position for more than 12 months as of March 31, 2019 and December 31, 2018 were also not significant.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis:

	March 31, 2019
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$25,434	$-	$-	$25,434
Total cash equivalents	25,434	-	-	25,434

Short-term investments
U.S. and foreign corporate debt securities	-	60,801	-	60,801
Asset-backed securities	-	33,017	-	33,017
U.S. treasury securities	-	29,873	-	29,873
U.S. and foreign commercial paper	-	40,738	-	40,738
Total short-term investments	-	164,429	-	164,429
Total assets measured at fair value	$25,434	$164,429	$-	$189,863

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$39,345	$-	$-	$39,345
U.S. and foreign commercial paper	-	-	-
Total cash equivalents	39,345			39,345
Short-term investments:
U.S. and foreign commercial paper	-	55,136	-	55,136
U.S. and foreign corporate debt securities	-	73,159	-	73,159
Asset-backed securities	-	28,419	-	28,419
U.S. treasury securities	-	19,895	-	19,895
Total short-term investments	-	176,609	-	176,609
Total assets measured at fair value	$39,345	$176,609	$-	$215,954

The Company estimates the fair value of its corporate debt, asset-backed securities, and U.S. treasury securities by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Property and Equipment, net

Property and equipment consists of the following:

		March 31,	December 31,
($ in thousands)	Useful life (Years)	2019	2018
Computer hardware and software	3	$-	$194
Lab equipment	3 to 5	215	407
Office equipment	7	633	70
Leasehold improvement	1 to 3.25	722	790
Total property and equipment		1,570	1,461
Less: Accumulated depreciation and amortization		(838)	(1,057)
Construction in progress	N/A	1,347	153
Property and equipment, net		$2,079	$557

Depreciation expense for the three months ended March 31, 2019 and 2018 was approximately $0.1 million and $0.2 million, respectively, and was recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	March 31,	December 31,
($ in thousands)	2019	2018
Accrued expenses:
Accrued compensation	$2,276	$5,011
Accrued clinical trial expenses	6,638	3,561
Accrued professional fees and other	1,227	1,107
Total accrued expenses	$10,141	$9,679

Note 6 - Stockholders’ Equity

Common Stock

The Company was authorized to issue 5,000,000 shares of preferred stock as of March 31, 2019 and December 31, 2018. The Company was authorized to issue 100,000,000 shares of common stock as of March 31, 2019 and December 31, 2018.

For the three months ended March 31, 2019, the Company issued an aggregate of 21,000 shares of common stock and received gross proceeds of approximately $0.1 million from the exercise of options.

Note 7 - Stock-Based Compensation

Equity Incentive Plans

In May 2018, the Company’s stockholders approved the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of its common stock for issuance in connection with equity incentive awards. In May 2018, the Company’s stockholders also approved the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP), pursuant to which eligible employees can purchase an aggregate of up to 400,000 shares of the Company’s common stock at the end of predetermined offering periods at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of March 31, 2019, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. Shares underlying awards that are forfeited under the 2014 Plan on or after May 30, 2018 will also become available for issuance under the 2018 Plan. As of March 31, 2019, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan).

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company issues new shares of common stock to settle options exercised and upon settlement of vested RSUs.

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the three-month period ended March 31, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,637,145	$17.21	$48,179
Granted	506,750	20.06	-
Exercised	(21,000)	6.68	290
Forfeited	(11,305)	27.28	48
Outstanding as of March 31, 2019	5,111,590	$17.52	$38,619
Options vested and exercisable	3,340,107	$11.37	$35,303

Restricted Stock Units (RSU)

A summary of the Company's RSUs and related information is as follows:

	Number of RSUs	Weighted average grant price
Outstanding as of December 31, 2018	568,005	$37.18
Granted	215,928	19.69
Vested and settled	(63,920)	46.03
Forfeited	(690)	49.14
Outstanding as of March 31, 2019	719,323 (1)	$31.13

(1)	Includes 111,667 RSUs that have vested but are subject to deferred settlement.

As of March 31, 2019, RSUs outstanding include 145,000 RSUs granted in December 2017 and 2018 with performance-based conditions to executives of the Company. Of these awards, 100,000 RSUs with a grant date fair value of $2.4 million vest over time but will be accelerated upon the achievement of certain performance conditions. The Company is recognizing expense for this award over the vesting period as it does not believe that any of the performance conditions are probable of being met.  The remaining 45,000 RSUs with a grant date fair value of $1.9 million vest upon the performance conditions not yet deemed probable and accordingly no compensation expense has been recognized as of March 31, 2019 for these awards.

As of March 31, 2019, the Company had unrecognized stock-based compensation expense related to all unvested RSUs of $13.2 million. The weighted average remaining contractual term of unvested RSUs is approximately 9.6 years at March 31, 2019.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2019	2018
Exercise price	$ 19.69 - $23.04	$ 45.80 - $57.53
Expected volatility	75.0% - 83.2%	77.0% - 86.1%
Risk-free rate	2.24% - 2.65%	2.57% - 2.79%
Expected term (years)	5.5 – 7.0	5.5 - 7.0
Dividend yield	0%	0%

The fair value of RSUs granted is determined based on the price of the Company's common stock on the date of grant.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Research and development	$2,728	$2,524
General and administrative	3,849	1,559
Total stock-based compensation expense	$6,577	$4,083

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 - Collaboration Agreement

Allergan

In January 2017, the Company entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for UC, Crohn’s disease, and two compounds for IBS. Allergan and the Company also agreed to collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan. Per the terms of the Collaboration Agreement, Allergan can select backups and additional target indications to add to the licenses granted for additional consideration and also has the ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin. In addition, the Company will participate on a Joint Development Committee (JDC) and Joint Patent Committee (JPC). The Company provided to Allegan standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

Allergan paid the Company an upfront non-refundable payment of $50.0 million, which was received in 2017. Additionally, the Company is eligible to receive variable consideration in the form of research and development cost reimbursements, up to approximately $631.0 million related to seven development milestones and up to approximately $2.14 billion related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

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

Allergan may terminate the Collaboration Agreement at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to the Company. Unless terminated early, the Collaboration Agreement has a term that ends on the earlier of the (i) the period when POC studies have been completed and no further licensed compounds are in development, and (ii) expiration of the last to exist valid claim covering the manufacture, use and sale of the licensed compounds. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. Upon termination for convenience, the licenses granted by the Company and its know how all revert to the Company.

The Company concluded that Allegan is a customer and that the Collaboration Agreement is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property, and research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the Collaboration Agreement: (1) transfer of a licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses); and (2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

The Company concluded the Licenses each were considered to be functional as they have significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan is dependent on the Company to execute the Development Services, that it is only uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, the Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations will be performed over the duration of the contract, which began in February 2017 and ends upon completion of the Development Services which is currently estimated to occur in 2024. The Company is using a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allegan. In applying the cost-based input method of revenue recognition, the Company measures costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consist primarily of third-party contract costs and internal labor costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The transaction price at the inception of the agreement and upon adoption of ASC 606, was limited to $50.0 million upfront payment. Of this amount, the Company allocated $12.5 million to each of the four performance obligations. Research and development cost reimbursement payments are included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained at March 31, 2019. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined that the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage.  Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Allergan. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company did not incur any significant incremental costs of obtaining the Allergan contract.

For the three months ended March 31, 2019 and 2018, the Company recorded approximately $3.9 million and $3.6 million, respectively, in revenue associated with the Collaboration Agreement. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $9.9 million and approximately $29.9 million at March 31, 2019 and approximately $5.1 million and approximately $35.6 million at December 31, 2018.

On the unaudited condensed consolidated balance sheets, contract asset balances of approximately $3.0 million and approximately $2.4 million were recorded as accounts receivable from collaboration as of March 31, 2019 and December 31, 2018, respectively.

The following table presents changes in the Company’s contract liabilities ($ in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2019
Contract liabilities:
Deferred revenue	$40,660	$-	$(859)	$39,801

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2018
Contract liabilities:
Deferred revenue	$45,551	$-	$(1,231)	$44,320

	Three Months Ended
	March 31,
($ in thousands)	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$859	$1,231
Performance obligations satisfied in previous period	-	-

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is approximately $0.8 million, with a portion related to the first performance milestone having been paid. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Amounts paid in the three months ended March 31, 2019 and 2018 were insignificant.

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

Therabiome must pay the Company royalties on annual net sales of any product Therabiome is permitted to develop using the intellectual property in the low double to mid-double-digit percentages, depending on the level of development or involvement the Company had in the product.

A regulatory milestone was determined to have occurred and was paid under this agreement as of and during the three months ended March 31, 2019. No amounts were accrued for this agreement as of and for the three months ended March 31, 2018.

Note 10 - Leases

Operating Leases

The Company leases office space for corporate and administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. Prior to moving into the South San Francisco office and laboratory space in February 2019, the Company leased office and laboratory space in San Francisco, California, under a sublease that expired on February 28, 2019. The Company also leases office and laboratory space in Groton, Connecticut under a lease that expires in March 2020. Our China subsidiary leases office space in Shanghai that expires in June 2019 and rents lab space in Shanghai that expires in December 2019. Additionally, our China subsidiary leases office space in Beijing that expires in December 2019. Certain lease contracts contain renewal clauses which the company assesses on a case by case basis. The Company also leases certain laboratory equipment accounted for as operating leases. These equipment leases began to expire in 2017, with the final lease expiring in 2021.

When the Company cannot determine the implicit rate in its leasing arrangements the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.

At March 31, 2019, the Company had operating lease liabilities of $13.2 million and right-of-use assets of $13.1 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

($ in thousands)	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$1,091
Short-term lease cost	321
Variable lease cost	299
Total lease cost	$1,711

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

($ in thousands)	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$1,037
Right-of-use assets exchanged for new operating lease liabilities	$-
Weighted-average remaining lease term – operating leases	4.5
Weighted-average discount rate – operating leases	9.6%

As of March 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2019 (from April to December)	$2,915
2020	3,735
2021	3,250
2022	3,267
2023	3,303
Total undiscounted future minimum lease payments	16,470
Less: present value adjustment	(3,245)
Operating lease liabilities	$13,225

Operating lease cost for three months ended March 31, 2019 and 2018 were approximately $1.1 million and $0.4 million, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The interim financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2018 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the U.S. Securities and Exchange Commission on February 28, 2019 (2018 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2018 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biotechnology company developing innovative therapeutics targeting chronic hepatitis B virus (HBV) infection and diseases associated with the microbiome.

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

Final data from our completed Phase 1a (ABI-H0731-102) PK, safety and tolerability study and Phase 1b (ABI-H0731-101b) study showed antiviral activity across all patient cohorts. In the 300 mg dose cohort, the mean maximal declines from baseline were reported as ≥2.8* log10 IU/mL after 28 days, with ≥2.9 and 2.5* log10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). Mean RNA reductions observed in the 300 mg dose cohort were 2.3 log10 IU/mL over 28 days. The observed reductions in viral RNA levels are a distinguishing feature of this class of inhibitors compared to standard of care Nuc therapy.

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

In July 2018, we commenced two Phase 2a combination studies for ABI-H0731 at sites in the United States, Canada, Hong Kong, New Zealand and the United Kingdom. The first Phase 2a trial, ABI-H0731-201 (Study 201), enrolled HBV patients whose viral load had already been suppressed on a standard of care Nuc therapy. Seventy-three patients were randomized 3:2 to receive either 300 mg of ABI-H0731 daily or placebo in addition to their continued Nuc therapy for six months. Study 201 compares the safety and tolerability of combination therapy with ABI-H0731, as well as evaluates declines in HBV S antigen (HBsAg), HBV E antigen (HBeAg) and HBV and RNA levels, to those seen in patients on Nuc monotherapy.

The second Phase 2a trial, ABI-H0731-202 (Study 202), enrolled 25 HBeAg positive HBV patients who are naïve to Nuc treatment and randomized 1:1 to receive either 300 mg of ABI-H0731 daily or placebo in combination with standard of care entecavir (0.5 mg) for six months. Study 202 assesses the relative antiviral potency of combination therapy compared with entecavir alone. Endpoints include the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg) and HBV RNA levels, and the safety and tolerability of ABI-H0731.

We presented interim safety and efficacy data from Studies 201 and 202 during a late-breaker oral session at The International Liver Congress™ (ILC), the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2019. The late-breaker abstract was also selected for inclusion in the “Best of ILC” presentation. The initial safety data suggests that ABI-H0731 in combination with Nuc therapy was well tolerated. Adverse events (AEs) were mild, infrequent, and evaluated as generally unrelated to treatment. There were no treatment related discontinuations, no serious adverse events and no clinical AEs greater than Grade 2 observed. Lab abnormalities were mostly Grade 1, transient, and not thought to be related to drug. Final six-month data from both studies is expected in the fourth quarter of 2019. The initial efficacy data suggests that combination therapy exhibits rapid and enhanced antiviral benefit in suppressing HBV DNA and RNA levels, with the latter not observed with Nuc treatment alone. In treatment naïve patients enrolled in Study 202, accelerated and significant declines in HBV DNA were observed starting as early as Week 2 of treatment. Reduction in residual viral DNA levels that persist on extended Nuc therapy, were only observed with combination therapy. We believe that complete suppression of viral replication will likely be required to cure HBV and that the initial efficacy data supports the use of core inhibitors in HBV treatment regimens. If complete suppression of viral replication can be sustainably achieved, it is anticipated that this may lead to higher rates of “cure” defined as a sustained antiviral suppression of treatment (potentially with loss or diminution of viral antigens).

* Excludes one subject found to have resistance at baseline.

All subjects who complete treatment in Studies 201 or 202 have the option to roll over into a long-term open label study of ABI-H0731 (Study 211) and receive the combination of ABI-H0731 with ongoing standard of care Nuc therapy. Subjects on the 211 Study will be treated for up to an additional year from the time of completion of their participation in Studies 201 or 202, as applicable.  Subjects in Study 211 who achieve a complete response, defined as HBsAg <100 IU, loss of HBeAg and viral load below limits of detection, will have the opportunity to stop all treatment (ABI-H0731 and standard of care Nuc therapy) and be monitored for six months off therapy to assess whether combination therapy improves the rate of sustained viral responses.

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

We presented final data from the Phase 1a portion of the Phase 1a/1b dose-ranging clinical study at EASL in April 2019. The Phase 1a study assessed safety, tolerability and PK in 48 healthy volunteers. ABI-H2158 was well tolerated following single and multiple ascending doses. There were no dose dependent treatment-emergent adverse events, and no pattern of clinical safety or laboratory abnormalities observed within or across any cohorts. Once daily administration is projected to result in trough liver concentrations in excess of the in vitro EC50 of 334 nM at which cccDNA establishment is inhibited. We initiated the Phase 1b dose-ranging portion of this study in April 2019 to assess the safety, PK and antiviral activity of ABI-H2158 in patients with chronic HBV infection. Data from this study is expected by the first quarter of 2020.

ABI-H3733

ABI-H3733 is our third clinical product candidate for the treatment of HBV and is currently undergoing IND-enabling studies. ABI-H3733 exhibits a novel chemical scaffold separate from ABI-H0731 and ABI-H2158. We presented a preclinical profile of this candidate at EASL in April 2019. In preclinical studies, ABI-H3733 demonstrated potent inhibitory activity against multiple steps in the HBV infection cycle, particularly those relating to cccDNA generation. ABI-H3733 possesses promising physical properties, low drug-drug interaction potential and a favorable PK profile in multiple species. Mechanism of action studies suggest enhanced potency in blocking encapsidation of pgRNA and disruption of pre-formed capsids, leading to premature disassembly during trafficking of rcDNA containing capsids to the nucleus during infection. ABI-H3733 inhibited cccDNA formation with an EC50 of 125 nM. ABI-H3733’s enhanced potency and favorable preclinical profile support advancement into Phase 1a studies, which we expect to initiate in the first quarter of 2020.

Other Product Candidates

We plan to conduct additional research and development to identify additional product candidates for our HBV-cure program.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a disease-targeted strain isolation, identification, characterization and selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. In connection with our Microbiome program, we filed an Investigational New Drug (IND) application in December 2018 for ABI-M201 (Ulcerative Colitis). In February 2019, we initiated a Phase 1b human clinical study for ABI-M201 in patients with mildly to moderately active ulcerative colitis to evaluate safety, efficacy and exploratory endpoints. Using our microbiome platform capabilities, we are exploring additional product candidates for other disease indications, including Crohn’s disease, irritable bowel syndrome, non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we will pursue with Allergan Pharmaceuticals International Limited (Allergan) to the extent covered by the Collaboration Agreement discussed below or pursue either internally or in collaboration with other partners to the extent outside the scope of the Collaboration Agreement.

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

Operations

We currently have corporate and administrative offices in Carmel, Indiana, administrative offices and research laboratory space in South San Francisco, California and research, development and small-scale manufacturing activities in Groton, Connecticut. We also currently have an administrative office and research laboratory space in Shanghai, China and a regulatory office in Beijing, China.

Since our inception, we have had no revenue from product sales and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing initial manufacturing capabilities for certain of our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of March 31, 2019, we had an accumulated deficit of approximately $367.3 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

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

Our critical accounting policies and significant estimates are detailed in our 2018 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2018 Annual Report, except for those accounting subjects discussed in the section of Note 2 to the unaudited condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

Collaboration Revenue

For the three months ended March 31, 2019 and 2018, collaboration revenue was approximately $3.9 million and $3.6 million, respectively, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement. This decrease is the result of decreased activities under the Collaboration Agreement and related reimbursements received from Allergan.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $20.0 million for the three months ended March 31, 2019, an increase of approximately $8.0 million from approximately $12.0 million for the same period in 2018. The increase was primarily due to an increase of approximately $1.6 million in research expenses for our Microbiome program and an increase of approximately $6.4 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $2.7 million for the three months ended March 31, 2019, an increase of approximately $0.2 million from approximately $2.5 million for the same period in 2018.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services and accounting services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $5.7 million for the three months ended March 31, 2019, an increase of approximately $1.6 million from approximately $4.1 million for the same period in 2018. The increase was primarily due to an increase of approximately $0.8 million of professional fees, $0.4 million of employee related expenses, and $0.4 of rent expenses

Stock-based compensation expense was approximately $3.8 million for the three months ended March 31, 2019, an increase of approximately $2.2 million from approximately $1.6 million for the same period in 2018.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2019 principally through equity financing, raising an aggregate of approximately $412.8 million in net proceeds, and a strategic collaboration raising an aggregate of $50 million through an upfront payment.

Cash Flows for the Three Months Ended March 31, 2019 and 2018

Net Cash from Operating Activities

Net cash used in operating activities was approximately $23.9 million for the three months ended March 31, 2019. This was primarily due to a $27.1 million net loss, $0.6 million of accretion of discount of marketable securities and a decrease of $3.9 million of operating assets and liabilities and offset by a $6.6 million non-cash expense recorded for the stock-based compensation, $0.8 million of amortization of operating lease right-of-use assets and $0.1 million of depreciation and amortization expense.

Net cash used in operating activities was approximately $15.5 million for the three months ended March 31, 2018. This was primarily due to a $16.2 million net loss and a decrease of $3.5 million of operating assets and liabilities and offset by a $4.1 million non-cash expense recorded for the stock-based compensation and $0.2 million of depreciation and amortization expense.

Net Cash from Investing Activities

Net cash provided by investing activities from continuing operations for the three months ended March 31, 2019 was $11.4 million due to the purchase of approximately $49.0 million of marketable securities and $1.5 million of fixed assets, which were offset by a $61.5 million redemption of marketable securities and $0.5 million of sale of marketable securities.

Net cash used in investing activities from continuing operations for the three months ended March 31, 2018 was $1.1 million due to the purchase of approximately $13.0 million of marketable securities and $40,000 of fixed assets and offset by a $12.0 million redemption of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2019 was $0.1 million resulting from the exercise of stock options to purchase 21,000 shares of common stock.

Net cash provided by financing activities from continuing operations for the three months ended March 31, 2018 was $1.5 million resulting from the exercise of stock options to purchase 248,762 shares of common stock.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our 2018 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2018 Annual Report.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of March 31, 2019 and December 31, 2018, the combined company had an accumulated deficit of approximately $367.3 million and $341.8 million, respectively, and net losses of approximately $90.8 million, $42.8 million, and $44.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical study activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues from the sale of products and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with core inhibitors. The development of our core inhibitor technology is in early stages, and the commercial feasibility and acceptance of our core inhibitor technology is unknown. More specifically, the theory that treatment with core inhibitors may result in more rapid loss of covalently closed circular DNA (cccDNA) compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of active cccDNA (serum viral antigen levels in HBV patients) will be meaningfully altered in patients on treatment with core inhibitors. Additionally, even if core inhibitor technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

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

A fast track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

We may seek fast track designation for some of our product candidates. If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA fast track designation. Fast track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In 2018, the FDA granted Fast Track designation to ABI-H0731 for the treatment of patients with chronic HBV infection. Even though we received fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast track designation does not assure ultimate approval by the FDA. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our product development program.

A breakthrough therapy designation by the FDA for our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a breakthrough therapy designation for our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe one of our product candidates meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a breakthrough therapy designation for a product candidate may not result in a faster development process, review or approval compared to conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if one or more of our product candidates qualify as breakthrough therapies, the FDA may later decide that the products no longer meet the conditions for qualification and rescind the designation.

We will need additional financing to complete the development of any product candidate and fund our activities in the future.

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV product candidates and our microbiome platform as well as initiate development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change or if clinical study timelines are accelerated. If that happens, we may need additional financing to continue the development of our HBV and Microbiome product candidates, which we might seek and receive from the public financial markets, third-party commercial partners, private placements, debt financings and/or other sources. There is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such events or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

Companies with microbiome products or core inhibitor products may produce negative clinical data which will adversely affect public perception of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

Negative data from clinical trials using microbiome-based therapies (e.g., fecal transplant) or core inhibitors could negatively impact the perception of the therapeutic use of our microbiome or HBV-cure product candidates. This could negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of the use of oral live microbial biotherapeutic products (LBPs) and core inhibitor product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of LBPs or core inhibitor product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which greater clinical data may be available. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing microbiome therapies or core inhibitor therapies, even if not ultimately attributable to our product candidates, and the resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our potential product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

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

As of March 31, 2019, we had 103 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently proposed regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Tax Cuts and Jobs Act of 2017 (the Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare & Medicaid Services (CMS), have stated that the ruling will have no immediate effect, and on December 30, 2018, the Texas District Court Judge issued an order staying the judgment pending appeal. It is unclear what effects this decision, subsequent appeals of this decision, and other efforts to repeal and replace the ACA will have.  Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on nonexempt medical devices. Further, the BBA, among other things, amends the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, we and our licensors have filed patent applications intended to cover our products candidates and their methods of use. Although we have an issued patent in the U.S. directed to compositions of matter that includes ABI-H0731, which is expected to expire in 2035, and we have an in-licensed issued U.S. patent related to delivery technology for our Microbiome program, which is expected to expire in 2034, we do not own or have any rights to any issued patents that cover any of our other product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through March 31, 2019, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

As of March 31, 2019, our executive officers and directors owned approximately 6.3% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 41.9% of our outstanding voting common stock. Therefore, these stockholders, if acting together, have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Our ability to use our net operating loss and credit carryforwards to offset future taxable income may be subject to certain limitations.

At December 31, 2018, we had potentially utilizable gross Federal net operating loss carryforwards of approximately $209.2 million, State net operating loss carryforwards of approximately $209.0 million, Federal and California research and development credit carryforwards of approximately $3.6 million and $2.4 million, respectively, all of which expire between 2027 and 2038. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 22, 2019, the Company reported that Uri A. Lopatin, Chief Medical Officer, will transition to a clinical and scientific advisor role effective as of the close of business on May 6, 2019 (the “Separation Date”). On May 6, 2019, Dr. Lopatin and the Company entered into (1) a Separation Agreement and General Release of Claims (the “Separation Agreement”), and (2) a Consulting Agreement (the “Consulting Agreement”). The Separation Agreement will be effective on the eighth day following execution if not revoked and the Consulting Agreement will be effective as of May 7, 2019.

Under the terms of the Separation Agreement and consistent with the terms of Dr. Lopatin’s employment agreement, except to the extent modified by the Separation Agreement, upon the Separation Agreement becoming effective, Dr. Lopatin is entitled to receive the following benefits: (1) a lump sum payment equal to twelve months of his final base salary for an aggregate amount of $410,000; (2) immediate vesting of all equity awards that would have vested within six months following the Separation Date; (3) with respect to those stock options granted prior to 2018 that were vested on the Separation Date, the extension of the post-termination exercise period for all such vested stock options until term; (4) with respect to those stock options granted in 2018 that are vested on the Separation Date or vest during the term of the Consulting Agreement, the extension of the post-termination exercise period for all such vested stock options until the later of the first anniversary of the termination date and 90 days following the termination of Dr. Lopatin’s continuous service to the Company, but not later than the expiration date of the options; (5) to the extent unvested as of the effective date of the Consulting Agreement, each of Dr. Lopatin’s outstanding equity awards shall be modified to provide that upon the termination of his continuous service to the Company for any reason other than for Cause within 6 months following the occurrence of a Corporate Transaction (as defined in the applicable stock incentive plan), all unvested equity awards shall immediately vest; and (6) if Dr. Lopatin properly elects COBRA, the Company’s payment of Dr. Lopatin’s COBRA premiums for 18 months following the Separation Date or until Dr. Lopatin becomes eligible to receive benefits under another employer’s health insurance. For purposes of vesting and post-termination exercise period for options, Dr. Lopatin will be deemed to be in “continuous service” while he is performing services under the Consulting Agreement.

Under the Consulting Agreement, Dr. Lopatin will provide consulting services as a clinical and scientific advisor until December 31, 2020 and will serve as interim chief medical officer through July 31, 2019, unless earlier terminated by either party upon 90 days’ written notice or without notice for cause or refusal or inability to perform the services, including by reason of death or disability. As a consultant to the Company, Dr. Lopatin will receive $26,000 per month (prorated for any partial month) through July 31, 2019 and $8,600 per month (prorated for any partial month) for the remainder of the Consulting Agreement’s term. If Dr. Lopatin's consultant service hours in any month exceed that month's anticipated number of consultant service hours by more than 10%, then Dr. Lopatin is entitled to assess additional fees of $220 per service hour or $110 per hour of travel outside of the San Francisco Bay Area.

The descriptions of the Separation Agreement and Consulting Agreement contained herein do not purport to be complete and are qualified in their entirety by reference to the complete text of the Separation Agreement and Consulting Agreement, which will be filed as exhibits to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019.

Item 6. Exhibits

(a) Exhibits.   The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101	Financials in XBRL format.	X

*	The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: May 9, 2019	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: May 9, 2019	By:	/s/ Michael P. Samar
Michael P. Samar
Vice President, Finance and Business Operations
(Principal Accounting Officer)

