Form 10-Q
period 2019-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2019-08-05
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes     ☒       No       ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes     ☒        No       ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	⌧	Accelerated Filer	◻
Non-accelerated Filer	◻	Smaller Reporting Company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ◻

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No   ⌧

As of July 31, 2019, there were 25,711,781 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except for share and per share amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$34,258	$41,471
Marketable securities	139,553	176,609
Accounts receivable from collaboration	2,903	2,430
Prepaid expenses and other current assets	6,746	1,992
Total current assets	183,460	222,502

Property and equipment, net	2,048	557
Operating lease right-of-use assets	12,672	—
Other assets	1,693	3,348
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$241,511	$268,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,414	$3,693
Accrued expenses	7,585	9,679
Deferred revenue - short-term	6,082	5,100
Operating lease liabilities - short-term	2,854	—
Total current liabilities	19,935	18,472

Deferred rent	—	108
Deferred tax liabilities	3,252	3,252
Deferred revenue - long-term	33,582	35,560
Operating lease liabilities - long-term	10,035	—
Total liabilities	66,804	57,392

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2019 and December 31, 2018; 25,646,783 and 25,495,425 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	562,210	552,762
Accumulated other comprehensive loss	(187)	(347)
Accumulated deficit	(387,342)	(341,787)
Total stockholders' equity	174,707	210,653
Total liabilities and stockholders' equity	$241,511	$268,045

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$3,080	$3,218	$6,966	$6,783

Operating expenses:
Research and development	18,700	17,840	41,405	32,381
General and administrative	4,080	12,544	13,597	18,240
Total operating expenses	22,780	30,384	55,002	50,621
Loss from operations	(19,700)	(27,166)	(48,036)	(43,838)

Other income (expenses)
Interest and other income	1,182	453	2,458	899
Other income (expense), net	4	(127)	5	(150)
Total other income	1,186	326	2,463	749
Loss before income taxes	(18,514)	(26,840)	(45,573)	(43,089)

Income tax benefit	11	34	18	34
Net loss	$(18,503)	$(26,806)	$(45,555)	$(43,055)

Other comprehensive (loss) income
Unrealized gain on marketable securities, net of tax	52	87	160	20
Comprehensive loss	$(18,451)	$(26,719)	$(45,395)	$(43,035)

Net loss per share, basic and diluted	$(0.72)	$(1.30)	$(1.77)	$(2.11)

Weighted average common shares outstanding, basic and diluted	25,740,500	20,541,549	25,690,617	20,387,532

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities
Net loss	$(45,555)	$(43,055)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	260	312
Stock-based compensation	8,645	15,672
Net accretion and amortization of investments in marketable securities	(1,141)	—
Non-cash rent expense	2,208	—
Deferred income tax benefit	(18)	(34)
Loss on disposal of fixed assets	102	—
Other	(5)	150
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(473)	148
Prepaid expenses and other current assets	(5,068)	(1,834)
Other assets	1,655	—
Accounts payable	(279)	415
Accrued expenses	(2,180)	(1,059)
Deferred revenue	(996)	(2,195)
Deferred rent	—	(67)
Operating lease liabilities	(2,099)	—
Net cash used in operating activities	(44,944)	(31,547)

Cash flows from investing activities
Purchases of property and equipment	(1,539)	(92)
Purchases of marketable securities	(93,667)	(32,167)
Proceeds from maturities of marketable securities	131,591	32,621
Proceeds from sale of marketable securities	500	—
Net cash provided by investing activities	36,885	362

Cash flows from financing activities
Net proceeds from issuance of common stock through equity plans	846	3,344
Net cash provided by financing activities	846	3,344

Net decrease in cash and cash equivalents	(7,213)	(27,841)
Cash and cash equivalents at the beginning of the period	41,471	82,033
Cash and cash equivalents at the end of the period	$34,258	$54,192

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands except share amounts)

(Unaudited)

Three Months Ended June 30, 2019
				Accumulated
			Additional Paid-	Other		Total
	Common Stock		in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2019	25,549,757	$26	$559,453	$(239)	$(368,839)	$190,401
Issuance of common stock upon exercise of stock options	29,875	—	191	—	—	191
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	36,804	—	515	—	—	515
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	30,347	—	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	52	—	52
Stock-based compensation	—	—	2,051	—	—	2,051
Net loss	—	—	—	—	(18,503)	(18,503)
Balance as of June 30, 2019	25,646,783	$26	$562,210	$(187)	$(387,342)	$174,707

Three Months Ended June 30, 2018
				Accumulated
			Additional Paid-	Other		Total
	Common Stock		in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of March 31, 2018	20,386,736	$20	$370,105	$(459)	$(267,285)	$102,381
Issuance of common stock upon exercise of stock options	227,762	1	1,849	—	—	1,850
Unrealized gain on marketable securities, net of tax	—	—	—	87	—	87
Stock-based compensation	—	—	11,589	—	—	11,589
Net loss	—	—	—	—	(26,806)	(26,806)
Balance as of June 30, 2018	20,614,498	$21	$383,543	$(372)	$(294,091)	$89,101

Six Months Ended June 30, 2019
				Accumulated
			Additional Paid-	Other		Total
	Common Stock		in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2018	25,495,425	$25	$552,762	$(347)	$(341,787)	$210,653
Issuance of common stock upon exercise of stock options	50,875	—	331	—	—	331
Issuance of common stock under ESPP	36,804	—	515	—	—	515
Issuance of shares of common stock for settlement of RSUs	63,679	1	(1)	—	—	—
Reclassification of stock-based awards from equity to accrued expenses	—	—	(4)	—	—	(4)
Unrealized gain on marketable securities, net of tax	—	—	—	160	—	160
Stock-based compensation	—	—	8,607	—	—	8,607
Net loss	—	—	—	—	(45,555)	(45,555)
Balance as of June 30, 2019	25,646,783	$26	$562,210	$(187)	$(387,342)	$174,707

Six Months Ended June 30, 2018
				Accumulated
			Additional Paid-	Other		Total
	Common Stock		in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2017	20,137,974	$20	$364,528	$(392)	$(251,036)	$113,120
Issuance of common stock upon exercise of stock options	476,524	1	3,343	—	—	3,344
Unrealized gain on marketable securities, net of tax	—	—	—	20	—	20
Stock-based compensation	—	—	15,672	—	—	15,672
Net loss	—	—	—	—	(43,055)	(43,055)
Balance as of June 30, 2018	20,614,498	$21	$383,543	$(372)	$(294,091)	$89,101

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company developing innovative therapeutics targeting chronic hepatitis B virus (HBV) and diseases associated with the microbiome. The Company operates in one segment and is headquartered in Carmel, Indiana with operations in South San Francisco, California and Groton, Connecticut.

The Company’s HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with HBV. Assembly has discovered several novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a strain isolation, identification, characterization and function-based selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system, GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform capabilities, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease and irritable bowel syndrome (IBS) with Allergan Pharmaceuticals International Limited (Allergan) in connection with the Research, Development, Collaboration and License Agreement (the Collaboration Agreement), as well as non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications the Company will pursue either internally or in collaboration with other parties.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2018, which is contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2019. The results for the three and six months ended June 30, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include revenue recognition, clinical trial accruals, recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable and recognized as revenue under the Collaboration Agreement, measurement of operating lease liabilities, and the fair value of stock options, stock appreciation rights, and restricted stock units (RSUs) granted to employees, directors and consultants.

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

Stock-Based Compensation

The Company expenses stock-based compensation to employees and Board members over the requisite service period based on the estimated grant-date fair value of the awards. Stock-based awards with graded-vesting schedules are recognized using the accelerated attribution method over the requisite service period for each separately vesting portion of the award.

Prior to the adoption of Accounting Standards Update (ASU) 2018-07 (ASU 2018-07) on January 1, 2019, the Company remeasured the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. Changes in the estimated fair value of these non-employee awards were recognized as compensation expense in the period of change. Subsequent to the adoption of ASU 2018-07, the Company recognizes non-employee compensation costs over the requisite service period based on a measurement of fair value for each stock award.

The Company estimates the fair value of stock option grants using the Black-Scholes option pricing model and the assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. Forfeitures are recognized when incurred.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The fair value of restricted stock units is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. The fair value of restricted stock units with performance conditions deemed probable of being achieved and vesting are amortized to expense over the requisite service period using the accelerated attribution method of expense recognition.

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

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in our condensed consolidated balance sheet at June 30, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

Net Loss per Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Since the Company has only incurred losses, basic and diluted net loss per share is the same. Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share are as follows:

	Six Months Ended June 30,
	2019	2018
Warrants to purchase common stock	15,296	15,296
Options to purchase common stock	5,203,935	4,740,674
Common stock subject to purchase under ESPP	5,976	—
Unvested RSUs	489,857	350,059
Total	5,715,064	5,106,029

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Numerator:
Net loss (in thousands)	$(18,503)	$(26,806)	$(45,555)	$(43,055)
Denominator:
Weighted average common shares outstanding for diluted net loss per share	25,740,500	20,541,549	25,690,617	20,387,532
Net loss per share:
Basic	$(0.72)	$(1.30)	$(1.77)	$(2.11)
Diluted	$(0.72)	$(1.30)	$(1.77)	$(2.11)

Adoption of Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases (ASU 2016-02). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. In January, July and December 2018 and March 2019, the FASB issued additional amendments to the new lease guidance related to transition and clarification.

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company did not elect the use-of-hindsight practical expedient, which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date, and the Company did not elect the practical expedient pertaining to land easements as this is not applicable to the Company’s current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from nonlease components for all existing lease classes. The Company also elected a policy of not recording leases on its condensed consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of right of use (ROU) assets and lease liabilities of $13.8 million and $14.0 million, respectively, and the derecognition of the deferred rent balance of $0.1 million as of January 1, 2019. The adoption of the standard had no impact on the Company’s condensed consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its condensed consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

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

On January 1, 2019, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The Company’s adoption of this standard did not have a material impact on its condensed consolidated financial statements.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018 and impact the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement to present a statement of stockholders’ equity for interim periods. As a result of adopting this guidance, the Company is presenting comparative interim statements of stockholders’ equity in this Form 10-Q for the quarters ended June 30, 2019 and 2018. Additionally, the guidance also simplified certain non-material disclosures in its SEC filings.

Recent Accounting Pronouncements

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606 and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in Topic 808 retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its condensed consolidated financial statements and related disclosures.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its condensed consolidated financial statements and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments, which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In April 2019, the FASB issued ASU 2014-04, Codification Improvements to Topic 326 Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies certain aspects of the accounting for credit losses, hedging activities and financial instruments. In May 2019, the FASB issued ASU 2019-05, Financial Instruments - Credit Losses (Topic 326): Targeted Transition Relief, which provides transition relief for entities adopting the Board’s credit losses standard. Specifically, ASU 2019-05 amends ASU 2016-13 to allow companies to irrevocably elect, upon adoption of ASU 2016-13, the fair value option for financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of the credit losses guidance in Accounting Standards Codification (ASC) 326-20, (3) are eligible for the fair value option under ASC 825-10, and (4) are not held-to-maturity debt securities. The new standard will be effective on January 1, 2020. Early adoption is available. The Company is currently evaluating the effect that the updated standard will have on its condensed consolidated financial statements and related disclosures.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments in marketable securities consisted of the following:

	June 30, 2019
		Gross Unrealized	Gross Unrealized
($ in thousands)	Amortized Cost	Gain (1)	Loss (1)	Fair Value
Short-term available-for-sale debt securities
U.S. and foreign corporate debt securities	$43,279	$52	$—	$43,331
Asset-backed securities	38,082	27	—	38,109
U.S. treasury securities	20,948	18	—	20,966
U.S. and foreign commercial paper	37,147	—	—	37,147
Total	$139,456	$97	$—	$139,553
(1)	Gross unrealized gain (loss) is pre-tax.

	December 31, 2018
		Gross Unrealized	Gross Unrealized
($ in thousands)	Amortized Cost	Gain (1)	Loss (1)	Fair Value
Short-term available-for-sale debt securities
U.S. and foreign corporate debt securities	$73,251	$—	$(92)	$73,159
Asset-backed securities	28,450	—	(31)	28,419
U.S. treasury securities	19,898	—	(3)	19,895
U.S. and foreign commercial paper	55,136	—	—	55,136
Total	$176,735	$—	$(126)	$176,609
(1)	Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of June 30, 2019 is less than one year. There were no long-term marketable securities held by the Company as of June 30, 2019.

Realized gains and losses for the three and six months ended June 30, 2019 and 2018 were not significant.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis:

	June 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$30,082	$—	$—	$30,082
Total cash equivalents	30,082	—	—	30,082

Short-term investments
U.S. and foreign corporate debt securities	—	43,331	—	43,331
Asset-backed securities	—	38,109	—	38,109
U.S. treasury securities	—	20,966	—	20,966
U.S. and foreign commercial paper	—	37,147	—	37,147
Total short-term investments	—	139,553	—	139,553
Total assets measured at fair value	$30,082	$139,553	$—	$169,635

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents:
Money market funds	$39,345	$—	$—	$39,345
Total cash equivalents	39,345	—	—	39,345
Short-term investments:
U.S. and foreign corporate debt securities	—	73,159	—	73,159
Asset-backed securities	—	28,419	—	28,419
U.S. treasury securities	—	19,895	—	19,895
U.S. and foreign commercial paper	—	55,136	—	55,136
Total short-term investments	—	176,609	—	176,609
Total assets measured at fair value	$39,345	$176,609	$—	$215,954

The Company estimates the fair value of its U.S. and foreign corporate debt securities, asset-backed securities, U.S. treasury securities  and U.S. and foreign commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads, benchmark securities, prepayment/default projections based on historical data, and other observable inputs.

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 - Property and Equipment, net

Property and equipment consist of the following:

		June 30,	December 31,
($ in thousands)	Useful life (Years)	2019	2018
Computer hardware and software	3	$—	$194
Lab equipment	3 to 5	215	407
Office equipment	7	705	70
Leasehold improvement	1 to 5	2,091	790
Total property and equipment		3,011	1,461
Less: Accumulated depreciation and amortization		(963)	(1,057)
Construction in progress	N/A	—	153
Property and equipment, net		$2,048	$557

Depreciation expense was approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively and approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively and was recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	June 30,	December 31,
($ in thousands)	2019	2018
Accrued expenses:
Accrued compensation	$2,786	$5,011
Accrued clinical trial expenses	3,809	3,561
Accrued professional fees and other	990	1,107
Total accrued expenses	$7,585	$9,679

Note 6 – Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In May 2018, the Company’s stockholders approved the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of its common stock for issuance in connection with equity incentive awards, and in May 2019, the Company’s stockholders approved Amendment No. 1 (the Amendment) to the 2018 Plan to increase the number of shares reserved for issuance thereunder from 1,900,000 shares of common stock to 3,000,000. In May 2018, the Company’s stockholders also approved the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP), pursuant to which eligible employees can purchase an aggregate of up to 400,000 shares of the Company’s common stock at the end of predetermined offering periods at 85% of the lower of the fair market value at the beginning or end of the offering period.

As of June 30, 2019, the Company had awards outstanding under the following shareholder approved plans:

●	2010 Equity Incentive Plan (the 2010 Plan), which has been frozen;
●	the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and
●	the 2018 Plan.

Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of June 30, 2019, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan).

The Company issues new shares of common stock to settle options exercised and upon settlement of vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the six-month period ended June 30, 2019 is as follows:

		Weighted Average	Total Intrinsic
		Exercise Price	Value (in
	Number of Shares	Per Share	thousands)
Outstanding as of December 31, 2018	4,637,145	$17.21	$48,179
Granted	826,350	18.40	—
Exercised	(50,875)	6.51	655
Forfeited	(208,685)	45.81	117
Outstanding as of June 30, 2019	5,203,935	$16.36	$19,511
Options vested and exercisable	3,482,129	$12.58	$18,398

Restricted Stock Units (RSU)

A summary of the Company’s RSUs and related information for the six-month period ended June 30, 2019 is as follows:

			Weighted
			average
	Number of RSUs		grant price
Outstanding as of December 31, 2018	568,005		$37.18
Granted	235,928		19.34
Vested and settled	(63,920)		46.03
Forfeited	(121,822)		24.14
Outstanding as of June 30, 2019	618,191	(1)	$32.03
(1)	Includes 128,334 RSUs that have vested but are subject to deferred settlement.

As of June 30, 2019, RSUs outstanding include 45,000 RSUs granted in December 2017 with performance-based conditions to an executive of the Company. The 45,000 RSUs with a grant date fair value of $1.9 million vest upon the performance conditions not yet deemed probable and accordingly, no compensation expense has been recognized as of June 30, 2019 for these awards. In the second quarter of 2019, 100,000 RSU’s granted to a former officer were forfeited due to his departure. The RSU’s had a grant date fair value of $2.4 million and were vesting over time but would have accelerated upon the achievement of certain performance conditions. The Company reversed the previously recognized expense of $0.4 million related to these forfeited awards upon the departure of the former officer.

As of June 30, 2019, the Company had unrecognized stock-based compensation expense related to all unvested RSUs of $9.7 million, which is expected to be recognized over the remaining weighted average amortization period of 1.8 years.

In May 2019 employees purchased 36,804 shares of common stock under the 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Exercise price	$15.22 - $57.33	$41.36 - $46.75	$15.22 - $57.33	$41.36 - $57.53
Expected volatility	66.2% - 83.0%	75.7% - 85.5%	66.2% - 83.2%	76.7% - 86.1%
Risk-free rate	2.17% - 2.47%	2.56% - 2.93%	2.17% - 2.65%	2.56% - 2.93%
Expected term (years)	5.0 - 9.0	5.5 - 7.0	5.0 - 9.0	5.5 - 7.0
Dividend yield	0%	0%	0%	0%

The fair value of RSUs granted is determined based on the price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended June 30,			Six Months Ended June 30,
($ in thousands)	2019		2018	2019	2018
Research and development	$3,116		$3,689	$5,845	$6,214
General and administrative	(1,048)	(1)	7,900	2,800	9,458
Total stock-based compensation expense	$2,068		$11,589	$8,645	$15,672
(1)	Includes the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of our former officers during the period.

Note 7 - Collaboration Agreement

Allergan

In January 2017, the Company entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the Collaboration Agreement, the Company granted Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for UC, Crohn’s disease, and two compounds for IBS. Allergan and the Company also agreed to collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan. Per the terms of the Collaboration Agreement, Allergan can select backups and additional target indications to add to the licenses granted for additional consideration and also has the ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin. In addition, the Company will participate on a Joint Development Committee (JDC) and Joint Patent Committee (JPC). The Company provided to Allergan standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Allergan may terminate the Collaboration Agreement at any time upon 120 days’ advance written notice to the Company. Unless terminated early, the Collaboration Agreement has a term that ends on the earlier of the (i) the period when POC studies have been completed and no further licensed compounds or licensed products are in development, and (ii) expiration of the last to exist valid claim covering the manufacture, use and sale of the licensed products. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. Upon termination for convenience, the licenses granted by the Company and its know-how all revert to the Company.

The Company concluded that Allergan is a customer and that the Collaboration Agreement is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property, and research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the Collaboration Agreement: (1) transfer of a licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses) and (2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

The Company concluded the Licenses each were considered to be functional as they have significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan is dependent on the Company to execute the Development Services, that it is only uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, the Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations will be performed over the duration of the contract, which began in February 2017 and ends upon completion of the Development Services. We originally estimated the completion of the Development Services to be in 2024. During the second quarter of 2019, the completion of the Development Services was extended to 2025 based on updated estimates of effort associated with our and Allergan’s development plans. This change in estimate did not have a material impact on our revenue recognition. The Company is using a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allergan. In applying the cost-based input method of revenue recognition, the Company measures costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consist primarily of third-party contract costs and internal labor costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

To allocate transaction price among the four performance obligations, the Company estimated their standalone selling price (SSP) using income-based valuation approach for the estimated value a licensor of the compounds would receive

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

considering the stage of the compounds’ development. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the four performance obligations would not have a significant effect on the allocation of consideration received to the four performance obligations.

The transaction price at the inception of the agreement and upon adoption of ASC 606 was limited to $50.0 million upfront payment. Of this amount, the Company allocated $12.5 million to each of the four performance obligations. Research and development cost reimbursement payments are included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2019. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Allergan. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company did not incur any significant incremental costs of obtaining the Allergan contract.

For the six months ended June 30, 2019 and 2018, the Company recognized approximately $7.0 million and $6.8 million, respectively, in revenue associated with the Collaboration Agreement. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $6.1 million and approximately $33.6 million at June 30, 2019 and approximately $5.1 million and approximately $35.6 million at December 31, 2018.

On the unaudited condensed consolidated balance sheets, contract asset balances of approximately $2.9 million and approximately $2.4 million were recorded as accounts receivable from collaboration as of June 30, 2019 and December 31, 2018, respectively.

The following table presents changes in the Company’s contract liabilities ($ in thousands):

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Six Months Ended June 30, 2019
Contract liabilities:
Deferred revenue	$40,660	$—	$(996)	$39,664

	Balance at
	Beginning			Balance at
	of Period	Additions	Deductions	End of Period
Six Months Ended June 30, 2018
Contract liabilities:
Deferred revenue	$45,785	$—	$(2,195)	$43,590

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2019	2018	2019	2018
Collaboration revenue recognized in the period from:
Amounts included in deferred revenue at the beginning of the period	$137	$893	$996	$2,195
Performance obligations satisfied in previous period	$—	$—	$—	$—

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is approximately $0.8 million, with a portion related to the first performance milestone having been paid. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Amounts paid in the six months ended June 30, 2019 and 2018 were insignificant.

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

Two regulatory milestones were determined to have occurred under this agreement, and approximately $0.3  million was accrued and included in accrued expenses as of and during the six months ended June 30, 2019. No amounts were accrued for this agreement as of and for the six months ended June 30, 2018.

Note 9 - Leases

Operating Leases

The Company leases office space for corporate and administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. Prior to moving into the South San Francisco office and laboratory space in February 2019, the Company leased office and laboratory space in San Francisco, California, under a sublease that expired on February 28, 2019. The Company also leases office and laboratory space in Groton, Connecticut under a lease that expires in March 2020. The Company’s China subsidiary leases office space in Shanghai that expires in May 2020 and rents lab space in Shanghai under a lease agreement that expires in December 2019. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2019. Certain lease contracts contain renewal clauses that the Company assesses on a case by case basis. The Company also leases certain laboratory equipment accounted for as operating leases. These equipment leases began to expire in 2017, with the final lease expiring in 2021.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

At June 30, 2019, the Company had operating lease liabilities of $12.9 million and right-of-use assets of $12.7 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$1,117	$2,208
Short-term lease cost	112	433
Variable lease cost	300	599
Total lease cost	$1,529	$3,240

	Three Months Ended	Six Months Ended
($ in thousands)	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,062	$2,099
Right-of-use assets exchanged for new operating lease liabilities	400	400

As of June 30, 2019, the weighted-average remaining lease term for operating leases was approximately 4.2 years and the weighted-average discount rate for operating leases was approximately 9.6%.

As of June 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2019 (from July to December)	$1,999
2020	3,881
2021	3,396
2022	3,267
2023	3,303
Total undiscounted future minimum lease payments	15,846
Less: present value adjustment	(2,957)
Operating lease liabilities	$12,889

Operating lease costs were approximately $1.1 million and $2.2 million, for the three and six months ended June 30, 2019, respectively and $0.7 million and $1.5 million for the three and six months ended June 30, 2018,  respectively.

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

HBV-cure Program

Over 250 million people worldwide are chronically infected with HBV. Our HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

ABI-H0731

The lead product candidate from this program, ABI-H0731, is currently in an ongoing Phase 2a long-term open label combination study (Study 211) and has completed a Phase 1a/1b human clinical study in countries outside the United States. We have also completed an additional Phase 1a (ABI-H0731-102) pharmacokinetic (PK), safety and tolerability study of ABI-H0731 in healthy volunteers in the United States. In 2018, the U.S. Food and Drug Administration (FDA) granted Fast Track designation to ABI-H0731 for the treatment of patients with chronic HBV infection.

In July 2018 we commenced two Phase 2a combination studies for ABI-H0731, ABI-H0731-201 (Study 201) and ABI-H0731-202 (Study 202) at sites in the United States, Canada, Hong Kong, New Zealand and the United Kingdom. All subjects who completed treatment in Study 201 or Study 202 had the option to roll over into Study 211 and receive the combination of ABI-H0731 with ongoing standard of care Nuc therapy. We expect that subjects in Study 211 will be treated for up to an additional year from the time of completion of their participation in either Study 201 or Study 202.  Subjects in Study 211 who achieve a complete response, defined as viral DNA and RNA below limits of quantification, will begin a six-month treatment consolidation period and then have the opportunity to stop all treatment (ABI-H0731 and standard of care Nuc therapy) and be monitored for six months off therapy to assess whether combination therapy improves the rate of sustained viral responses. Data from Study 211, including 48-week interim results, is expected in the fourth quarter of 2019

Study 201 enrolled HBV patients whose viral load had already been suppressed on a standard of care Nuc therapy. Seventy-three patients were randomized 3:2 to receive either 300 mg of ABI-H0731 daily or placebo in addition to their continued Nuc therapy for six months. Study 201 compares the safety and tolerability of combination therapy with ABI-H0731, as well as evaluates declines in HBV S antigen (HBsAg), HBV E antigen (HBeAg) and HBV DNA and RNA levels, to those seen in patients on Nuc monotherapy.

Study 202 enrolled 25 HBeAg positive HBV patients who are naïve to Nuc treatment and randomized 1:1 to receive either 300 mg of ABI-H0731 daily or placebo in combination with standard of care entecavir (0.5 mg) for six months. Study 202 assesses the relative antiviral potency of combination therapy compared with entecavir alone. Endpoints include the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg) and HBV RNA levels, and the safety and tolerability of ABI-H0731.

We presented interim safety and efficacy data from both Study 201 and Study 202 during a late-breaker oral session at The International Liver Congress™ (ILC), the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2019. The late-breaker abstract was also selected for inclusion in the “Best of ILC” presentation. The initial safety data suggests that ABI-H0731 in combination with Nuc therapy was well tolerated. Adverse events (AEs) were mild, infrequent, and evaluated as generally unrelated to treatment. There were no treatment-related discontinuations, no serious adverse events and no clinical AEs greater than Grade 2 observed. Lab abnormalities were mostly Grade 1, transient, and not thought to be related to drug. The initial efficacy data suggests that combination therapy exhibits rapid and enhanced antiviral benefit in suppressing HBV DNA and RNA levels, with significant RNA reductions not observed with Nuc treatment alone. In treatment naïve patients enrolled in Study 202, accelerated and significant declines in HBV DNA were observed starting as early as Week 2 of treatment. Reduction in residual viral DNA levels that persist on extended Nuc therapy to undetectable levels (<2-5 IU/mL) were only observed with combination therapy. We believe that complete suppression of viral replication will likely be required to cure HBV and that the initial efficacy data supports the use of core inhibitors in HBV treatment regimens. If complete suppression of viral replication can be sustainably achieved, it is anticipated that this may lead to higher rates of “cure” defined as a sustained antiviral suppression of treatment (potentially with loss or diminution of viral antigens).

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

Across all cohorts in the Phase 1a and Phase 1b studies, ABI-H0731 was generally well-tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. With the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation, there were no other Grade 3 or Grade 4 AEs, and no other drug discontinuations have occurred in these studies.

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

We presented final data from the Phase 1a portion of the Phase 1a/1b dose-ranging clinical study at EASL in April 2019. The Phase 1a study assessed safety, tolerability and PK in 48 healthy volunteers. ABI-H2158 was well tolerated following single and multiple ascending doses. There were no dose dependent treatment-emergent AEs and no pattern of clinical safety or laboratory abnormalities observed within or across any cohorts. Once daily administration is projected to result in trough liver concentrations in excess of the in vitro EC50 of 334 nM at which cccDNA establishment is inhibited. We initiated the Phase 1b dose-ranging portion of this study in April 2019 to assess the safety, PK and antiviral activity of ABI-H2158 in patients with chronic HBV infection. Data from this study is expected by the first quarter of 2020.

*  Excludes one subject found to have pre-existing resistance substitutions at baseline.

ABI-H3733

ABI-H3733 is our third   product candidate for the treatment of HBV and is currently undergoing Investigational New Drug (IND) enabling studies. ABI-H3733 exhibits a novel chemical scaffold separate from ABI-H0731 and ABI-H2158. We presented a preclinical profile of this candidate at EASL in April 2019. In preclinical studies, ABI-H3733 demonstrated potent inhibitory activity against multiple steps in the HBV infection cycle, particularly those relating to cccDNA generation. ABI-H3733 possesses promising physical properties, low drug-drug interaction potential and a favorable PK profile in multiple species. Mechanism of action studies suggest enhanced potency in blocking encapsidation of pgRNA and disruption of pre-formed capsids, leading to premature disassembly during trafficking of rcDNA containing capsids to the nucleus during infection. ABI-H3733 inhibited cccDNA formation with an EC50 of 125 nM. ABI-H3733’s enhanced potency and favorable preclinical profile support advancement into Phase 1a studies, which we expect to initiate in the first quarter of 2020.

Other Product Candidates

We plan to conduct additional research and development to identify additional product candidates for our HBV-cure program.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a strain isolation, identification, characterization and function based selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. In connection with our Microbiome program, we filed an IND application in December 2018 for ABI-M201 (Ulcerative Colitis). In February 2019, we initiated a Phase 1b human clinical study for ABI-M201 in patients with mildly to moderately active ulcerative colitis to evaluate safety, efficacy and exploratory endpoints, and in June 2019, we initiated dosing of the first patient in this clinical study. Using our microbiome platform capabilities, we are also exploring additional product candidates for other disease indications, including Crohn’s disease and irritable bowel syndrome in connection with the Collaboration Agreement (as defined below), as well as non-alcoholic steatohepatitis (NASH) and immuno-oncology, which indications we will pursue either internally or in collaboration with other collaborators.

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

Since our inception, we have had no revenue from product sales and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing small-scale manufacturing capabilities for certain of our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of June 30, 2019, we had an accumulated deficit of approximately $387.3 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2019 and 2018

Collaboration Revenue

For the three months ended June 30, 2019 and 2018, collaboration revenue was approximately $3.1 million and $3.2 million, respectively, which included the recognition of deferred revenue and reimbursements in each case incurred under the Collaboration Agreement. While reimbursement activities have continued to increase year over year, the decrease in revenue as compared to the same period in 2018 is a result of lower deferred revenue being recognized as a result of changes in our estimates of the performance period associated with our Development Activities under the Collaboration Agreement.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $15.6 million for the three months ended June 30, 2019, an increase of approximately $1.4 million from approximately $14.2 million for the same period in 2018. The increase was primarily due to an increase of approximately $1.1 million in research expenses for our Microbiome program and an increase of approximately $0.3 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $3.1 million for the three months ended June 30, 2019, a decrease of approximately $0.6 million from approximately $3.7 million for the same period in 2018.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $5.1 million for the three months ended June 30, 2019, an increase of approximately $0.5 million from approximately $4.6 million for the same period in 2018. The increase was primarily due to an increase of approximately $0.9 million of employee related expenses and $0.2 million of rent expenses for our new office in South San Francisco, partially offset by a decrease of approximately $0.6 million of professional fees.

Stock-based compensation expense was approximately $(1.1) million for the three months ended June 30, 2019, a decrease of approximately $8.9 million from approximately $7.9 million for the same period in 2018. The change was primarily due to a $4.3 million one-time  expense related to the departure and transition to consultant of one of our former officers in the second quarter of 2018 coupled with  the reversal of  previously recognized expense of $3.6 million related to forfeited awards from the departure of one of our former officers during the second quarter of 2019.

Comparison of the Six Months Ended June 30, 2019 and 2018

Collaboration Revenue

For the six months ended June 30, 2019 and 2018, collaboration revenue was approximately $7.0 million and $6.8, respectively, which included the recognition of deferred revenue and reimbursements in each case incurred under the Collaboration Agreement. The increase in revenue as compared to the same period in 2018 is a result of increased reimbursement activities, partially offset by lower deferred revenue being recognized as a result of changes in our estimates of the performance period associated with our Development Activities under the Collaboration Agreement.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $35.6 million for the six months ended June 30, 2019, an increase of approximately $9.4 million from approximately $26.2 million for the same period in 2018. The increase was primarily due to an increase of approximately $7.5 million in research expenses for our Microbiome program due to increased headcount and launching of Phase 1b human clinical study for ABI-M201 and an increase of approximately $1.9 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $5.8 million for the six months ended June 30, 2019, a decrease of approximately $0.4 million from approximately $6.2 million for the same period in 2018.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $10.8 million for the six months ended June 30, 2019, an increase of approximately $2.0 million from approximately $8.8 million for the same period in 2018. The increase was primarily due to an increase of approximately $0.1 million of professional fees, $1.3 million of employee related expenses, and $0.6 million of rent expenses for our new office in South San Francisco.

Stock-based compensation expense was approximately $2.8 million for the six months ended June 30, 2019, a decrease of approximately $6.7 million from approximately $9.5 million for the same period in 2018. The decrease was primarily due to a $4.3 million one-time expense related to the departure and transition to consultant of one of our former officers in 2018 coupled with  the  reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of our former officers  during the period.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2019 principally through equity financing, raising an aggregate of approximately $412.8 million in net proceeds, and a strategic collaboration raising an aggregate of $50.0 million through an upfront payment.

Cash Flows for the Six Months Ended June 30, 2019 and 2018

Net Cash from Operating Activities

Net cash used in operating activities was approximately $44.9 million for the six months ended June 30, 2019. This was primarily due to a $45.6 million net loss, $1.1 million of accretion of discount of marketable securities and a decrease of $9.4 million of operating assets and liabilities and offset by a $8.6 million non-cash expense recorded for the stock-based compensation, $2.2 million of amortization of operating lease right-of-use assets and $0.3 million of depreciation and amortization expense.

Net cash used in operating activities was approximately $31.5 million for the six months ended June 30, 2018. This was primarily due to a $43.1 million net loss and a decrease of $4.6 million of operating assets and liabilities and offset by a $15.7 million non-cash expense recorded for the stock-based compensation, $0.3 million of depreciation and amortization expense and approximately $0.2 million of realized loss from marketable securities.

Net Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2019 was $36.9 million due to $131.6 million redemption of marketable securities and $0.5 million of sale of marketable securities, which were partially offset by the purchase of approximately $93.7 million of marketable securities and $1.5 million of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2018 was approximately $0.4 million primarily due to the redemption of approximately $32.6 million of marketable securities, and offset by a purchase of approximately $32.2 million marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.8 million resulting from the exercise of stock options to purchase 50,875 shares of common stock and the issuance of 36,804 shares of common stock under the Company’s ESPP.

Net cash provided by financing activities for the six months ended June 30, 2018 was approximately $3.3 million resulting from the exercise of stock options to purchase 476,524 shares of common stock.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our future capital requirements will depend on many factors, including:

●	the initiation, scope, progress, timing, results and costs of our ongoing drug discovery, nonclinical development, laboratory testing and clinical studies of our product candidates and any additional clinical studies we may conduct in the future;
●	the extent to which we further acquire or in-license other product candidates and technologies;
●	our ability to manufacture, and to contract with third parties to manufacture, adequate supplies of our product candidates for our clinical studies and any eventual commercialization;
●	the costs, timing and outcome of regulatory review of our product candidates;
●	the costs of preparing, filing and prosecuting patent applications in the United States and abroad, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
●	our ability to establish and maintain collaborations on favorable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All of our product candidates are currently in early clinical development or in varying stages of nonclinical development. It may be years before the larger, pivotal trials necessary to support regulatory approval of our product candidates are initiated, if ever. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

●	developing dosages that will be tolerated, safe and effective;
●	reaching agreement with the FDA or comparable foreign regulatory authorities regarding the scope, design and data necessary to support regulatory approval for the product candidate;
●	demonstrating through clinical studies that the product candidate is safe and effective in patients for the intended indication;
●	determining the appropriate delivery mechanism;
●	demonstrating that the product candidate formulation will be stable for commercially reasonable time periods; and
●	completing the development and scale-up to permit manufacture of our product candidates in quantities sufficient to execute on our clinical development plans and, eventually, in commercial quantities and at acceptable prices.

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

Before we or any commercial partners can obtain FDA approval (or other foreign approvals) necessary to sell any of our product candidates, we must show through nonclinical studies and human testing in clinical studies that each potential product is safe and effective in humans. To meet these requirements, we must conduct extensive nonclinical testing and sufficient adequate and well-controlled clinical studies. Conducting clinical studies is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting nonclinical studies or clinical studies might cause us to incur additional operating expenses. The commencement and rate of completion of clinical studies might be delayed by many factors, including, for example:

●	delays in reaching agreement with regulatory authorities on trial design;
●	delays in reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical study sites;
●	failure to demonstrate efficacy during clinical studies;
●	the emergence of unforeseen safety issues;
●	inability to manufacture sufficient quantities of qualified materials under cGMP for use in clinical studies;
●	slower than expected rates of patient recruitment;
●	failure to recruit a sufficient number of eligible patients, which may be due to a number of reasons, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, and other potential drug candidates being studied;
●	delays in having patients complete participation in a trial or return for post-treatment follow-up;
●	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;
●	clinical sites dropping out of a trial to the detriment of enrollment;
●	modification of clinical study protocols;
●	delays by our contract manufacturers to produce and deliver sufficient supply of clinical study materials;
●	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
●	changes in regulatory requirements for clinical studies;
●	delays, suspension, or termination of clinical studies by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and
●	government, institutional review board, ethics committee, or other regulatory delays or clinical holds requiring suspension or termination of the trials.

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

The failure of nonclinical studies and clinical studies to demonstrate safety and effectiveness of a product candidate for the desired indications could harm the development of that product candidate or other product candidates. This failure could cause us to abandon a product candidate and could delay development of other product candidates. Any delay in, or termination of, our nonclinical studies or clinical studies would delay the filing of our NDAs or BLAs with the FDA and, ultimately, our ability to commercialize our product candidates and generate product revenues. Any change in, or termination of, our clinical studies could materially harm our business, financial condition, and results of operations.

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

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may withdraw approvals of such product and require us to take them off the market;
●	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
●	regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a Risk Evaluation Mitigation Strategies (REMS) plan to ensure that the benefits of the product outweigh its risks;
●	we may be required to change the way a product is administered, conduct additional clinical studies or change the labeling of a product;
●	we may be subject to limitations on how we may promote the product;
●	sales of the product may decrease significantly;
●	we may be subject to litigation or product liability claims; and
●	our reputation may suffer.

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

We merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of June 30, 2019 and December 31, 2018, the combined company had an accumulated deficit of approximately $387.3 million and $341.8 million, respectively, and net losses of approximately $90.8 million, $42.8 million, and $44.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical study activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues from the sale of products and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV-cure or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

●	advance ABI-H0731 and ABI-H2158, our first and second HBV product candidate, respectively, through clinical development and conduct nonclinical studies and clinical studies with H3733, our third HBV product candidate;
●	advance ABI-M201 (Ulcerative Colitis), our first candidate from our Microbiome program, through clinical development;
●	continue to undertake research and development to identify potential additional product candidates in both our HBV-cure and Microbiome programs;
●	seek regulatory approvals for our product candidates; and
●	pursue our intellectual property strategy.

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

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue from the sale of products and achieve profitability will depend on, among other things:

●	successful completion of research, nonclinical studies and clinical studies for our product candidates;

●	obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
●	maintaining patent protection for our products, methods, processes and technologies and/or obtaining regulatory exclusivity;
●	establishing manufacturing, sales, and marketing arrangements internally and/or with third parties for any approved products; and
●	raising sufficient funds to finance our activities, if and when needed.

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

We are an early stage company and have not demonstrated our ability to perform the functions necessary for the successful commercialization of any product candidates. The successful commercialization of any product candidates will require us to perform a variety of functions, including:

●	continuing to undertake research and development and nonclinical studies and clinical studies;
●	participating in regulatory approval processes;
●	formulating and manufacturing products; and
●	conducting sales, marketing and distribution activities.

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

Our development of our product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products and products based on new technologies, including:

●	delays in product development, nonclinical and clinical testing;
●	unplanned expenditures in product development, nonclinical and clinical testing;
●	failure of a product candidate to demonstrate acceptable safety and efficacy;
●	failure to receive regulatory approvals;
●	emergence of superior or equivalent products;
●	inability to manufacture and sell on our own, or through others, product candidates on a commercial scale or at a financially viable cost; and

●	failure to achieve market acceptance.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with core inhibitors. The development of our core inhibitor technology is in early stages, and the commercial feasibility and acceptance of our core inhibitor technology is unknown. More specifically, the theory that treatment with core inhibitors may result in more rapid loss of covalently closed circular DNA (cccDNA) compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of active cccDNA (such as serum surface antigen in HBV patients) will be meaningfully altered in patients on treatment with core inhibitors. Additionally, even if core inhibitor technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

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

In January 2017, we entered into the Collaboration Agreement for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors. In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon 120 days’ advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

We are exposed to the following risks with respect to the manufacture of our product candidates:

●	If we are unable to establish our own manufacturing capabilities, we will need to identify manufacturers for commercial supply on acceptable terms, which we may not be able to do because the number of potential manufacturers is limited, and the FDA must approve any new or replacement contractor. This approval would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.
●	We or any third-party manufacturers with whom we contract might be unable to formulate and manufacture our product candidates in the volume and of the quality required to meet our clinical and, if approved, commercial needs in a timely manner.
●	Any third-party manufacturers with whom we contract might not perform as agreed or might not remain in the contract manufacturing business for the time required to supply our clinical studies or to produce, store and successfully distribute our products.
●	One or more of any third-party manufacturers with whom we contract could be foreign, which increases the risk of shipping delays and adds the risk of import restrictions.

●	Drug manufacturers are subject to ongoing periodic unannounced inspection by the FDA and corresponding state agencies to ensure strict compliance with cGMP and other government regulations and corresponding foreign requirements. Any internal manufacturing facilities we establish may fail to comply, and we would not have complete control over any third-party manufacturers’ compliance, with these regulations and requirements.
●	We may be required to obtain additional intellectual property rights from third parties in order to manufacture our product candidates, and if any third-party manufacturer makes improvements in the manufacturing process for our product candidates, we might not own, or might have to share, the intellectual property rights to the innovation with our licensors.
●	We may be required to share our trade secrets and know-how with third parties, thereby risking the misappropriation or disclosure of our intellectual property by or to third parties.
●	If we contract with third-party manufacturers, we might compete with other companies for access to these manufacturers’ facilities and might be subject to manufacturing delays if the manufacturers give other clients higher priority than us.

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

We might compete against fully integrated pharmaceutical or biotechnology companies and smaller companies that are collaborating with larger pharmaceutical companies, academic institutions, government agencies and other public and private research organizations. Many of these competitors, either alone or together with their collaborative partners, operate larger research and development programs or have substantially greater financial resources than we do, as well as significantly greater experience in:

●	developing drugs;
●	undertaking nonclinical testing and human clinical studies;
●	obtaining FDA and other regulatory approvals of drugs;
●	formulating and manufacturing drugs; and
●	launching, marketing and selling drugs.

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

The commercial success of our products, if approved for marketing, will depend in part on the medical community, patients and third-party payors accepting our product candidates as effective and safe. If these products do not achieve an adequate level of acceptance, we may not generate significant product revenue and may not become profitable. The degree of market acceptance of our products, if approved for marketing, will depend on a number of factors, including:

●	the actual or perceived safety and efficacy of the products, and advantages over alternative treatments;
●	the pricing and cost-effectiveness of our products relative to competing products or therapies, including generic drugs or biosimilars, if available;
●	the labeling of any approved product;
●	the prevalence and severity of any side effects, including any limitations or warnings contained in a product’s approved labeling;
●	the emergence, and timing of market introduction, of competitive products;
●	the effectiveness of marketing and distribution efforts by us and our licensees and distributors, if any; and
●	the availability of third-party insurance coverage or governmental reimbursement.

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

If we are unable to hire and retain additional qualified personnel, our ability to grow our business might be harmed.

As of June 30, 2019, we had 107 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

●	assimilating the purchased technologies, products or business operations;
●	maintaining uniform standards, procedures, controls and policies;
●	unanticipated costs associated with the acquisition or investment;
●	diversion of our management’s attention from our preexisting business;
●	maintaining or obtaining the necessary regulatory approvals or complying with regulatory requirements; and
●	adverse effects on existing business operations.

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

The approval process might also be delayed by changes in government regulation, future legislation or administrative action or changes in FDA policy that occur prior to or during our regulatory review. Delays in obtaining regulatory approvals might:

●	delay commercialization of, and our ability to derive product revenues from, our product candidates;
●	impose costly procedures on us; and
●	diminish any competitive advantages that we might otherwise enjoy.

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

Among the provisions of the ACA of importance to our potential drug candidates are the following:

●	an annual, nondeductible fee on any entity that manufactures or imports specified branded prescription drugs and biologics;
●	an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program;
●	expansion of healthcare fraud and abuse laws, including the False Claims Act and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
●	a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 50% point-of-sale discounts off negotiated prices (which was increased to 70% as of January 1, 2019 under the Bipartisan Budget Act of 2018 (BBA));
●	extension of manufacturers’ Medicaid rebate liability;
●	expansion of eligibility criteria for Medicaid programs;
●	expansion of the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program;

●	new requirements to report financial arrangements with physicians and teaching hospitals;
●	a new requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
●	a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs;
●	federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;
●	HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;
●	HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information;
●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	the U.S. federal Food, Drug and Cosmetic Act (FDCA), which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices, and the Public Health Service Act (PHSA), which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
●	the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

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

We are exposed to the risk of fraud or other misconduct, including intentional failure to:

●	comply with FDA regulations or similar regulations of comparable foreign regulatory authorities;
●	provide accurate information to the FDA or comparable foreign regulatory authorities;
●	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
●	comply with the United States Foreign Corrupt Practices Act (the FCPA), the U.K. Bribery Act 2010, the PRC Criminal Law, the PRC Anti-unfair Competition Law and other anti-bribery laws;
●	report financial information or data accurately; or
●	disclose unauthorized activities to us.

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

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

●	different regulatory requirements for drug approvals in foreign countries;
●	different standards of care in various countries that could complicate the evaluation of our product candidates;

●	different U.S. and foreign drug import and export rules;
●	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;
●	reduced protection for intellectual property rights in certain countries;
●	unexpected changes in tariffs, trade barriers and regulatory requirements;
●	compliance with the FCPA and other anti-corruption and anti-bribery laws;
●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
●	foreign taxes, including withholding of payroll taxes;
●	foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and
●	business interruptions resulting from geopolitical actions, including tariffs, war and terrorism, or natural disasters.

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

The patent process also is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents. These risks and uncertainties include the following:

●	Any patent rights, if obtained, might be challenged, invalidated, or circumvented, or otherwise might not provide any competitive advantage;
●	Our competitors, many of which have substantially greater resources than we do and many of which might make significant investments in competing technologies, might seek, or might already have obtained, patents that will limit, interfere with, or eliminate our ability to make, use, and sell our potential products either in the United States or in international markets;
●	As a matter of public policy regarding worldwide health concerns, there might be significant pressure on the U.S. government and other international governmental bodies to limit the scope of patent protection both inside and outside the United States for disease treatments that prove successful; and
●	Countries other than the United States might have patent laws that provide less protection than those governing U.S. courts, allowing foreign competitors the ability to exploit these laws to create, develop, and market competing products.

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

If we choose to go to court to stop another party from using the inventions claimed in any patents we obtain, that individual or company has the right to ask the court to rule that such patents are invalid or should not be enforced against that third party. These lawsuits are expensive and would consume time and resources and divert the attention of managerial and scientific personnel even if we were successful in stopping the infringement of such patents. There is a risk that the court will decide that such patents are not valid and that we do not have the right to stop the other party from using the inventions. There is also the risk that, even if the validity of such patents is upheld, the court will refuse to stop the other party on the ground that such other party’s activities do not infringe our rights to such patents. If we were not successful in defending our intellectual property, our competitors could develop and market products based on our discoveries, which may reduce demand for our products.

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

A third party may claim that we are using inventions covered by the third party’s patent rights and may go to court to stop us from engaging in our normal operations and activities, including making or selling our product candidates. Patent litigation is costly and time consuming. We may not have sufficient resources to address these actions, and such actions could affect our results of operations and divert the attention of managerial and scientific personnel.

If a patent infringement suit were brought against us, we may be forced to stop or delay developing, manufacturing, or selling potential products that are claimed to infringe a third party’s intellectual property, unless that third party grants us rights to use its intellectual property. In such cases, we may be required to obtain licenses to patents or proprietary rights of others in order to continue development, manufacture or sale of our products. If we are unable to obtain a license or develop or obtain non-infringing technology, or if we fail to defend an infringement action successfully, or if we are found to have infringed a valid patent, we may incur substantial monetary damages, encounter significant delays in bringing our product candidates to market and be precluded from manufacturing or selling our product candidates, any of which could harm our business significantly.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and intellectual property rights may not adequately protect our business or permit us to maintain our competitive advantage. The following examples are illustrative:

●	Others may be able to make compounds that are the same as or similar to our current or future product candidates but that are not covered by the claims of the patents that we own or have exclusively licensed.
●	We or any of our licensors or strategic partners might not have been the first to make the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed.
●	We or any of our licensors or strategic partners might not have been the first to file patent applications covering certain of our inventions.
●	Others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights.
●	The prosecution of our pending patent applications may not result in granted patents.
●	Granted patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by our competitors.
●	Patent protection on our product candidates may expire before we are able to develop and commercialize the product, or before we are able to recover our investment in the product.
●	Our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for such activities, as well as in countries in which we do not have patent rights and may then use the information learned from such activities to develop competitive products for sale in markets where we intend to market our product candidates.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through June 30, 2019, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

●	the progress, results and timing of our clinical studies and nonclinical studies and other studies involving our product candidates;
●	success or failure of our product candidates;
●	the receipt or loss of required regulatory approvals for our product candidates;
●	availability of capital;

●	future issuances by us of our common stock or securities exercisable for or convertible into common stock;
●	sale of shares of our common stock by our significant stockholders or members of our management;
●	additions or departures of key personnel;
●	investor perceptions of us and the pharmaceutical industry;
●	issuance of new or changed securities analysts’ reports or recommendations, or the announcement of any changes to our credit rating;
●	introduction of new products or announcements of significant contracts, acquisitions or capital commitments by us or our competitors;
●	threatened or actual litigation and government investigations;
●	legislative, political or regulatory developments;
●	the overall performance of the equity markets;
●	actual or anticipated fluctuations in our quarterly financial and operating results;
●	general economic conditions;
●	changes in interest rates; and
●	changes in accounting standards, policies, guidance, interpretations or principles.

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

As of June 30, 2019, our executive officers and directors owned approximately 3.9% of our outstanding voting common stock, and this group together with other stockholders holding beneficially 5% of more of our outstanding voting common stock, owned approximately 38.0% of our outstanding voting common stock. Therefore, these stockholders, if acting together, may have the ability to influence us through their ownership position. These stockholders may be able to determine the outcome of certain significant matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Several provisions of the Delaware General Corporation Law and our charter documents could discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, and the market price of our securities could be reduced as a result. These provisions may include:

●	authorizing the issuance of “blank check” preferred stock, the terms of which we may establish and shares of which we may issue without stockholders’ approval;
●	prohibiting us from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder unless certain provisions are met;
●	prohibiting cumulative voting in the election of directors;
●	prohibiting shareholder action by written consent;
●	limiting the persons who may call special meetings of stockholders; and
●	establishing advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#†	Separation Agreement dated May 6, 2019 between Assembly Biosciences, Inc. and Uri A. Lopatin, M.D.	X
10.2#†	Consulting Agreement effective May 7, 2019 between Assembly Biosciences, Inc. and Uri A. Lopatin, M.D.	X
10.3#	Amendment No. 1 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.		8-K	05/21/2019	10.2
31.1	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Chief Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

#  Represents management contracts or compensatory plans or arrangements.

†   Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Assembly Biosciences, Inc.

Date: August 5, 2019	By:	/s/ Derek A. Small
Derek A. Small
President and Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

Date: August 5, 2019	By:	/s/ Michael P. Samar
Michael P. Samar
Senior Vice President, Finance and Business Operations
(Principal Accounting Officer)