Form 10-Q
period 2019-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2019-11-07
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 4, 2019, there were 26,047,046 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

($ in thousands except for share and per share amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,867	$41,471
Marketable securities	132,070	176,609
Accounts receivable from collaboration	2,944	2,430
Prepaid expenses and other current assets	5,441	1,992
Total current assets	165,322	222,502
Property and equipment, net	1,931	557
Operating lease right-of-use assets	12,783	—
Other assets	1,671	3,348
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$223,345	$268,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,709	$3,693
Accrued expenses	9,430	9,679
Deferred revenue - short-term	6,151	5,100
Operating lease liabilities - short-term	3,208	—
Total current liabilities	21,498	18,472
Deferred rent	—	108
Deferred tax liabilities	3,251	3,252
Deferred revenue - long-term	32,268	35,560
Operating lease liabilities - long-term	9,839	—
Total liabilities	66,856	57,392

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2019 and December 31, 2018; 25,872,723 and 25,495,425 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	26	25
Additional paid-in capital	569,005	552,762
Accumulated other comprehensive loss	(205)	(347)
Accumulated deficit	(412,337)	(341,787)
Total stockholders' equity	156,489	210,653
Total liabilities and stockholders' equity	$223,345	$268,045

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

($ in thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$4,231	$4,286	$11,197	$11,069

Operating expenses:
Research and development	21,736	19,109	63,141	51,490
General and administrative	8,488	7,752	22,085	25,992
Total operating expenses	30,224	26,861	85,226	77,482
Loss from operations	(25,993)	(22,575)	(74,029)	(66,413)

Other income (expenses)
Interest and other income	983	1,116	3,441	2,015
Other income (expense), net	-	(82)	5	(232)
Total other income	983	1,034	3,446	1,783
Loss before income taxes	(25,010)	(21,541)	(70,583)	(64,630)

Income tax benefit	15	6	33	40
Net loss	$(24,995)	$(21,535)	$(70,550)	$(64,590)

Other comprehensive (loss) income
Unrealized gain (loss) on marketable securities, net of tax	(18)	17	142	37
Comprehensive loss	$(25,013)	$(21,518)	$(70,408)	$(64,553)

Net loss per share, basic and diluted	$(0.96)	$(0.87)	$(2.74)	$(2.95)
Weighted average common shares outstanding, basic and diluted	25,912,568	24,878,413	25,765,414	21,900,943

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities
Net loss	$(70,550)	$(64,590)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	473
Stock-based compensation	14,049	21,678
Net accretion and amortization of investments in marketable securities	(1,503)	232
Non-cash rent expense	3,344	—
Deferred income tax benefit	(10)	(40)
Loss on disposal of fixed assets	102	—
Other	(5)	—
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(514)	(316)
Prepaid expenses and other current assets	(3,763)	(2,445)
Other assets	1,677	(611)
Accounts payable	(984)	863
Accrued expenses	(330)	378
Deferred revenue	(2,241)	(3,861)
Deferred rent	—	8
Operating lease liabilities	(3,188)	—
Net cash used in operating activities	(63,539)	(48,231)

Cash flows from investing activities
Purchases of property and equipment	(1,539)	(129)
Purchases of marketable securities	(149,327)	(115,030)
Proceeds from maturities of marketable securities	166,911	41,921
Proceeds from sale of marketable securities	28,659	—
Net cash provided by (used in) investing activities	44,704	(73,238)

Cash flows from financing activities
Proceeds from common stock sold, net of underwriters' discount and cost	-	155,425
Net proceeds from the issuance of common stock through equity plans	2,231	3,763
Net cash provided by financing activities	2,231	159,188

Net increase (decrease) in cash and cash equivalents	(16,604)	37,719
Cash and cash equivalents at the beginning of the period	41,471	82,033
Cash and cash equivalents at the end of the period	$24,867	$119,752

See Accompanying Notes to Condensed Consolidated Financial Statements.

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

($ in thousands except share amounts)

(Unaudited)

	Three months ended September 30, 2019
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2019	25,646,783	26	562,210	(187)	(387,342)	174,707
Issuance of common stock upon exercise of stock options	192,606	—	1,385	—	—	1,385
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	33,334	—	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	5,410	—	—	5,410
Net loss	—	—	—	—	(24,995)	(24,995)
Balance as of September 30, 2019	25,872,723	26	569,005	(205)	(412,337)	156,489

	Three months ended September 30, 2018
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2018	20,614,498	$21	383,543	(372)	(294,091)	89,101
Proceeds from common stock sold, net of underwriters' discount and cost	4,600,000	4	155,421	—	—	155,425
Issuance of common stock upon exercise of stock options	244,686	—	419	—	—	419
Settlement of restricted stock units into common stock	938	—	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	17	—	17
Stock-based compensation	—	—	6,006	—	—	6,006
Net loss	—	—	—	—	(21,535)	(21,535)
Balance as of September 30, 2018	25,460,122	$25	545,389	(355)	(315,626)	229,433

	Nine months ended September 30, 2019
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	25,495,425	25	552,762	(347)	(341,787)	210,653
Issuance of common stock upon exercise of stock options	243,481	—	1,716	—	—	1,716
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	36,804	—	515	—	—	515
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	97,013	1	(1)	—	—	—
Reclassification of stock-based awards from equity to accrued expenses	—	—	(4)	—	—	(4)
Unrealized gain on marketable securities, net of tax	—	—	—	142	—	142
Stock-based compensation	—	—	14,017	—	—	14,017
Net loss	—	—	—	—	(70,550)	(70,550)
Balance as of September 30, 2019	25,872,723	26	569,005	(205)	(412,337)	156,489

	Nine months ended September 30, 2018
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2017	20,137,974	$20	364,528	(392)	(251,036)	113,120
Proceeds from common stock sold, net of underwriters' discount and cost	4,600,000	4	155,421	—	—	155,425
Issuance of common stock upon exercise of stock options	721,210	1	3,762	—	—	3,763
Settlement of restricted stock units into common stock	938	—	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	37	—	37
Stock-based compensation	—	—	21,678	—	—	21,678
Net loss	—	—	—	—	(64,590)	(64,590)
Balance as of September 30, 2018	25,460,122	$25	545,389	(355)	(315,626)	229,433

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

The Company’s Microbiome program consists of a fully integrated platform that includes a strain isolation, identification, characterization and function-based selection process, methods for strain purification and growth under conditions compliant with current Good Manufacturing Practice (cGMP) requirements, and a licensed patented delivery system, GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform capabilities, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease and irritable bowel syndrome (IBS) with Allergan Pharmaceuticals International Limited (Allergan) in connection with its Research, Development, Collaboration and License Agreement (the Collaboration Agreement), as well as immune-mediated and metabolic disorders and oncology, which indications the Company will pursue either internally or in collaboration with other parties.

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

ASSEMBLY BIOSCIENCES, INC.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2018, which are contained in the Company’s Annual Report on Form 10-K as filed with the SEC on February 28, 2019. The results for the three and nine months ended September 30, 2019 are not necessarily indicative of results to be expected for the entire year ending December 31, 2019 or future operating periods.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases are included in operating lease right-of-use assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in the Company’s condensed consolidated balance sheet at September 30, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The operating lease right-of-use assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. Variable lease expenses are recorded when incurred. The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share are as follows:

	Nine Months Ended September 30,
	2019	2018
Warrants to purchase common stock	15,296	15,296
Options to purchase common stock	5,462,773	4,422,194
Common stock subject to purchase under ESPP	17,018	10,198
Unvested RSUs	668,515	343,465
Total	6,163,602	4,791,153

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss (in thousands)	(24,995)	(21,535)	(70,550)	(64,590)
Denominator:
Weighted average common shares outstanding for diluted net (loss) income per share	25,912,568	24,878,413	25,765,414	21,900,943
Net (loss) income per share:
Basic	(0.96)	(0.87)	(2.74)	(2.95)
Diluted	(0.96)	(0.87)	(2.74)	(2.95)

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendments became effective on November 5, 2018 and impact the Company’s condensed consolidated financial statements through, among other things, the addition of a requirement to present a statement of stockholders’ equity for interim periods. As a result of adopting this guidance, the Company is presenting comparative interim statements of stockholders’ equity in this Quarterly Report on Form 10-Q for the quarters ended September 30, 2019 and 2018. Additionally, the guidance also simplified certain non-material disclosures in the Company’s SEC filings.

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

Level 3: Significant unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Investments in marketable securities consisted of the following:

	September 30, 2019
($ in thousands)	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
U.S. and foreign corporate debt securities	$34,111	$44	$—	$34,155
Asset-backed securities	22,117	16	—	22,133
U.S. treasury securities	27,008	16	(6)	27,018
U.S. and foreign commercial paper	48,764	—	—	48,764
Total	$132,000	$76	$(6)	$132,070

(1)	Gross unrealized gain (loss) is pre-tax.

	December 31, 2018
($ in thousands)	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Short-term available-for-sale securities
U.S. and foreign corporate debt securities	$73,251	$—	$(92)	$73,159
Asset-backed securities	28,450	—	(31)	28,419
U.S. treasury securities	19,898	—	(3)	19,895
U.S. and foreign commercial paper	55,136	—	—	55,136
Total	$176,735	$—	$(126)	$176,609

(1)	Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of September 30, 2019 is less than one year. There were no long-term marketable securities held by the Company as of September 30, 2019.

Realized gains and losses for the three and nine months ended September 30, 2019 and 2018 were not significant.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis:

	September 30, 2019
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$19,948	$—	$—	$19,948
Total cash equivalents	19,948	—	—	19,948
Short-term investments
U.S. and foreign corporate debt securities	—	34,155	—	34,155
Asset-backed securities	—	22,133	—	22,133
U.S. treasury securities	—	27,018	—	27,018
U.S. and foreign commercial paper	—	48,764	—	48,764
Total short-term investments	—	132,070	—	132,070
Total assets measured at fair value	$19,948	$132,070	$—	$152,018

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2018
($ in thousands)	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$39,345	$—	$—	$39,345
Total cash equivalents	39,345	—	—	39,345
Short-term investments
U.S. and foreign corporate debt securities	—	73,159	—	73,159
Asset-backed securities	—	28,419	—	28,419
U.S. treasury securities	—	19,895	—	19,895
U.S. and foreign commercial paper	—	55,136	—	55,136
Total short-term investments	—	176,609	—	176,609
Total assets measured at fair value	$39,345	$176,609	$—	$215,954

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 - Property and Equipment, net

Property and equipment consist of the following:

	Useful life	September 30,	December 31,
($ in thousands)	(Years)	2019	2018
Computer hardware and software	3	$—	$194
Lab equipment	3 to 5	230	407
Office equipment	7	699	70
Leasehold improvement	1 to 5	2,084	790
Total property, plant and equipment		3,013	1,461
Less: Accumulated depreciation and amortization		(1,082)	(1,057)
Construction in progress	N/A	—	153
Property, plant and equipment, net		$1,931	$557

Depreciation expense was approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2019, respectively and approximately $0.2 million and $0.5 million for the three and nine months ended September 30, 2018, respectively, and was recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses

Accrued expenses consist of the following:

	September 30,	December 31,
($ in thousands)	2019	2018
Accrued expenses:
Accrued compensation	$4,042	$5,011
Accrued clinical trial expenses	4,321	3,561
Accrued professional fees and other	1,067	1,107
Total accrued expenses	$9,430	$9,679

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

As of September 30, 2019, the Company had awards outstanding under the following shareholder-approved plans:

●	2010 Equity Incentive Plan (the 2010 Plan), which has been frozen;
●	the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and
●	the 2018 Plan.

Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of September 30, 2019, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan) and the Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Plan).

The Company issues new shares of common stock to settle options exercised and upon settlement of vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the nine months ended September 30, 2019 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,637,145	$17.21	$48,179
Granted	1,418,350	15.74	—
Exercised	(243,481)	7.05	1,642
Forfeited	(346,741)	44.85	117
Expired	(2,500)	49.14	—
Outstanding as of September 30, 2019	5,462,773	$15.52	$9,000
Options vested and exercisable	3,278,755	$12.01	$8,656

Restricted Stock Units (RSUs)

A summary of the Company’s RSUs and related information for the nine months ended September 30, 2019 is as follows:

	Number of RSU's		Weighted Average Grant Price
Outstanding as of December 31, 2018	568,005		$37.18
Granted	435,928		15.24
Vested and settled	(97,254)		45.05
Forfeited	(126,497)		24.41
Outstanding as of September 30, 2019	780,182	(1)	$26.01

(1)	Includes 111,667 RSUs that have vested but are subject to deferred settlement.

As of September 30, 2019, RSUs outstanding include 45,000 RSUs granted in December 2017 and 100,000 RSUs granted in September 2019, each with performance-based conditions to executives of the Company. In the second quarter of 2019, 100,000 RSUs granted to a former officer were forfeited due to his departure. These RSUs had a grant date fair value of $2.4 million and were vesting over time but would have accelerated upon the achievement of certain performance-based conditions. The Company reversed the previously recognized expense of $0.4 million related to these forfeited awards upon the departure of the former officer.

As of September 30, 2019, the Company had unrecognized stock-based compensation expense related to all unvested RSUs of $10.2 million.

In May 2019, employees purchased 36,804 shares of common stock under the 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Exercise price	$10.91 - $49.14	$38.88 - $41.25	$10.91 - $49.14	$38.88 - $57.53
Expected volatility	66.4% - 80.6%	76.0% - 84.5%	66.4% - 83.2%	76.0% - 86.1%
Risk-free rate	1.36% - 1.89%	2.75% - 2.94%	1.36% - 2.65%	2.56% - 2.94%
Expected term (years)	5.5 - 9.6	5.5 - 7.0	5.5 - 9.6	5.5 - 7.0
Dividend yield	0%	0%	0%	0%

The fair value of RSUs granted is determined based on the price of the Company’s common stock on the date of grant.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019		2018
Research and development	$2,464	$2,474	$8,309		$8,687
General and administrative	2,940	3,532	5,740	(1)	12,991
Total stock-based compensation expense	$5,404	$6,006	$14,049		$21,678
(1)	Includes the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of our former officers during the period.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company concluded that Allergan is a customer and that the Collaboration Agreement is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property and research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the Collaboration Agreement: (1) transfer of licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses) and (2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

The Company concluded the Licenses each were considered to be functional as they have significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan is dependent on the Company to execute the Development Services, which it is uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, the Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations will be performed over the duration of the contract, which began in February 2017 and ends upon completion of the Development Services. The Company originally estimated the completion of the Development Services to be in 2024. During the second quarter of 2019, the completion of the Development Services was extended to 2025 based on updated estimates of effort associated with the Company’s and Allergan’s development plans. This change in estimate did not have a material impact on the Company’s revenue recognition. The Company is using a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allergan. In applying the cost-based input method of revenue recognition, the Company measures costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consist primarily of third-party contract costs and internal labor costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

To allocate transaction price among the four performance obligations, the Company estimated their standalone selling price (SSP) using an income-based valuation approach for the estimated value a licensor of the compounds would receive considering the stage of the compounds’ development. The Company believes that a change in the assumptions used to determine its best estimate of selling price for the four performance obligations would not have a significant effect on the allocation of consideration received to the four performance obligations.

The transaction price at the inception of the agreement and upon adoption of ASC 606 was limited to $50.0 million upfront payment. Of this amount, the Company allocated $12.5 million to each of the four performance obligations. Research and development cost reimbursement payments are included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained at September 30, 2019. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Allergan. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company did not incur any significant incremental costs of obtaining the Allergan contract.

For the nine months ended September 30, 2019 and 2018, the Company recognized approximately $11.2 million and $11.1 million, respectively, in revenue associated with the Collaboration Agreement. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $6.2 million and approximately $32.3 million at September 30, 2019 and approximately $5.1 million and approximately $35.6 million at December 31, 2018.

On the unaudited condensed consolidated balance sheets, contract asset balances of approximately $2.9 million and approximately $2.4 million were recorded as accounts receivable from collaboration as of September 30, 2019 and December 31, 2018, respectively.

The following table presents changes in the Company’s contract liabilities ($ in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2019
Contract liabilities:
Deferred revenue	$40,660	$—	$(2,241)	$38,419

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2018
Contract liabilities:
Deferred revenue	$45,785	$—	$(3,861)	$41,924

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2019	2018	2019	2018
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	1,245	1,666	2,241	3,861
Performance obligations satisfied in previous period	—	—	—	—

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is approximately $0.8 million, with a portion related to the first performance milestone having been paid. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Amounts paid in the nine months ended September 30, 2019 and 2018 were insignificant.

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

Two regulatory milestones totaling $350,000 were determined to have occurred under this agreement and were paid during the nine months ended September 30, 2019. No amounts were accrued for this agreement as of and for the nine months ended September 30, 2018.

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

When the Company cannot determine the implicit rate in its leasing arrangements, the Company uses its incremental borrowing rate as the discount rate when measuring operating lease liabilities. The incremental borrowing rate represents an estimate of the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease within a particular currency environment.

At September 30, 2019, the Company had operating lease liabilities of $13.0 million and right-of-use assets of $12.8 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases:

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Operating lease cost	$1,136	$3,344
Short-term lease cost	88	520
Variable lease cost	301	900
Total lease cost	$1,525	$4,764

($ in thousands)	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating cash flows from operating leases	$1,089	$3,188
Right-of-use assets exchanged for new operating lease liabilities	$928	$1,328

As of September 30, 2019, the weighted-average remaining lease term for operating leases was approximately 2.9 years and the weighted-average discount rate for operating leases was approximately 9.4%.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of September 30, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Three months ended December 31, 2019	$4,361
Year Ended December 31, 2020	4,072
Year Ended December 31, 2021	3,532
Year Ended December 31, 2022	3,331
Year Ended December 31, 2023	806
Total	16,102
Less: present value discount	(3,055)
Operating lease liabilities	$13,047

Operating lease costs were approximately $1.1 million and $3.3 million, for the three and nine months ended September 30, 2019, respectively and $0.8 million and $2.3 million for the three and nine months ended September 30, 2018,  respectively.

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

In July 2018, we commenced two Phase 2a combination studies for ABI-H0731, ABI-H0731-201 (Study 201) and ABI-H0731-202 (Study 202) at sites in the United States, Canada, Hong Kong, New Zealand and the United Kingdom. All subjects who completed treatment in Study 201 or Study 202 had the option to roll over into Study 211 and receive the combination of ABI-H0731 with ongoing standard of care nucleos(t)ide (Nuc) therapy. We expect that subjects in Study 211 will be treated for up to an additional year from the time of completion of their participation in either Study 201 or Study 202.  Subjects in Study 211 who achieve a complete response, currently defined as viral DNA and RNA below limits of quantification, will begin a six-month treatment consolidation period and then have the opportunity to stop all treatment (ABI-H0731 and standard of care Nuc therapy) and be monitored for six or more months off therapy to assess whether combination therapy improves the rate of sustained viral responses. Final data from Studies 201 and 202 and interim results for Study 211 are expected in the fourth quarter of 2019.

Study 201 enrolled HBV patients whose viral load had already been suppressed on a standard of care Nuc therapy. Seventy-three patients were randomized 3:2 to receive either 300 mg of ABI-H0731 daily or placebo in addition to their continued Nuc therapy for 24 weeks. Study 201 compared the safety and tolerability of combination therapy with ABI-H0731, as well as evaluated HBV DNA and RNA levels and declines in HBV S antigen (HBsAg) and HBV e antigen (HBeAg), to those seen in patients on Nuc monotherapy.

Study 202 enrolled 25 HBeAg positive HBV patients who are naïve to Nuc treatment and randomized 1:1 to receive either 300 mg of ABI-H0731 daily or placebo in combination with standard of care entecavir (0.5 mg) for 24 weeks. Study 202 assessed the relative antiviral potency of combination therapy compared with entecavir alone. Endpoints included the speed and depth of viral suppression, as well as changes in biomarkers (HBsAg and HBeAg) and HBV RNA levels, and the safety and tolerability of ABI-H0731.

We presented interim safety and efficacy data from both Study 201 and Study 202 during a late-breaker oral session at The International Liver Congress™ (ILC), the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2019. The late-breaker abstract was also selected for inclusion in the “Best of ILC” presentation. The initial safety data suggest that ABI-H0731 in combination with Nuc therapy was well tolerated. Adverse events (AEs) were mild, infrequent, and evaluated as generally unrelated to treatment. There were no treatment-related discontinuations, no serious adverse events and no clinical AEs greater than Grade 2 observed. Lab abnormalities were mostly Grade 1, transient, and not thought to be related to the drug. The initial efficacy data suggest that combination therapy exhibited rapid and enhanced antiviral benefit in suppressing HBV DNA and RNA levels, with significant RNA reductions not observed with Nuc treatment alone. In treatment-naïve patients enrolled in Study 202, accelerated and significant declines in HBV DNA were observed starting as early as Week 2 of treatment. Reduction in residual viral DNA levels that persist on extended Nuc therapy to undetectable levels (<2-5 IU/mL) were only observed with combination therapy. We believe that complete suppression of viral replication will likely be required to cure HBV and that the initial efficacy data support the use of core inhibitors in HBV treatment regimens. If complete suppression of viral replication can be sustainably achieved, it is anticipated that this may lead to higher rates of “cure” defined as a sustained antiviral suppression of treatment (potentially with loss or diminution of viral antigens).

Final data from our completed Phase 1a (ABI-H0731-102) PK, safety and tolerability study and Phase 1b (ABI-H0731-101b) study showed antiviral activity observed across all patient cohorts. In the 300 mg dose cohort, the mean maximal declines from baseline were reported as ≥2.8* log10 IU/mL after 28 days, with ≥2.9 and 2.5* log10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). Mean RNA reductions observed in the 300 mg dose cohort were 2.3 log10 IU/mL over 28 days. The observed reductions in viral RNA levels are a distinguishing feature of this class of inhibitors compared to standard of care Nuc therapy.

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

ABI-H2158

ABI-H2158, our second product candidate in the HBV-cure program, is an internally discovered and developed drug product candidate that is chemically distinct from ABI-H0731 and in preclinical studies has demonstrated increased potency compared to HBI-0731, particularly related to prevention of cccDNA generation. In November 2018, we initiated a Phase 1a/1b dose-ranging clinical study of ABI-H2158 in New Zealand, to assess the safety, tolerability and PK of ABI-H2158 in healthy volunteers and then subsequently assess the safety, tolerability, PK and initial antiviral potency in non-cirrhotic patients with chronic HBV infection.

We presented final data from the Phase 1a portion of the Phase 1a/1b dose-ranging clinical study at EASL in April 2019. The Phase 1a study assessed safety, tolerability and PK in 48 healthy volunteers. ABI-H2158 was well tolerated following single and multiple ascending doses. There were no dose dependent treatment-emergent AEs and no pattern of clinical safety or laboratory abnormalities observed within or across any cohorts. Once daily administration is projected to result in trough liver concentrations in excess of the in vitro EC50 of 334 nM at which cccDNA establishment is inhibited to 50% of normal. We initiated the Phase 1b dose-ranging portion of this study in April 2019 to assess the safety, PK and antiviral activity of ABI-H2158 in patients with chronic HBV infection. Interim data from this study are expected to be presented in the fourth quarter of 2019. We expect to initiate a Phase 2a clinical study in 2020.

*  Excludes one subject found to have pre-existing core inhibitor resistance substitutions at baseline.

ABI-H3733

ABI-H3733 is our third product candidate for the treatment of HBV and is currently undergoing Investigational New Drug (IND) enabling studies. ABI-H3733 exhibits a novel chemical scaffold separate from ABI-H0731 and ABI-H2158. We presented a preclinical profile of this candidate at EASL in April 2019. In preclinical studies, ABI-H3733 demonstrated potent inhibitory activity against multiple steps in the HBV infection cycle, particularly those relating to cccDNA generation. ABI-H3733 has shown favorable physical properties and PK profile in multiple species, along with a low drug-drug interaction potential. In preclinical mechanism of action studies, ABI-H3733 has shown enhanced potency in blocking encapsidation of pgRNA and disruption of pre-formed capsids as compared to our other product candidates, leading to premature disassembly during trafficking of rcDNA containing capsids to the nucleus during infection. ABI-H3733 inhibited cccDNA formation with an EC50 of 125 nM. ABI-H3733’s enhanced potency and favorable preclinical results support advancement into Phase 1a studies, which we expect to initiate in the first quarter of 2020.

Other Product Candidates

We plan to conduct additional research and development to identify additional product candidates for our HBV-cure program.

Microbiome Program

Our Microbiome program consists of a fully integrated platform that includes a strain isolation, identification, characterization and function based selection process, methods for strain purification and growth under conditions compliant with Good Manufacturing Practice (cGMP) requirements, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. In connection with our Microbiome program, we filed an IND application in December 2018 for ABI-M201 (Ulcerative Colitis). In February 2019, we initiated a Phase 1b human clinical study for ABI-M201 in patients with mildly to moderately active ulcerative colitis to evaluate safety, efficacy and exploratory endpoints, and in June 2019, we initiated dosing of the first patient in this clinical study. Using our microbiome platform capabilities, we are also exploring additional product candidates for other disease indications, including Crohn’s disease and irritable bowel syndrome in connection with the Collaboration Agreement (as defined below), as well as immune-mediated and inflammatory disorders and oncology, which indications we will pursue either internally or in collaboration with other collaborators.

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

Since our inception, we have had no revenue from product sales and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing small-scale manufacturing capabilities for certain of our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of September 30, 2019, we had an accumulated deficit of approximately $412.3 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2019 and 2018

Collaboration Revenue

For the three months ended September 30, 2019 and 2018, collaboration revenue was approximately $4.2 million and $4.3 million, respectively, which included the recognition of deferred revenue and reimbursements in each case incurred under the Collaboration Agreement. Revenue as compared to the same period in 2018 remained consistent as a result of increased reimbursement activities, offset by lower deferred revenue being recognized as a result of changes in our estimates of the performance period associated with our development activities under the Collaboration Agreement.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $19.3 million for the three months ended September 30, 2019, an increase of approximately $2.7 million from approximately $16.6 million for the same period in 2018. The increase was primarily due to an increase of approximately $0.3 million in research expenses for our Microbiome program and an increase of approximately $2.3 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $2.5 million for each of the three months ended September 30, 2019 and 2018.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $5.5 million for the three months ended September 30, 2019, an increase of approximately $1.3 million from approximately $4.2 million for the same period in 2018. The increase was primarily due to an increase of approximately $0.6 million of employee related expenses, $0.3 million of rent expenses for our new office in South San Francisco, and $0.4 million of professional fees.

Stock-based compensation expense was approximately $2.9 million for the three months ended September 30, 2019, a decrease of $0.6 million from approximately $3.5 million for the same period in 2018.

Comparison of the Nine Months Ended September 30, 2019 and 2018

Collaboration Revenue

For the nine months ended September 30, 2019 and 2018, collaboration revenue was approximately $11.2 million and $11.1 million, respectively, which included the recognition of deferred revenue and reimbursements in each case incurred under the Collaboration Agreement. Revenue as compared to the same period in 2018 remained consistent as a result of increased reimbursement activities, offset by lower deferred revenue being recognized as a result of changes in our estimates of the performance period associated with our development activities under the Collaboration Agreement.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $54.8 million for the nine months ended September 30, 2019, an increase of approximately $12.0 million from approximately $42.8 million for the same period in 2018. The increase was primarily due to an increase of approximately $2.2 million in research expenses for our Microbiome program due to increased headcount and launching of Phase 1b human clinical study for ABI-M201 and an increase of approximately $9.8 million in research expenses for our HBV-cure program.

Stock-based compensation expense was approximately $8.3 million for the nine months ended September 30, 2019, a decrease of approximately $0.4 million from approximately $8.7 million for the same period in 2018.

General and Administrative Expense

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expense, excluding stock-based compensation expense, was approximately $16.3 million for the nine months ended September 30, 2019, an increase of approximately $3.3 million from approximately $13.0 million for the same period in 2018. The increase was primarily due to an increase of approximately $0.6 million of professional fees, $1.8 million of employee related expenses, and $0.9 million of rent expenses for our new office in South San Francisco.

Stock-based compensation expense was approximately $5.7 million for the nine months ended September 30, 2019, a decrease of approximately $7.3 million from approximately $13.0 million for the same period in 2018. The decrease was primarily due to a $4.3 million one-time expense related to the departure and transition to consultant of one of our former officers in 2018 coupled with  the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of our former officers in 2019.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2019 principally through equity financing, raising an aggregate of approximately $412.8 million in net proceeds, and a strategic collaboration raising an aggregate of $50.0 million through an upfront payment.

Cash Flows for the Nine Months Ended September 30, 2019 and 2018

Net Cash from Operating Activities

Net cash used in operating activities was approximately $63.5 million for the nine months ended September 30, 2019. This was primarily due to a $70.6 million net loss, $1.5 million of accretion of discount of marketable securities and a decrease of $9.3 million of operating assets and liabilities, which were offset by a $14.0 million non-cash expense recorded for the stock-based compensation, $3.3 million of amortization of operating lease right-of-use assets and $0.4 million of depreciation and amortization expense.

Net cash used in operating activities was approximately $48.2 million for the nine months ended September 30, 2018. This was primarily due to a $64.6 million net loss and a decrease of $6.0 million of operating assets and liabilities, which were offset by a $21.7 million non-cash expense recorded for the stock-based compensation, $0.5 million of depreciation and amortization expense and approximately $0.2 million of realized loss from marketable securities.

Net Cash from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2019 was $44.7 million due to $166.9 million of redemptions of marketable securities and $28.7 million of sale of marketable securities, which were partially offset by the purchase of approximately $149.3 million of marketable securities and $1.5 million of property and equipment.

Net cash used in investing activities for the nine months ended September 30, 2018 was approximately $73.2 million primarily due to the purchase of approximately $115.0 million of marketable securities and $0.1 million of fixed assets and construction in progress, which were offset by approximately $41.9 million of redemptions of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2019 was $2.2 million resulting from the exercise of stock options to purchase 243,481 shares of common stock and the issuance of 36,804 shares of common stock under the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.

Net cash provided by financing activities for the nine months ended September 30, 2018 was approximately $159.2 million resulting from the net proceeds of approximately $155.4 million from our public offering of 4,600,000 shares of common stock, including 600,000 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $3.8 million from the exercise of stock options to purchase 721,210 shares of common stock.

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

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in July 2018. We intend to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Nonclinical studies may not be representative of disease behavior in clinical studies. The outcomes of nonclinical testing and clinical studies are uncertain, and results of nonclinical studies and earlier clinical studies may not be predictive of future clinical study results.

The results of nonclinical studies may not be representative of disease behavior in a clinical setting and thus may not be predictive of the outcomes of our clinical studies. In addition, the results of nonclinical studies and early clinical studies of product candidates may not be predictive of the results of later-stage clinical studies, and the results of any study or trial for any of our product candidates may not be as favorable as the results for any prior studies or trials, if at all.

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

We merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of September 30, 2019 and December 31, 2018, the combined company had an accumulated deficit of approximately $412.3 million and $341.8 million, respectively, and net losses of approximately $90.8 million, $42.8 million, and $44.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical study activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues from the sale of products and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV-cure or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

●

advance ABI-H0731 and ABI-H2158, our first and second HBV product candidate, respectively, through clinical development and conduct nonclinical studies and clinical studies with ABI-H3733, our third HBV product candidate;

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

In January 2017, we entered into the Collaboration Agreement for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndromes. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors. In particular, Allergan may terminate the Collaboration Agreement for convenience at any time upon 120 days’ advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. In June 2019, Allergan and AbbVie Inc. (AbbVie) announced that the they had entered into a definitive transaction agreement under which AbbVie will acquire Allergan. Assuming the conditions to close are satisfied, the acquisition is expected to close in early 2020. We do not know what, if any, impact this transaction will have on the Collaboration Agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and would likely cause our stock price to decline.

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

We rely on data provided by our collaborators and others that have not been independently verified and could prove to be false, misleading, or incomplete.

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

We are exposed to the following risks with respect to the manufacture of our product candidates:

●

If we are unable to establish our own manufacturing capabilities, we will need to identify manufacturers for commercial supply on acceptable terms, which we may not be able to do because the number of potential manufacturers is limited, and the FDA must evaluate any new or replacement contractor. This evaluation would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of FDA approval, if any.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, ulcerative colitis (UC), inflammatory bowel disease (IBD), including Crohn’s disease, irritable bowel syndrome (IBS), immune-mediated and metabolic disorders and oncology is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, UC, IBD, IBS, immune-mediated and metabolic disorders and oncology or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

Companies with microbiome products or core inhibitor products may produce negative clinical data, which will adversely affect public perception of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

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

Our President and Chief Executive Officer, Derek A. Small, resigned from his positions with the Company, effective August 6, 2019. Our future operations will depend in large part on the efforts of our new President and Chief Executive Officer, John G. McHutchison, A.O., M.D. In addition, we are highly dependent on the services of our executive officers and senior management team. Our employment agreements with our executive officers and senior management team members do not ensure their retention.

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

As of September 30, 2019, we had 107 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success.

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

On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. In addition, Centers for Medicare & Medicaid Services has recently finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. The Tax Cuts and Jobs Act of 2017 (the Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. The Texas District Court Judge, as well as the Trump Administration and the Centers for Medicare & Medicaid Services (CMS), have stated that the ruling will have no immediate effect, and on December 30, 2018, the Texas District Court Judge issued an order staying the judgment pending appeal. It is unclear what effects this decision, subsequent appeals of this decision, and other efforts to repeal and replace the ACA will have. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on nonexempt medical devices. On October 9, 2019, the Department of Health and Human Services (HHS) Office of Inspector General proposed modifications to federal Anti-Kickback Statute safe harbors  which, among other things, may affect rebates paid by manufacturers to Medicare Part D plans, the purpose of which is to further reduce the cost of drug products to consumers. Further, the BBA, among other things, amended the ACA, effective January 1, 2019, to reduce the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole.” In July 2018, CMS announced that it is suspending further collections and payments to and from certain ACA-qualified health plans and health insurance issuers under the ACA risk adjustment program pending the outcome of federal district court litigation regarding the method CMS uses to determine this risk adjustment. The full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, starting in 2013. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding. There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, on September 25, 2019, the Senate Finance Committee introduced a bill intended to reduce Medicare and Medicaid prescription drug prices. Named the Prescription Drug Pricing Reduction Action of 2019, the proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of Representatives on September 19, 2019, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business. Further, in some foreign jurisdictions, there have been a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. The continuing efforts of U.S. and other governments, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce healthcare costs may adversely affect our ability to set satisfactory prices for our products, to generate revenues from the sale of products, and to achieve and maintain profitability.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●

the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and prescribers, purchasers, and formulary managers on the other;

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

In addition, regulators globally are also imposing greater monetary fines for privacy violations. The GDPR, which went into effect on May 25, 2018, applies to any company established in the European Union (EU) as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Compliance with the GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products and services or even prevent us from offering certain products in jurisdictions that we may operate in. Given the limited enforcement of the GDPR to date, particularly in the pharmaceutical space, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, we and our licensors have filed patent applications intended to cover our products candidates and their methods of use. Although we co-own and have in-licensed two issued patents in the U.S. directed to compositions of matter that includes ABI-H0731, which are expected to expire in 2035 and 2036, and we have an in-licensed issued U.S. patent related to delivery technology for our Microbiome program, which is expected to expire in 2034, we do not own or have any rights to any issued patents that cover any of our other product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

The laws of some foreign countries do not protect proprietary rights to the same extent as do the laws of the United States, and we may encounter significant problems in securing and defending our intellectual property rights outside the United States.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through September 30, 2019, the closing price of our common stock has fluctuated between $4.54 and $64.16. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

3.1	Amended and Restated Bylaws of Assembly Biosciences, as amended on August 6, 2019.	X

10.1#	Employment Agreement, dated August 6, 2019, between Assembly Biosciences, Inc. and John G. McHutchison, A.O., M.D.	X

10.2#†	Separation Agreement, dated August 6, 2019, between Assembly Biosciences, Inc. and Derek A. Small.	X

10.3#†	Consulting Agreement, effective January 1, 2020, between Assembly Biosciences, Inc. and Derek A. Small.	X

10.4#	Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Inducement Award Plan).	X

10.5#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	X

10.6#	Employment Agreement, dated September 30, 2019, between Assembly Biosciences, Inc. and Thomas J. Russo, effective as of October 28, 2019.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

#	Represents management contracts or compensatory plans or arrangements.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.

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

Assembly Biosciences, Inc.

Date: November 7, 2019	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 7, 2019	By:	/s/ Thomas J. Russo, CFA
Thomas J. Russo, CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)