Form 10-K
period 2019-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2020-03-04
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

331 Oyster Point Blvd., Fourth Floor

South San Francisco, California 94080

(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: (833) 509-4583

Securities Registered Pursuant to Section 12(b) of the Exchange Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on which Registered
Common Stock, $0.001 Par Value	ASMB	Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐   No      ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 28, 2019, was approximately $332.6 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 28, 2019. For purposes of making this calculation only, the registrant has defined affiliates as including only (i) directors, (ii) executive officers, and (iii) certain shareholders that hold greater than 10% of the voting stock of the registrant, in each case, as of June 28, 2019. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2020, there were 32,624,725 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2020, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2019.

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

The forward-looking statements in this Annual Report on Form 10-K include, among other things, statements about:

•	the initiation, timing, progress and results of nonclinical studies and clinical studies, and our research and development programs;
•	the clinical and therapeutic potential of our product candidates;
•	our unproven approaches to therapeutic intervention;
•	the potential benefits of our existing collaborations and our ability to establish and maintain collaborations, including with Allergan Pharmaceuticals International Limited;
•	our ability to obtain additional funding;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	the implementation of our business model, strategic plans for our business, product candidates and technology;
•	our commercialization, marketing and manufacturing capabilities and strategy;
•	the rate and degree of market acceptance for our product candidates, if approved, and their clinical utility;
•	our plans to develop and commercialize our product candidates, including in territories outside the United States;
•	our ability to retain and recruit key personnel;
•	our ability to manage growth;
•	our competitive position;
•	our intellectual property position;
•	our ongoing and planned international operations;
•	developments and projections relating to our competitors and our industry; and
•	our estimates regarding expenses, future revenue, capital requirements and needs for additional financing.

ii

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

iii

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company advancing two innovative programs: a novel class of oral therapeutic candidates for the treatment of chronic hepatitis B virus (HBV) infection and a novel class of oral live microbial biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

Over 250 million people worldwide are chronically infected with HBV. Our HBV Cure program is pursuing multiple drug candidates designed to inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

In recent years, there has been increasing scientific evidence suggesting the therapeutic potential of the human microbiome—the billions of microbes living in and on people-to impact health and disease. Our Microbiome program builds upon experience reported in the literature of successfully treating various disease indications with fecal microbiota transplants (FMT) and seeks to provide a pharmacologically relevant therapy using a “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

Business Strategy

We are focused on enhancing the health and well-being of patients with chronic HBV infection and diseases associated with the microbiome. This commitment drives our efforts to forge a new and differentiated path to treating these conditions, inspired by the needs of millions of affected patients. We are pursuing a portfolio of novel core inhibitors with potential to substantially increase the cure rates of treated HBV patients and a novel class of oral live biotherapeutics designed to provide therapeutic benefit through local and systemic effects. We intend to progress our HBV Cure and Microbiome programs internally or using a variety of strategic arrangements, which may include collaborations, licenses, partnerships and other types of business arrangements. In January 2017, we entered into a Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan) to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the terms of the Collaboration Agreement, we received from Allergan an upfront payment of $50.0 million in February 2017. Additionally, we are eligible to receive up to approximately $631.0 million in development milestone payments and up to approximately $2.14 billion in commercial development and sales milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications in the gastrointestinal (GI) therapeutic field. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

HBV Cure Program

Background

The goal of our HBV Cure program is to substantially increase cure rates for those chronically infected with HBV. HBV is a leading global cause of chronic liver disease and liver transplants. The Centers for Disease Control (CDC) estimates that over 250 million people worldwide are infected with HBV. According to the World Health Organization (WHO), 887,000 people died in 2015 as a result of HBV, mostly from complications, including cirrhosis and hepatocellular carcinoma. HBV is a global epidemic and infects more than twice the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO as of the end of 2018. According to the WHO, as of 2016, of the over 250 million people living with HBV infection, only 27 million were aware of their infection, and only 4.5 million of those diagnosed received treatment. Few treated patients exhibit cure, defined herein as sustained viral suppression (more than six months) of HBV DNA (less than the lower limit of quantification (LLOQ)) after a finite duration of therapy. Despite the low rates of treatment and cure, the current market for nucleos(t)ide reverse transcriptase inhibitors (NrtIs) to treat HBV in the United States, Europe, China, Japan and South Korea was estimated to be approximately $2 billion in 2018. If new therapies can improve cure rates, we believe the market could grow substantially due to an increase in the number of HBV patients expected to seek the new therapies.

Current Treatments

Current therapeutic options for HBV include:

•

Direct Acting Antiviral medications (Nucelos(t)ide analogs). Several antiviral medications-including lamivudine (Epivir®), adefovir (Hepsera®), telbivudine (Tyzeka®), tenofovir alafenamide (Vemlidy®), tenofovir disoproxil fumarate (Viread®) and entecavir (Baraclude®)-effectively reduce circulating virus levels by inhibiting reverse transcription. Chronic therapy with these agents can result in reduced liver inflammation and fibrosis. Unfortunately, these are rarely curative, even after years of therapy, and viral replication resumes when therapy is stopped.

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

Our HBV Cure Program Focus: Targeting HBV Core Protein to Achieve a Cure using Core Inhibitors

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

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of cccDNA, a unique DNA moiety that resides in the cell nucleus of HBV-infected cells and is associated with viral persistence and chronic infection. No current oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation highly sought in the HBV field. A key focus of our HBV Cure program is targeting the core protein, a highly conserved viral structural protein that has no human homologue and is involved in numerous aspects of the HBV lifecycle, including the generation of the viral cccDNA. We have discovered several chemically distinct series of core inhibitors, which are small molecules that directly target and allosterically inhibit core protein functions. Our HBV pipeline therefore offers the potential for both first in class and best in class opportunities for developing agents that target critical steps involved in cccDNA generation and the viral lifecycle. We believe that our approach of targeting viral core protein and its related functions provides a promising foundation for substantially improving cure rates for HBV infection.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocyte cells and patients. On this basis, our core inhibitors have shown preclinical proof of principle. In a variety of cell culture models, core inhibitors have demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core related antigen (HBcrAg), HBV surface antigen (HBsAg) and viral pre-genomic RNA (pgRNA). Long-term clinical data from some patients treated with our lead HBV core inhibitor product candidate, ABI-H0731 (731), and NrtI therapy for 16 to 60 weeks has demonstrated a correlation between greater than 3 log reductions in HBV pgRNA levels with multi-log reductions in HBeAg, HBcrAg and HBsAg in patients with HBeAg-positive chronic HBV.

While the goal of our HBV Cure program is to substantially increase cure rates for patients with chronic HBV infection, patients are our first priority. If our product candidates result in improvements to the current standard of care with potential benefit for patients, we would expect to continue to progress them through clinical development and the regulatory approval process for a chronic suppressive indication while continuing to pursue a finite treatment indication with higher cure rates for patients with chronic HBV infection.

Our Product Candidates

Our clinical strategy encompasses testing core inhibitors first as a monotherapy in Phase 1, as required by regulatory agencies, to demonstrate their intrinsic antiviral activity and subsequently in Phase 2 in combination with other classes of HBV therapies.

ABI-H0731

In November 2019, at the American Association for the Study of Liver Diseases Annual Meeting (The Liver Meeting®), we presented final 24-week data from HBeAg-positive patients enrolled in our Phase 2 studies of 731, our lead HBV core inhibitor product candidate—ABI-H0731-201 (Study 201 in NrtI-suppressed patients) and ABI-H0731-202 (Study 202 NrtI-naïve patients). In addition, we presented interim data from an ongoing open-label extension study ABI-H0731-211 (Study 211), where all patients received a combination of 731 and NrtI therapy.

In this analysis, of the 97 patients completing Study 201 or Study 202, 87 were currently receiving a combination of 731 and NrtI therapy and had been treated for at least 16 weeks in Study 211 (cumulative duration of treatment with 731 and NrtI therapy of 16 to more than 40 weeks). 731 was well-tolerated when administered in combination with NrtI therapy with no patients discontinuing treatment due to adverse events (AEs).

As previously reported in the literature, the vast majority of long-term NrtI treated HBeAg-positive patients continue to have low level infectious virus, which was confirmed in Study 201 patients at the time of their enrollment. Final Week 24 results from the HBeAg-positive patients (n=47) demonstrated that, among those with detectable HBV DNA at baseline, 22 out of 27 (81%) of patients treated with 731 and NrtI therapy achieved target not detected (TND) by Week 24 compared to zero out of 12 (0%) patients treated with NrtI therapy only (p<0.001), as measured with a highly sensitive PCR assay (LLOQ 5 = IU/mL). These results indicate that the addition of 731 to ongoing NrtI therapy reduced viral burden to levels not achieved by NrtI therapy alone.

Final Week 24 results from treatment-naïve HBeAg-positive patients in Study 202 (n=25) demonstrated faster and deeper HBV DNA declines in patients receiving 731 and entecavir (ETV) than those receiving ETV alone. Statistically significant reductions of pgRNA were observed by Week 2 with 731 and ETV (p<0.001).

Longer-term treatment with 731 and NrtI therapy resulted in deeper reductions in HBV DNA and pgRNA. In the analysis, 21 out of 25 patients from Study 202 who were in treatment in Study 211 demonstrated mean HBV DNA and pgRNA declines from baseline of 6.3 logs and 3.0 logs, respectively, at Week 48. Of the 27 NrtI-suppressed HBeAg-positive patients who had received 731 and NrtI therapy for at least 40 weeks in Study 201 and were on treatment in Study 211, 18 (67%) achieved HBV DNA TND + pgRNA less than 35 U/mL, along with significant declines in HBeAg and HBcrAg levels in some of these patients.

An important finding based on interim data from Study 211 is the observed correlation between pgRNA and viral antigens. Eleven out of 21 (52%) patients from Study 202 that are now on Study 211 who have been treated with 731 and NrtI therapy for 16 to 60 weeks have achieved decreases in pgRNA of greater than 3 logs. The results in the table below demonstrate that these larger declines in pgRNA were associated with observed reductions in viral antigens. As cccDNA is the only known source of pgRNA, significant declines in pgRNA, coupled with multi-log declines in viral antigens in some patients, suggests that cccDNA pool levels may be decreasing.

Number	<40 U/L	Log10 Decrease	Mean Log Reductions at Last Time Point (range)			Patients Exhibiting ≥0.5 Log Decline (%)
Patients	ALT	pgRNA	HBeAg	HBcrAg	HBsAg	HBeAg	HBcrAg	HBsAg
11	10	>3.0	1.03 (0.0-2.5)	1.42 (0.0-3.1)	0.86 (0.0-3.6)	9 (82)	10 (91)	6 (55)
8	8	2.0-3.0	0.34 (0.1-0.7)	0.45 (0.1-1.0)	0.14 (0.0-0.5)	2 (25)	6 (75)	1 (13)
2	2	<2.0	0.15 (0.9-1.8)	0.29 (0.3-0.3)	0.17 (0.0-0.3)	0 (0)	0 (0)	0 (0)

From the final summary of safety findings in Study 201 and Study 202, 731 when administered with a NrtI therapy for 24 weeks was well-tolerated in both HBeAg-positive and -negative patients with no AEs leading to discontinuation, no Grade 3 or 4 AEs and no serious AEs reported. Five patients receiving 731 and NrtI reported a rash (four Grade 1 and one Grade 2). No associated systemic signs or laboratory abnormalities were observed, and all patients continued treatment through Week 24. Overall, laboratory abnormalities observed were of Grade 1 or 2 severity and occurred in similar proportions of patients across the two treatment groups. With longer-term ongoing treatment in Study 211, interim data indicated that the nature, frequency and severity of AEs and laboratory abnormalities observed were similar to those observed during the initial 24-week treatment period. Study 211 is ongoing, and we expect to continue to report interim, as well as final, data from this study.

Final data from our completed Phase 1a (ABI-H0731-102) PK, safety and tolerability study and Phase 1b (ABI-H0731-101b) study presented at the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2018 showed antiviral activity observed across all patient cohorts. In the 300 mg dose cohort, the mean maximal declines from baseline were reported as ≥2.8* log10 IU/mL after 28 days, with ≥2.9 and 2.5* log10 IU/mL mean declines in HBeAg positive and negative patients, respectively. Maximal viral load declines of 3.6 to 4.0 log10 IU/mL were observed in HBeAg negative patients treated at all dose levels (100 mg to 400 mg). Mean pgRNA reductions observed in the 300 mg dose cohort were 2.3 log10 IU/mL over 28 days. We believe the observed reductions in pgRNA levels are a distinguishing feature of this class of inhibitors compared to standard of care NrtI therapy.

Across all cohorts in the Phase 1a and Phase 1b studies, 731 was generally well-tolerated. No serious adverse effects or dose-limiting toxicities were identified, and there was no pattern of treatment emergent clinical or laboratory abnormalities observed. With the exception of an isolated Grade 3 rash at the 400 mg dose that resolved with no intervention required other than treatment discontinuation, there were no other Grade 3 or Grade 4 AEs, and no other drug discontinuations have occurred in these studies.

ABI-H2158

ABI-H2158 (2158), our second product candidate in the HBV Cure program, is internally discovered and developed and is chemically distinct from 731. In preclinical studies, 2158 has demonstrated increased potency compared to 731, particularly related to prevention of cccDNA generation. In November 2018, we initiated a Phase 1a/1b dose-ranging clinical study of 2158 to assess the safety, tolerability and PK of 2158 in healthy volunteers and then subsequently assess the safety, tolerability, PK and initial antiviral potency in non-cirrhotic patients with chronic HBV infection.

We presented final data from the Phase 1a portion of the Phase 1a/1b dose-ranging clinical study at the Annual Meeting of the EASL in April 2019. The Phase 1a study assessed safety, tolerability and PK in 48 healthy volunteers. 2158 was well tolerated following single and multiple ascending doses. There were no dose dependent treatment-emergent AEs and no pattern of clinical safety or laboratory abnormalities observed within or across any cohorts. Once daily administration is projected to result in trough liver concentrations in excess of the in vitro EC50 of 334 nM at which cccDNA establishment is inhibited by 50%.

We initiated the Phase 1b dose-ranging portion of this study in April 2019 to assess the safety, PK and antiviral activity of 2158 in patients with chronic HBV infection.

In November 2019, at The Liver Meeting®, we reported interim data from the first, low-dose cohort of the Phase 1b portion of the Phase 1a/1b dose-ranging clinical study, which is currently enrolling HBeAg-positive patients in sequential dose cohorts of nine patients, with each cohort randomized to receive oral 2158 or placebo (7:2) once daily for 14 days. The interim data from the initial cohort receiving the lowest dose of 2158 at 100 mg demonstrated potent antiviral activity at this initial dose level, reflected by mean declines from baseline to day 15 of 2.3 log10 [range 1.7 – 3.0] and 2.1 log10 [range 1.5 – 2.7] in HBV DNA and pgRNA, respectively.

No serious AEs, dose limiting toxicities or premature discontinuations have been reported to date. All AEs were Grade 1. One patient assigned to placebo and three patients on 2158 reported AEs that resolved without intervention (dizziness, fatigue, rash, headache and upper abdominal pain). Observed steady-state exposures were in excess of the EC90 for in vitro antiviral and cccDNA assays. We believe that the safety and PK data and parameters from this interim analysis support once daily administration and the continued evaluation of 2158 across the planned dose cohorts in patients with chronic HBV infection. Following completion of the Phase 1b dose-ranging study, we expect to initiate a Phase 2 clinical study in the second quarter of 2020.

ABI-H3733

ABI-H3733 (3733), our third product candidate in the HBV Cure program, has completed Investigational New Drug (IND) enabling studies. 3733 has a novel chemical scaffold separate from both 731 and 2158. We presented a preclinical profile of this candidate at EASL in April 2019. In preclinical studies, 3733 demonstrated potent inhibitory activity against multiple steps in the HBV infection cycle, particularly those relating to cccDNA generation. 3733 has shown favorable physical properties and PK profile in multiple species, along with a low drug-drug interaction potential. In preclinical mechanism of action studies, 3733 has shown enhanced potency in blocking encapsidation of pgRNA and disruption of pre-formed capsids as compared to our other product candidates, and in premature disassembly during trafficking of relaxed circular (rc) DNA containing capsids to the nucleus during infection. 3733 inhibited cccDNA formation with an EC50 of 125 nM. 3733’s enhanced potency and favorable preclinical results support advancement into Phase 1a studies, which we expect to initiate in the first quarter of 2020.

* Excludes one subject found to have pre-existing core inhibitor resistance substitutions at baseline.

Additional Product Candidates

We plan to conduct additional research and development to identify additional product candidates for our HBV Cure program.

License Agreement and Intellectual Property

Indiana University Research and Technology Corporation

In September 2013, we entered into an exclusive license agreement (the IURTC License Agreement) with Indiana University Research and Technology Corporation (IURTC) pursuant to which we acquired, with rights to sublicense, the rights to develop and commercialize products associated with multiple patents and patent applications covering aspects of our HBV program held by IURTC. As part of this agreement, we are obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. Under the IURTC License Agreement, we are also obligated to pay IURTC royalties based on net sales of the licensed technology ranging from 0.5% to 1.75%. In addition, under the IURTC License Agreement, we pay annual diligence maintenance fees of $0.1 million. Milestone payments received by IURTC are fully creditable against the annual diligence maintenance fee for the year in which the milestone payments are received.

The IURTC License Agreement may be terminated by us, with or without cause, upon 90 days advance written notice, by IURTC upon our material breach with 60 days advance written notice or by IURTC, in certain cases, upon our insolvency or bankruptcy immediately upon written notice.

Intellectual property

In regard to our HBV patent estate, we co-own with and exclusively license from Indiana University two issued U.S. patents and related foreign patents and patent applications that relate to compositions of matter and methods of using 731. The issued U.S. patents are expected to expire in 2035 and 2036. In addition, we own a pending U.S. patent application and related foreign applications directed to a process for preparing 731; any patents issuing therefrom are expected to expire in 2038. We also own a provisional patent application directed to formulations of 731. Finally, we co-own and exclusively license additional pending U.S. patent applications and related foreign patent applications directed to analogs of 731.

We own a pending U.S. patent application and related foreign applications that relate to compositions of matter and methods of using 2158; any patents issuing therefrom are expected to expire in 2038. We also own two additional PCT patent applications directed to analogs of 2158.

We own an international (PCT) patent application that relates to compositions of matter and methods of using 3733.

Microbiome Program

Background

Our Microbiome program consists of a fully integrated platform that includes a strain isolation, identification, characterization and function based selection process, methods for strain purification and growth under conditions compliant with Good Manufacturing Practice (cGMP) requirements, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower GI tract.

Our Product Candidates

ABI-M201

We have completed nonclinical studies on our Microbiome program’s lead candidate, ABI-M201 (M-201). We filed an IND application in December 2018 for M201, and in February 2019, we initiated a Phase 1b human clinical study of M201 to evaluate the safety of M201 and its effects on disease activity measures in patients with mildly to moderately active ulcerative colitis (UC) and ongoing treatment with mesalamine. The study’s primary objective is safety and tolerability, and its secondary objectives focus on the effect of M201 treatment in patients with UC.

The study will consist of two sequential, non-overlapping cohorts of patients, separated by intervening interim analysis. Both cohorts will involve eight weeks of study drug treatment. Interim data from the initial treatment cohort (Cohort A), consisting of 20 patents, will inform the decision to advance to the second cohort (Cohort B), consisting of 24 patients, and its dose selection. The patients in Cohort A will be randomized 1:1 to receive either one daily capsule of M201 or placebo in addition to their treatment with mesalamine. The patients in Cohort B will be randomized 3:1 to receive between one to five daily capsules of M201 or placebo in addition to their treatment with mesalamine. In June 2019, we initiated dosing of the first patient in this clinical study.

Additional Product Candidates

Using our microbiome platform capabilities, we are also exploring additional product candidates for other disease indications, including Crohn’s disease (CD) and irritable bowel syndrome (IBS) in connection with the Collaboration Agreement, as well as immune-mediated and metabolic disorders and oncology, which indications we will pursue either internally or in collaboration with other third parties.

Collaboration Agreement

Allergan

On January 6, 2017, we entered into the Collaboration Agreement to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the Collaboration Agreement, we granted Allergan an exclusive worldwide license for rights to preclinical compounds M201 and ABI-M301, targeting UC and CD, respectively, as well as two additional compounds to be identified by us for IBS.

Under the Collaboration Agreement, we and Allergan will collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan.

Pursuant to the terms of the Collaboration Agreement, we received from Allergan an upfront payment of $50.0 million in February 2017. Additionally, we are eligible to receive up to approximately $631.0 million in development milestone payments and up to approximately $2.14 billion in commercial milestone payments contingent upon the successful development and commercialization of licensed compounds for up to six different indications. We are also eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales. We and Allergan have agreed to share development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies on a ⅓, ⅔ basis, respectively, and Allergan has agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75.0 million in the aggregate, we may elect either (a) to fund one-third of such costs in excess of $75.0 million or (b) to allow Allergan to deduct from future development milestone payments one-third of the development costs funded by Allergan in excess of $75.0 million plus a premium of 25%. We have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

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

License Agreement and Intellectual Property

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

Intellectual property

In regard to our microbiome patent estate, we exclusively license from Therabiome, two issued U.S. patents, two pending U.S. patent applications, ten patents granted in foreign jurisdictions including Europe, China, Hong Kong, Japan, Australia, and Canada, and related foreign patent applications that relate to a lower gastrointestinal tract-targeted oral delivery system and methods of use thereof. The issued U.S. patents are expected to expire in 2034. The pending U.S. patent applications, if or when issued, are expected to expire between 2033 and 2034. The foreign patents and any patents issuing from the foreign patent applications are expected to expire between 2033 and 2034. In addition, we own one pending U.S. non-provisional patent application and one pending PCT patent application that relates to M201. We also own six provisional patent applications that relate to additional microbiome-related compositions of matter and methods of use thereof.

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

U.S. drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations, and biological products under both the FDCA and the Public Health Service Act (PHSA) and implementing regulations. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

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

Clinical studies

Clinical studies involve the administration of the investigational new drug or biological product to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical study. Clinical studies are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov.

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

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA. Additionally, IND safety reports must be submitted to the FDA and the investigators within 15 calendar days after determining that the information qualifies for reporting. IND safety reports are required for serious and unexpected suspected adverse reactions, findings from animal or in vitro testing or other studies that suggest a significant risk to humans, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. In addition, a sponsor must notify the FDA within seven calendar days after receiving information concerning any unexpected fatal or life-threatening suspected adverse reaction. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug or biological product has been associated with unexpected serious harm to patients.

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy regarding evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, fast track product, or regenerative advanced therapy.

Marketing approval

Assuming successful completion of the required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA or BLA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs and BLAs is additionally subject to a substantial application user fee, currently approximately $2.9 million and the sponsor of an approved NDA or BLA is also subject to an annual program fee currently set at approximately $0.3 million through September 30, 2020. These fees are typically adjusted on October 1 each year.

The FDA conducts a preliminary review of all NDAs and BLAs within the first 60 days after submission before accepting them for filing to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA or BLA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review of NDAs and BLAs. Under these goals, the FDA has committed to review most original applications for non-priority products within ten months, and most original applications for priority review products, that is, drugs and biological products for a serious or life-threatening condition that the FDA determines represent a significant improvement over existing therapy, within six months. For NDAs for novel products and all BLAs, the ten- and six-month time periods runs from the filing date; for all other original applications, the ten- and six-month time periods run from the submission date. The review process may be extended by the FDA for three additional months to consider certain information or clarification regarding information already provided in the submission. Despite these review goals, it is not uncommon for FDA review of an NDA or BLA to extend beyond the goal date. The FDA may also refer applications for novel drugs or products that present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions.

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

In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a fast track product’s NDA or BLA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a fast track application does not begin until the last section of the NDA or BLA is submitted. In addition, the fast track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical study process. In 2018, the FDA granted fast track designation to 731 for the treatment of patients with chronic HBV infection.

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

Orphan drugs

Under the Orphan Drug Act, as amended, the FDA may grant orphan drug designation to drugs or biological products intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug or biologic for the disease or condition will be recovered from sales of the product in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not shorten the duration of the regulatory review and approval process. The first NDA or BLA applicant to receive FDA approval for a particular active moiety to treat a particular disease with FDA orphan drug designation is entitled to a seven-year exclusive marketing period in the United States for that product and indication. During the seven-year exclusivity period, the FDA may not approve any other applications to market the same drug or biological product for the same orphan indication, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A drug or biological product will be considered clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug or biological product for the same orphan disease or condition, or the same drug or biological product for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA/BLA application user fee.

Pediatric information

Under the Pediatric Research Equity Act of 2003, as amended, an NDA, BLA or supplement to an NDA or BLA for drug or biological products with certain novel features (e.g., new active ingredient, new indication) must contain data that are adequate to assess the safety and effectiveness of the drug or biological product for the claimed indications in all relevant pediatric subpopulations, and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may, on its own initiative or at the request of the applicant, grant deferrals for submission of some or all pediatric data until after approval of the product for use in adults, or full or partial waivers from the pediatric data requirements. A sponsor of a new drug or biological product subject to the above pediatric testing requirements also is required to submit to the FDA a pediatric study plan generally 60 days after an end-of-Phase 2 meeting with the agency. Generally, the pediatric data requirements do not apply to products with orphan drug designation.

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

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing and marketing of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.

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

In order to secure coverage and reimbursement for any product that might be approved for sale, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of the product, in addition to the trials required to obtain FDA or other comparable regulatory approvals. Our product candidates may not be considered medically necessary or cost-effective. A payor’s decision to provide coverage for a drug product does not imply that an adequate reimbursement rate will be approved. Companies may also need to provide discounts to purchasers, private health plans or government healthcare programs. Third-party reimbursement may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to allow us to sell our products at a profit. The U.S. government, state legislatures and foreign governments have shown significant interest in implementing cost containment programs to limit the growth of government-paid health care costs, including price controls, restrictions on reimbursement and requirements for substitution of generic products for branded prescription drugs. Adoption of such controls and measures and tightening of restrictive policies in jurisdictions with existing controls and measures, could limit payments for pharmaceuticals such as the drug candidates that we are developing and could adversely affect our net revenue and results. Even if favorable coverage and reimbursement status is attained for one or more products for which a company or its collaborators receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future.

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. European Union member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of us placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

The marketability of any products for which we may receive regulatory approval for commercial sale is dependent on the availability of adequate coverage and reimbursement from government and third-party payors. In addition, the emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. In particular, in the United States, the Affordable Care Act and its amendment, the Health Care and Education Reconciliation Act (the ACA), contains provisions that may reduce the profitability of drug products, including, for example, increased rebates for drugs sold to Medicaid programs, extension of Medicaid rebates to Medicaid managed care plans, mandatory discounts for certain Medicare Part D beneficiaries and annual fees based on pharmaceutical companies’ share of sales to federal health care programs.

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

•	extension of manufacturers’ Medicaid rebate liability;
•	expansion of eligibility criteria for Medicaid programs;
•	expansion of the entities eligible for discounts under the Public Health Service Act pharmaceutical pricing program;
•	requirements to report financial arrangements with physicians and teaching hospitals;
•	a requirement to annually report drug samples that manufacturers and distributors provide to physicians; and
•	a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research.

Since its enactment, there have been many judicial, Presidential, and Congressional challenges to numerous aspects of the ACA. On January 20, 2017, President Trump signed an Executive Order directing federal agencies with authorities and responsibilities under the ACA to waive, defer, grant exemptions from, or delay the implementation of any provision of the ACA that would impose a fiscal burden on states or a cost, fee, tax, penalty or regulatory burden on individuals, healthcare providers, health insurers, or manufacturers of pharmaceuticals or medical devices. On October 13, 2017, President Trump signed an Executive Order terminating the cost-sharing subsidies that reimburse insurers under the ACA. Several state Attorneys General filed suit to stop the administration from terminating the subsidies, but their request for a restraining order was denied by a federal judge in California on October 25, 2017. The loss of the cost share reduction payments is expected to increase premiums on certain policies issued by qualified health plans under the ACA. Further, on June 14, 2018, the U.S. Court of Appeals for the Federal Circuit ruled that the federal government was not required to pay more than $12 billion in ACA risk corridor payments to third-party payors who argued the payments were owed to them. On December 10, 2019, the U.S. Supreme Court heard arguments in Moda Health Plan, Inc. v. United States, which will determine whether the government must make risk corridor payments. The U.S. Supreme Court’s decision will be released in the coming months, but we cannot predict how the U.S. Supreme Court will rule. The effects of this gap in reimbursement on third-party payors, the viability of the ACA marketplace, providers, and potentially our business, are not yet known.

In December 2018, the Centers for Medicare & Medicaid Services (CMS) published a final rule permitting further collections and payments to and from certain ACA qualified health plans and health insurance issuers under the ACA risk adjustment program in response to the outcome of the federal district court litigation regarding the method CMS uses to determine this risk adjustment. In addition, CMS published a final rule that would give states greater flexibility, starting in 2020, in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces. In addition, CMS has finalized regulations that would give states greater flexibility in setting benchmarks for insurers in the individual and small group marketplaces, which may have the effect of relaxing the essential health benefits required under the ACA for plans sold through such marketplaces.

The Tax Cuts and Jobs Act of 2017 (the Tax Act) includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or the Texas District Court Judge, ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the Fifth Circuit U.S. Court of Appeals held that the individual mandate is unconstitutional and remanded the case to the lower court to reconsider its earlier invalidation of the full ACA. Pending review, the ACA remains in effect, but it is unclear at this time what effect the latest ruling will have on the status of the ACA and the individual mandate. Additionally, on January 22, 2018, President Trump signed a continuing resolution on appropriations for fiscal year 2018 that delayed the implementation of certain ACA mandated fees, including the so called “Cadillac” tax on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain high cost employer-sponsored insurance plans, the annual fee imposed on certain health insurance providers based on market share, and the medical device exercise tax on nonexempt medical devices; however, on December 20, 2019, President Trump signed into law the Further Consolidated Appropriations Act (H.R. 1865), which repeals the Cadillac tax, the health insurance provider tax, and the medical device excise tax.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. In January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

There has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drugs. For example, on September 25, 2019, the Senate Finance Committee introduced a bill intended to reduce Medicare and Medicaid prescription drug prices. Named the Prescription Drug Pricing Reduction Action of 2019, the proposed legislation would restructure the Part D benefit, modify payment methodologies for certain drugs, and impose an inflation cap on drug price increases. An even more restrictive bill was introduced in the House of Representatives on September 19, 2019, the Lower Drug Costs Now Act of 2019, which would require HHS to directly negotiate drug prices with manufacturers. The Lower Drugs Costs Now Act of 2019 has passed out of the House and was delivered to the Senate on December 16, 2019. It is unclear whether either of these bills will make it through both chambers and be signed into law, and if either is enacted, what effect it would have on our business.

Anti-Kickback, False Claims, Fraud and Abuse, and Health Information Privacy and Security Laws and Regulations

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

•

federal civil and criminal false claims laws and civil monetary penalty laws, such as the federal False Claims Act, which impose criminal and civil penalties and authorize civil whistleblower or qui tam actions, against individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;

•

HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;

•

HIPAA, as amended by HITECH, and their respective implementing regulations, which impose requirements on certain covered healthcare providers, health plans, and healthcare clearinghouses as well as their respective business associates that perform services for them that involve the use, or disclosure of, individually identifiable health information, relating to the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;

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

•

the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Effective January 1, 2022, these reporting obligations will extend to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners; and

•	federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states have passed laws that require pharmaceutical companies to comply with the April 2003 Office of Inspector General Compliance Program Guidance for Pharmaceutical Manufacturers and/or the Pharmaceutical Research and Manufacturers of America’s Code on Interactions with Healthcare Professionals. Several states also impose other marketing restrictions or require pharmaceutical companies to make marketing or price disclosures to the state. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

In addition, regulators globally are also imposing greater monetary fines for privacy violations. The General Data Protection Regulation (GDPR), which went into effect on May 25, 2018, applies to any company established in the European Union (EU) as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR also confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations. In addition, the GDPR includes restrictions on cross-border data transfers. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries.

California recently enacted the California Consumer Privacy Act (CCPA) which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted.

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs and biologics is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. For our HBV Cure program, potential competitors include Johnson & Johnson, Roche, Gilead Sciences Inc., GlaxoSmithKline plc, Enanta Pharmaceuticals, Inc., HEC Pharma, Arbutus Biopharma Corp. and Aligos Therapeutics, among others. Additionally, we may face competition from currently available treatments for HBV. For our Microbiome program, our competitors include Johnson & Johnson, Takeda Pharmaceutical Company Ltd, Bristol Myers Squibb Co., Seres Therapeutics, Inc., Vedanta Biosciences, Inc., Finch Therapeutics, Inc., Enterome Bioscience S.A. and Second Genome, Inc. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of ABI-H0731, ABI-H2158 and ABI-H3733 used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for products for our HBV Cure program. In our Microbiome program, we currently utilize internal and third-party manufacturing to supply quantities of drug substance and drug product for use in ongoing and planned nonclinical studies. Third-party manufacturers are used to supply drug substance for early-stage clinical studies in our Microbiome program. We have transitioned third-party manufacturing of drug product to a small-scale internal manufacturing facility for early-stage clinical studies. As we advance these programs through clinical development and potential commercialization, we expect to expand our internal manufacturing capabilities for drug substance and drug product for our Microbiome program.

Employees

As of December 31, 2019, we had 115 employees and contracts with a number of temporary contractors, consultants and contract research organizations.

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

Corporate Information

Our principal executive office is at 331 Oyster Point Blvd., Fourth Floor, South San Francisco, California 94080. Our telephone number is (833) 409-4583.

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

Risks Related to Our Business

We have no approved products and currently are dependent on the future success of our HBV Cure and Microbiome programs.

To date, we have no approved products on the market and have generated no product revenues. Our prospects are substantially dependent on our ability to develop and commercialize our HBV and microbiome product candidates. Unless and until we receive approval from the FDA or other regulatory authorities for our product candidates, we cannot sell our product candidates and will not have product revenues. We will have to fund all of our operations and capital expenditures from cash on hand, any future securities offerings or debt financings and any fees we may generate from out-licensing, collaborations or other strategic arrangements. If we are unable to develop and commercialize any product candidates from our HBV Cure and Microbiome programs, we will be unable to generate revenues from the sale of products or build a sustainable or profitable business.

In addition, all of our product candidates are currently in early clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies, Phase 1a/1b and ongoing Phase 2a clinical data. We cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval. The scientific evidence to support the feasibility of our product candidates and therapeutic approaches is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful, and we may not generate viable products or revenue.

We depend entirely on the success of product candidates from our HBV Cure program and our Microbiome program. We cannot be certain that we or our collaborators will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

We and our collaborators are not permitted to market or promote any product candidates in the United States, Europe, China or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a BLA or NDA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the foreseeable future.

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
•

completing the development and scale-up to permit manufacture of our product candidates in quantities sufficient to execute on our clinical development plans and, eventually, in commercial quantities with sufficient quality and at acceptable prices.

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

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	modification of clinical study protocols;
•	delays by our contract manufacturers to produce and deliver sufficient supply of clinical study materials;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements for clinical studies;
•	delays, suspension, or termination of clinical studies by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and
•	government or other regulatory agency delays or clinical holds requiring suspension or termination of our clinical studies.

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

In our industry, many product candidates that initially showed promise in early stage testing have later been found to cause side effects that prevented their further development. Undesirable side effects caused by any product candidates that we may discover or develop, or safety, tolerability or toxicity issues that may occur in our nonclinical studies, clinical studies or in the future, could cause us or regulatory authorities to interrupt, restrict, delay, or halt clinical studies. Such results could also cause us to, or regulatory authorities to require us to, cease further development of our product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and could significantly harm our business, prospects, financial condition and results of operations.

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
•

regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a Risk Evaluation Mitigation Strategy (REMS) plan to ensure that the benefits of the product outweigh its risks;

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

We merged with Assembly Pharmaceuticals, Inc. (Assembly Pharmaceuticals), a private company, in July 2014. We have only a limited operating history since the merger. Therefore, there is limited historical financial information upon which to base an evaluation of our performance. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We, and Assembly Pharmaceuticals prior to our merger, have generated losses since we began operations and as of December 31, 2019 and December 31, 2018, the combined company had an accumulated deficit of approximately $439.4 million and $341.8 million, respectively, and net losses of approximately $97.6 million, $90.8 million, and $42.8 million for the years ended December 31, 2019, 2018 and 2017, respectively. These net losses have had, and will continue to have, an adverse effect on our stockholders’ equity and working capital. We expect to incur substantial additional losses over the next several years as we continue to pursue our research, development, nonclinical studies and clinical study activities. Further, since our initial public offering, we have incurred and will continue to incur as a public company significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. The amount of future losses and when, if ever, we will achieve profitability are uncertain and will depend, in part, on the rate of increase in our expenses, our ability to generate revenues from the sale of products and our ability to raise additional capital. We have no products that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products unless and until our HBV or microbiome therapies or any other product candidate is approved by the FDA for sale, and we might never generate revenues from the sale of products.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV Cure or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•

advance 731 and 2158, our first and second HBV product candidates, respectively, through clinical development and conduct nonclinical studies and clinical studies of 3733, our third HBV product candidate;

•	advance M201 (UC), our first candidate from our Microbiome program, through Phase 1b clinical development;
•	continue to undertake research and development to identify potential additional product candidates in both our HBV Cure and Microbiome programs;
•	seek regulatory approvals for our product candidates; and
•	pursue our intellectual property strategy.

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

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with core inhibitors. The development of our core inhibitor technology is in early stages, and the commercial feasibility and acceptance of our core inhibitor technology is unknown. More specifically, while there may be initial indications of decreasing cccDNA levels in some treated patients, the theory that treatment with core inhibitors may result in more rapid loss of cccDNA compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of cccDNA pool levels (such as serum pgRNA, HBeAG, HBcrAg and, to a lesser extent, HBsAg in HBV patients) will be meaningfully altered in patients on treatment with core inhibitors. Additionally, even if core inhibitor technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially viable drug if there is not a corresponding medical benefit related to the underlying HBV infection.

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

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In 2018, the FDA granted Fast Track designation to 731 for the treatment of patients with chronic HBV infection. We may seek Fast Track designation for other product candidates, but there is no assurance that it will be granted. Even with Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our product development program.

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

We anticipate that we will incur operating losses for the next several years as we continue to develop our HBV product candidates and our microbiome platform as well as initiate development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change or if clinical study timelines are accelerated. If that happens, we may need additional financing to continue the development of our HBV and microbiome product candidates, which we might seek and receive from the public financial markets, third-party commercial partners, private placements, debt financings or other sources. There is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such events or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

Our Microbiome program is substantially dependent on our Collaboration Agreement with Allergan, which may be terminated or may not be successful due to a number of factors, which could have a material adverse effect on our business and operating results.

In January 2017, we entered into the Collaboration Agreement for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndrome. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors. In particular, Allergan may terminate the Collaboration Agreement at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and may cause our stock price to decline. In June 2019, Allergan and AbbVie Inc. (AbbVie) announced that they had entered into a definitive transaction agreement under which AbbVie will acquire Allergan. Assuming the conditions to close are satisfied, the acquisition is expected to close in early 2020. We do not know what, if any, impact this transaction will have on the Collaboration Agreement.

We are dependent on a license relationship for each of our HBV Cure program and our Microbiome program.

Our license agreement with IURTC from whom we have licensed 731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to 731 and certain other HBV therapies. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $825,000, with a portion related to the first performance milestone having been paid. We also are obligated to pay IURTC royalty payments based on net sales of the licensed technology. We are also obligated to pay diligence maintenance fees ($75,000 to $100,000) each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. Our license with Therabiome, from whom we have licensed a delivery platform for our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program. If we fail to comply with similar obligations to any other licensor, then that licensor would have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

We currently rely on third-party manufacturers to supply the quantities of 731, 2158 and 3733 used in our clinical and nonclinical studies and the drug substance for our Microbiome program. We currently manufacture our microbiome drug product for use in our planned nonclinical studies and early-stage clinical studies; however, we may require third-party manufacturers for subsequent clinical studies or other microbiome drug products. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

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

Companies with core inhibitor products or microbiome products may produce negative clinical data, which will adversely affect public perception of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

Negative data from clinical trials using core inhibitors or microbiome-based therapies (e.g., fecal transplant) could negatively impact the perception of the therapeutic use of our HBV or microbiome product candidates, respectively. This could negatively impact our ability to enroll patients in clinical trials. The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of the use of core inhibitor product candidates and oral live microbial biotherapeutic products (LBPs). Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of core inhibitor product candidates or LBPs we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events in our preclinical studies or clinical trials or those of our competitors or of academic researchers utilizing core inhibitor therapies or microbiome therapies, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

Our product candidates under development in our Microbiome program will be subject to regulation as biologics. These candidates, and any other future product candidates for which we or our collaborators intend to seek approval as biologic products, may face competition sooner than anticipated.

The ACA includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical studies to demonstrate the safety, purity and potency of their product. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological products.

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

If we lose key management or scientific personnel, cannot recruit qualified employees, officers, or other significant personnel or experience increases in our compensation costs, our business might materially suffer.

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

As of December 31, 2019, we had 115 employees and contracts with a number of temporary contractors, consultants and contract research organizations. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success, and any failure to do so could have a material adverse impact on our business, financial condition and results of operations.

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

We might consider opportunities to acquire or invest in other technologies, products and businesses that might enhance our capabilities or complement our current product candidates. Potential and completed acquisitions and strategic investments involve numerous risks, including potential problems or issues associated with the following:

•	assimilating the acquired technologies, products or business operations;
•	maintaining uniform standards, procedures, controls and policies;
•	unanticipated costs associated with the acquisition or investment;
•	diversion of our management’s attention from our preexisting business;
•	maintaining or obtaining the necessary regulatory approvals or complying with regulatory requirements; and
•	adverse effects on existing business operations.

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

Product candidates employing our technology are subject to extensive and rigorous domestic government regulation including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. Both before and after approval of any product, we and our collaborators, suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, clinical studies, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning or untitled letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; voluntary or mandatory product recall; product seizure; interruption of manufacturing or clinical studies; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties including fines and other monetary penalties; exclusion from federal health care programs such as Medicare and Medicaid; adverse publicity; and disruptions to our business. Further, government investigations into potential violations of these laws would require us to expend considerable resources and face adverse publicity and the potential disruption of our business even if we are ultimately found not to have committed a violation. If products employing our technologies are marketed abroad, they will also be subject to extensive regulation by foreign governments, whether or not they have obtained FDA approval for a given product and its uses. Such foreign regulation might be equally or more demanding than corresponding U.S. regulation.

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

We, or any current or future collaborators, cannot assure you that we will receive the approvals necessary to commercialize for sale any of our product candidates, or any product candidate we acquire or develop in the future. We will need FDA approval to commercialize our product candidates in the United States and approvals from the applicable regulatory authorities in foreign jurisdictions to commercialize our product candidates in those jurisdictions. In order to obtain FDA approval of any product candidate, we must submit to the FDA an NDA, in the case of our HBV Cure program, or a BLA, in the case of our product candidates in our Microbiome program, demonstrating that the product candidate is safe for humans and effective for its intended use (for biological products, this standard is referred to as safe, pure and potent). This demonstration requires significant research, nonclinical studies, and clinical studies. Satisfaction of the FDA’s regulatory requirements typically takes many years, depends upon the type, complexity and novelty of the product candidate and requires substantial resources for research, development and testing. We cannot predict whether our research and clinical approaches will result in drugs or biological products that the FDA considers safe for humans and effective for their indicated uses. The FDA has substantial discretion in the approval process and might require us to conduct additional nonclinical and clinical testing, perform post-marketing studies or otherwise limit or impose conditions on any approval we obtain.

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

Depending on the circumstances, failure to meet these post-approval requirements can result in criminal prosecution, fines, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, license revocation or refusal to allow us to enter into supply contracts, including government contracts. In addition, even if we comply with FDA and other requirements, new information regarding the safety or effectiveness of a product could lead the FDA to modify or withdraw product approval or revise product labeling.

The policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, certain policies of the current administration may impact our business and industry. Namely, the current administration has taken several executive actions, including the issuance of a number of Executive Orders, that could impose significant burdens on, or otherwise materially delay, FDA’s ability to engage in routine oversight activities such as implementing statutes through rulemaking, issuance of guidance, and review and approval of marketing applications. Notably, on January 30, 2017, an Executive Order was issued directing all executive agencies, including the FDA, that, for each notice of proposed rulemaking or final regulation to be issued in fiscal years 2018 and beyond, the agencies must identify regulations to offset any incremental cost of a new regulation. On September 8, 2017, the FDA published notices in the Federal Register soliciting broad public comment to identify regulations that could be modified in compliance with this Executive Order. It is difficult to predict how these requirements will be implemented, and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these executive actions impose restrictions on FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

We have never commercialized a product, and even if any product candidate of ours is approved by the appropriate regulatory authorities for marketing and sale, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. Physicians may be reluctant to take their patients off their current medications and switch their treatment regimen. Further, patients often acclimate to the treatment regime that they are currently taking and do not want to switch unless their physicians recommend switching products or they are required to switch due to lack of coverage and adequate reimbursement. In addition, even if we are able to demonstrate our product candidates’ safety and efficacy to the FDA and other regulators, safety or efficacy concerns in the medical community may hinder market acceptance.

Efforts to educate the medical community and third-party payors on the benefits of our product candidates may require significant resources, including management time and financial resources, and may not be successful. If any of our product candidates are approved but do not achieve an adequate level of market acceptance, we may not generate significant revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of the product;
•	the potential advantages of the product compared to competitive therapies;
•	the prevalence and severity of any side effects;
•	whether the product is designated under physician treatment guidelines as a first-, second- or third-line therapy;
•	our ability, or the ability of any future collaborators, to offer the product for sale at competitive prices;
•	the product’s convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try, and of physicians to prescribe, the product;
•	limitations or warnings, including distribution or use restrictions contained in the product’s approved labeling;

•	the strength of sales, marketing and distribution support;
•	changes in the standard of care for the targeted indications for the product; and
•	availability and adequacy of coverage and reimbursement from government payors, managed care plans and other third-party payors.

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

In the United States and in other countries, there have been, and we expect there will continue to be, a number of legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our business. International, federal and state lawmakers regularly propose and, at times, enact legislation that would result in significant changes to the healthcare system, some of which are intended to contain or reduce the costs of medical products and services. The U.S. government and other governments have shown significant interest in pursuing healthcare reform, as evidenced by the ACA.

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

Since its enactment, there have been many judicial, Presidential, and Congressional challenges to numerous aspects of the ACA, and the long ranging effects of these challenges on reimbursement by third-party payors, the viability of the ACA marketplace, providers, and potentially, our business are unknown at this time. In addition, the full impact of the ACA, any law repealing and/or replacing elements of it, and the political uncertainty surrounding any repeal or replacement legislation on our business remains unclear.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. These laws may impact, among other things, our proposed sales, marketing and education programs. In addition, we may be subject to patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. There are ambiguities as to what is required to comply with these requirements, and if we fail to comply with any applicable federal, state or foreign legal requirement, we could be subject to penalties.

Regulators globally are imposing greater monetary fines for privacy violations. The GDPR, which went into effect on May 25, 2018, applies to any company established in the European Union (EU) as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products and services or even prevent us from offering certain products in jurisdictions that we may operate in. Given the limited enforcement of the GDPR to date, particularly in the pharmaceutical space, we face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain  disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information, and the California Attorney General will commence enforcement actions against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed draft regulations, which have not been finalized to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

We could be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

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
•

foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•

business interruptions resulting from geopolitical actions, including tariffs, war and terrorism, natural disasters or outbreaks of disease, such as the outbreak of the novel strain of coronavirus (COVID-19) impacting China and elsewhere.

Certain of our clinical trials and manufacturing of our drug candidates take place in China through third-party CROs, collaborators or manufacturers. A significant disruption in the operation of those CROs, collaborators or manufacturers, could materially adversely affect our business, financial condition and results of operations.

We rely on certain third parties located in China to manufacture our drug candidates. In addition, we are conducting clinical studies in China through CROs located in China and we expect to conduct other clinical studies in China in the future. A natural disaster, epidemic or pandemic disease outbreaks, including the recent COVID-19 outbreak or other events could (i) significantly disrupt the business or operations of our CROs, manufacturers and the clinical sites conducting our clinical studies, (ii) impact clinical study recruitment and enrollment, affect compliance with clinical study protocols and/or impair the ability of sites to monitor enrolled patients, and (iii) delay regulatory filings and interactions with China regulatory agencies. To date, the COVID-19 outbreak has not caused significant disruptions in our manufacturing and clinical studies in China or elsewhere. We will continue to monitor the effects of the COVID-19 outbreak in China and elsewhere on our current and planned clinical studies. Any disruption in China that significantly services provided by CROs for our research and development programs, clinical trial operations conducted by CROs, or our manufacturers’ ability to produce certain drug product candidates in adequate quantities to meet our needs could impede, delay, limit or prevent the research and development of our product candidates. The resulting impact on our research and development programs could materially adversely affect our business, financial condition and results of operations.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, we and our licensors have filed patent applications intended to cover our products candidates and their methods of use. Although we co-own and have in-licensed two issued patents in the U.S. directed to compositions of matter that includes 731, which are expected to expire in 2035 and 2036, and we have in-licensed issued U.S. patents related to delivery technology for our Microbiome program, which are expected to expire in 2034, we do not own or have any rights to any issued patents that cover any of our other product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Since our merger with Assembly Pharmaceuticals on July 11, 2014 through December 31, 2019, the closing price of our common stock has fluctuated widely. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

At December 31, 2019, we had potentially utilizable gross Federal net operating loss carryforwards of approximately $297.6 million, State net operating loss carry-forwards of approximately $309.3 million, Federal and California research and development credit carry forwards of approximately $9.0 million and $5.3 million, respectively, which will begin to expire in 2027. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have determined that an ownership change occurred in each of December 2010, January 2013 and October 2014. The result of these ownership changes is that approximately $40.0 million of our approximately $297.6 million of net operating losses will not be available to us to offset future taxable income. In addition, we may experience ownership changes in the future, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

The trading market for our common stock relies in part on the research and reports that industry or financial analysts publish about us or our business. Currently, a limited number of financial analysts publish reports about us and our business. We do not control these analysts or any other analysts. Furthermore, there are many large, well-established, publicly traded companies active in our industry and market, which may mean that it is less likely that we will receive widespread analyst coverage. If any analyst who covers us downgrades our stock, our stock price could decline rapidly. If one or more analysts cease coverage of our company, we could lose visibility in the market, which in turn could cause our stock price to decline.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The leased location in South San Francisco supports both the HBV Cure and Microbiome programs. Prior to moving into the South San Francisco office and laboratory space in February 2019, we leased office and laboratory space in San Francisco, California under a sublease that expired on February 28, 2019. The leased location in San Francisco, California supported both the HBV Cure and Microbiome programs. We also conduct research, development and small-scale manufacturing activities for the Microbiome program at office and laboratory space in Groton, Connecticut under a lease that expires in March 2021. We also lease office space for administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. The leased location in Carmel, Indiana provides administrative functions for both the HBV Cure and Microbiome programs.

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

Holders of Record

As of February 24, 2020, there were 80 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

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

Set forth below is a graph comparing the total cumulative returns of our common stock, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. The graph assumes $100 was invested in our common stock and each of the indices on December 31, 2014 and that all dividends, if any, are reinvested.

* $100 invested on December 31, 2014 in stock or index, including reinvestment of dividends.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Assembly Biosciences, Inc.	100.00	95.55	154.58	575.70	287.79	260.31
Nasdaq Composite	100.00	105.73	113.66	145.76	140.10	189.45
Nasdaq Biotechnology	100.00	111.42	87.26	105.64	95.79	119.17

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2019 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	5,087,018	(2)	$14.93	1,741,525	(3)

Equity compensation plans not approved by securityholders	1,300,349	(4)	$19.40	10,425	(5)
Total	6,387,367			1,751,950

(1)

The weighted average exercise price is calculated solely based on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units (RSUs), which have no exercise price.

(2)

This number includes the following: 469,400 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 2,432,233 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 2,199,713 were subject to outstanding stock options and 232,520 were subject to outstanding RSUs; 1,753,947 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan, as amended (2018 Plan), of which 1,207,949 were subject to outstanding stock options, 511,198 were subject to outstanding RSUs and 34,800 are underlying stock appreciation rights (which are not included in column (a) but are reflected in column (c)); and 466,238 options assumed by us in connection with our merger with Assembly Pharmaceuticals. This number excludes purchase rights currently accruing under the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan (2018 ESPP).

(3)

This number includes: no shares under the 2010 Plan, which has been frozen; 217,779 shares available for issuance under the 2014 Plan; 1,204,599 shares available for issuance under the 2018 Plan and; 319,147 shares reserved for issuance under the 2018 ESPP. As of March 2, 2020, assuming each participant purchases the maximum number of shares in the current offering period, no more than 61,000 shares are subject to purchase in the current offering, which ends on May 14, 2020.

(4)

This number includes 785,053 shares subject to outstanding awards granted under the 2017 Inducement Award Plan (2017 Inducement Plan), of which 770,053 were subject to outstanding stock options and 15,000 were subject to outstanding RSUs; 500,000 shares subject to stock options granted under the 2019 Inducement Award Plan (2019 Inducement Plan); 15,296 shares subject to warrants granted to one consultant.

(5)	This number includes: 10,425 shares available for issuance under the 2017 Inducement Plan and no shares under the 2019 Inducement Plan.

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

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the 2017 Inducement Plan, the 2019 Inducement Plan and warrants to purchase shares of our common stock issued to one consultant. In April 2017, our board of directors adopted the 2017 Inducement Plan and reserved 800,000 shares of our common stock for issuance under the Inducement Plan, and in August 2019, our board of directors adopted the 2019 Inducement Plan and reserved 500,000 shares of our common stock for issuance under the 2019 Inducement Award Plan. The only persons eligible to receive grants of awards under the either the 2017 Inducement Plan or the 2019 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with us. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.

Shelf Registrations

On December 30, 2015, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-208806, which became effective January 19, 2016 (2016 Registration Statement). Under this shelf registration process, we may from time to time sell any combination of the securities described in the 2016 Registration Statement in one or more offerings for an aggregate offering price of up to $150.0 million. The amount to be registered under the shelf registration consisted of up to $150.0 million of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There was also registered under the shelf registration an indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the 2016 Registration Statement, as the case may be.

On December 29, 2017, we filed a registration statement on Form S-3 with the SEC using a “shelf” registration process, file number 333-222366, which became effective January 10, 2018 (2018 Registration Statement). Under this shelf registration process, we could from time to time sell any combination of the securities described in the registration statement in one or more offerings for an aggregate offering price of up to $250.0 million. The amount to be registered under the shelf registration consists of up to $250.0 million of an indeterminate amount of common stock, preferred stock, debt securities, warrants and/or units. There is also being registered under the shelf registration a currently indeterminate number of (i) shares of common stock or other securities of ours as may be issued upon conversion of, or in exchange for, convertible or exchangeable debt securities and/or preferred stock registered under the registration statement, or (ii) shares of preferred stock, common stock, debt securities or units as may be issued upon exercise of warrants registered by the 2018 Registration Statement, as the case may be. In connection with the filing of the 2018 Registration Statement, we entered into a sales agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $75.0 million under this registration statement through “at the market offerings.”

On November 6, 2017, we closed an offering of common stock with an aggregate offering price of approximately $69.3 million under the 2016 Registration Statement. On July 13, 2018, we closed an offering of common stock with an aggregate offering price of $165.6 million under both the 2016 Registration Statement and the 2018 Registration Statement. On December 16, 2019, we closed an offering of a combination of common stock and pre-funded warrants with an aggregate offering price of approximately $143.7 million under the 2018 Registration Statement. As a result of these offerings, no securities remain available under the 2016 Registration Statement and securities with an aggregate offering price of approximately $21.4 million remain available under the 2018 Registration Statement.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. Selected Financial Data

The following selected balance sheet data for the years ended December 31, 2019 and 2018 and the statement of operations data for the years ended December 31, 2019, 2018 and 2017 should be read in conjunction with Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in conjunction with the consolidated financial statements, related notes and other financial information included elsewhere in this Annual Report. The selected consolidated results of operation data for the years ended December 31, 2016 and 2015 and the balance sheet data for the years ended December 31, 2017, 2016 and 2015 have been derived from audited consolidated financial statements not included herein. Our historical results are not necessarily indicative of the results to be expected in the future.

	December 31,
($ in thousands except for per share amounts)	2019	2018	2017	2016	2015
Balance Sheet Data:
Total assets	$339,907	$268,045	$169,303	$98,119	$133,744
Total stockholders’ equity	273,217	210,653	113,120	79,878	118,742

Statement of Operations Data:
Collaboration revenue	$15,963	$14,804	$9,019	$—	$—
Operating expenses	118,676	107,539	61,246	45,278	29,656
Loss from operations	(102,713)	(92,735)	(52,227)	(45,278)	(29,656)
Interest income	4,300	3,083	983	1,539	1,229
Realized gain (loss) from marketable securities	5	—	(615)	(1,140)	(27)
Loss before income taxes	(98,408)	(89,652)	(51,859)	(44,879)	(28,454)

Income tax (expenses) benefit	774	(1,099)	9,050	618	—
Net loss	$(97,634)	$(90,751)	$(42,809)	$(44,261)	$(28,454)
Unrealized gain/loss on marketable securities, net of tax	146	45	209	221	(822)
Loss per Shares Data:
Basic and dilutive loss per share data	$(3.72)	$(3.98)	$(2.41)	$(2.57)	$(1.81)

The decrease in total assets from approximately $133.7 million as of December 31, 2015 to approximately $98.1 million as of December 31, 2016 is primarily due to cash used in operations. The increase in total assets from approximately $98.1 million as of December 31, 2016 to approximately $169.3 million as of December 31, 2017 was primarily due to a capital raise of $64.8 million in net proceeds in November 2017 and receipt from Allergan of an upfront payment of $50.0 million in February 2017. The increase in total assets from approximately $169.3 million as of December 31, 2017 to approximately $268.0 million as of December 31, 2018 was primarily due to a capital raise of approximately $155.4 million in net proceeds to us in July 2018. The increase in total assets from approximately $268.0 million as of December 31, 2018 to approximately $339.9 million as of December 31, 2019 is primarily due to a capital raise of $134.7 million in net proceeds in December 2019. Since 2014, our operating expenses have increased primarily due to increases in research and development activities and an increase in our total headcount from 21 to 115 employees. See, Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion on results of operations and financing activities since 2017.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Selected Financial Data”, our consolidated financial statements and the related notes thereto and other financial information appearing elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth in this Form 10-K under “Item 1A. Risk Factors.”

Overview

We are a clinical-stage biotechnology company advancing two innovative programs: a novel class of oral therapeutic candidates for the treatment of chronic hepatitis B virus (HBV) infection and a novel class of oral live microbial biotherapeutic candidates, which are designed to treat disorders associated with the microbiome.

HBV Cure Program

Over 250 million people worldwide are chronically infected with HBV. Our HBV Cure program is pursuing multiple drug candidates designed to inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein.

2019 Developments

ABI-H0731:  In November 2019, at the American Association for the Study of Liver Diseases Annual Meeting (The Liver Meeting®), we presented final 24-week data from HBV e antigen (HBeAg) positive patients in our Phase 2 studies of ABI-H0731 (731), our lead HBV core inhibitor product candidate—ABI-H0731-201 (Study 201 in nucleos(t)ide reverse transcriptase inhibitor (NrtI) suppressed patients) and ABI-H0731-202 (Study 202 NrtI-naïve patients). In addition, we presented interim data from an ongoing open-label extension study ABI-H0731-211 (Study 211), where all patients received a combination of 731 and NrtI therapy.

In this analysis, of the 97 patients completing Study 201 or Study 202, 87 were currently receiving a combination of 731 and NrtI therapy and had been treated for at least 16 weeks in Study 211 (cumulative duration of treatment with 731 and NrtI therapy of 16 to more than 40 weeks). 731 was well-tolerated when administered in combination with NrtI therapy with no patients discontinuing treatment due to adverse events (AEs).

As previously reported in the literature, the vast majority of long-term NrtI treated HBeAg positive patients continue to have low level infectious virus, which was confirmed in Study 201 patients at the time of their enrollment. Final Week 24 results from the HBeAg-positive patients (n=47) demonstrated that, among those with detectable HBV DNA at baseline, 22 out of 27 (81%) of patients treated with 731 and NrtI therapy achieved target not detected (TND) by Week 24 compared to zero out of 12 (0%) patients treated with NrtI therapy only (p<0.001), as measured with a highly sensitive PCR assay (lower limit of quantification (LLOQ) 5 = IU/mL). These results indicate that the addition of 731 to ongoing NrtI therapy reduced viral burden to levels not achieved by NrtI therapy alone.

Final Week 24 results from treatment-naïve HBeAg-positive patients in Study 202 (n=25) demonstrated faster and deeper HBV DNA declines in patients receiving 731 and entecavir (ETV) than those receiving ETV alone. Statistically significant reductions of viral pre-genomic RNA (pgRNA) were observed by Week 2 with 731 and ETV (p<0.001).

Longer-term treatment with 731 and NrtI therapy resulted in deeper reductions in HBV DNA and pgRNA. In the analysis, 21 out of 25 patients from Study 202 who were in treatment in Study 211 demonstrated mean HBV DNA and pgRNA declines from baseline of 6.3 logs and 3.0 logs, respectively, at Week 48. Of the 27 NrtI-suppressed HBeAg-positive patients who had received 731 and NrtI therapy for at least 40 weeks in Study 201 and were on treatment in Study 211, 18 (67%) achieved HBV DNA TND + pgRNA less than 35 U/mL, along with significant declines in HBeAg and HBcrAg levels in some of these patients.

An important finding based on interim data from Study 211 is the observed correlation between pgRNA and viral antigens. Eleven out of 21 (52%) patients from Study 202 that are now on Study 211 who have been treated with 731 and NrtI therapy for 16 to 60 weeks have achieved decreases in pgRNA of greater than 3 logs. The results in the table below demonstrate that these larger declines in pgRNA were associated with observed reductions in viral antigens. As cccDNA is the only known source of pgRNA, significant declines in pgRNA, coupled with multi-log declines in viral antigens in some patients, suggests that cccDNA pool levels may be decreasing.

Number	<40 U/L	Log10 Decrease	Mean Log Reductions at Last Time Point (range)			Patients Exhibiting ≥0.5 Log Decline (%)
Patients	ALT	pgRNA	HBeAg	HBcrAg	HBsAg	HBeAg	HBcrAg	HBsAg
11	10	>3.0	1.03 (0.0-2.5)	1.42 (0.0-3.1)	0.86 (0.0-3.6)	9 (82)	10 (91)	6 (55)
8	8	2.0-3.0	0.34 (0.1-0.7)	0.45 (0.1-1.0)	0.14 (0.0-0.5)	2 (25)	6 (75)	1 (13)
2	2	<2.0	0.15 (0.9-1.8)	0.29 (0.3-0.3)	0.17 (0.0-0.3)	0 (0)	0 (0)	0 (0)

From the final summary of safety findings in Study 201 and Study 202, 731 when administered with a NrtI therapy for 24 weeks was well-tolerated in both HBeAg-positive and -negative patients with no AEs leading to discontinuation, no Grade 3 or 4 AEs and no serious AEs reported. Five patients receiving 731 and NrtI reported a rash (four Grade 1 and one Grade 2). No associated systemic signs or laboratory abnormalities were observed, and all patients continued treatment through Week 24. Overall, laboratory abnormalities observed were of Grade 1 or 2 severity and occurred in similar proportions of patients across the two treatment groups. With longer-term ongoing treatment in Study 211, interim data indicated that the nature, frequency and severity of AEs and laboratory abnormalities observed were similar to those observed during the initial 24-week treatment period. Study 211 is ongoing, and we expect to continue to report interim, as well as final, data from this study.

ABI-H2158:  We presented final data from the Phase 1a portion of the Phase 1a/1b dose-ranging clinical study of ABI-H2158 (2158) at the Annual Meeting of the European Association for the Study of the Liver (EASL) in April 2019. The Phase 1a study assessed safety, tolerability and pharmacokinetics (PK) in 48 healthy volunteers. 2158 was well tolerated following single and multiple ascending doses. There were no dose dependent treatment-emergent AEs and no pattern of clinical safety or laboratory abnormalities observed within or across any cohorts. Once daily administration is projected to result in trough liver concentrations in excess of the in vitro EC50 of 334 nM at which cccDNA establishment is inhibited by 50%. We initiated the Phase 1b dose-ranging portion of this study in April 2019 to assess the safety, PK and antiviral activity of 2158 in patients with chronic HBV infection.

In November 2019, at The Liver Meeting®, we reported interim data from the first, low-dose cohort of the Phase 1b portion of the Phase 1a/1b dose-ranging clinical study, which is currently enrolling HBeAg-positive patients in sequential dose cohorts of nine patients, with each cohort randomized to receive oral 2158 or placebo (7:2) once daily for 14 days. The interim data from the initial cohort receiving the lowest dose of 2158 at 100 mg demonstrated potent antiviral activity at this initial dose level, reflected by mean declines from baseline to day 15 of 2.3 log10 [range 1.7 – 3.0] and 2.1 log10 [range 1.5 – 2.7] in HBV DNA and pgRNA, respectively.

No serious AEs, dose limiting toxicities or premature discontinuations have been reported to date. All AEs were Grade 1. One patient assigned to placebo and three patients on 2158 reported AEs that resolved without intervention: dizziness, fatigue, rash, headache and upper abdominal pain. Observed steady-state exposures were in excess of the EC90 for in vitro antiviral and cccDNA assays. We believe that the safety and PK data and parameters from this interim analysis support once daily administration and the continued evaluation of 2158 across the planned dose cohorts in patients with chronic HBV infection. Following completion of the Phase 1b dose-ranging study, we expect to initiate a Phase 2 clinical study in the second quarter of 2020.

Microbiome Program

In recent years, there has been increasing scientific evidence suggesting the therapeutic potential of the human microbiome—the billions of microbes living in and on people-to impact health and disease. Our Microbiome program builds upon experience reported in the literature of successfully treating various disease indications with fecal microbiota transplants (FMT) and seeks to provide a pharmacologically relevant therapy using a “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

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

2019 Developments

In February 2019, we initiated a Phase 1b human clinical study of ABI-M201 (M201) to evaluate the safety of M201 and its effects on disease activity measures in patients with mildly to moderately active ulcerative colitis (UC) and ongoing treatment with mesalamine. The study’s primary objective is safety and tolerability, and its secondary objectives focus on the effect of M201 treatment in patients with UC.

The study will consist of two sequential, non-overlapping cohorts of patients, separated by intervening interim analysis. Both cohorts will involve eight weeks of study drug treatment. Interim data from the initial treatment cohort (Cohort A), consisting of 20 patents, will inform the decision to advance to the second cohort (Cohort B), consisting of 24 patients, and its dose selection. The patients in Cohort A will be randomized 1:1 to receive either one daily capsule of M201 or placebo in addition to their treatment with mesalamine. The patients in Cohort B will be randomized 3:1 to receive between one to five daily capsules of M201 or placebo in addition to their treatment with mesalamine. In June 2019, we initiated dosing of the first patient in this clinical study.

Collaboration Agreement

On January 6, 2017, we entered into the Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan to develop and commercialize select microbiome gastrointestinal programs. Pursuant to the terms of the Collaboration Agreement, Allergan paid us an upfront payment of $50.0 million in February 2017. Additionally, we are eligible to receive up to approximately $631.0 million in payments related to seven development milestones and up to approximately $2.14 billion in payments related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds for up to six different indications. We have agreed with Allergan to share development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies on a ⅓, ⅔ basis, respectively, and Allergan has agreed to assume all post-POC development costs. Additionally, we have an option to co-promote the licensed programs in the United States and China, subject to certain conditions set forth in the Collaboration Agreement.

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California and research, development and small-scale manufacturing activities in Groton, Connecticut and administrative offices in Carmel, Indiana.

Since our inception, we have had no revenue from product sales and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations since then. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing small-scale manufacturing capabilities for certain of our product candidates, maintaining and improving our patent portfolio and raising capital. We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of December 31, 2019, we had an accumulated deficit of approximately $439.4 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, to each of our programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below (in thousands):

	Year Ended December 31,
	2019	2018	2017
HBV	$50,843	$41,486	$23,221
Microbiome(1)	23,538	19,435	15,581
Stock- based compensation	11,376	11,820	5,423
Total	$85,757	$72,741	$44,225

(1)	Expenses presented for Microbiome do not reflect reimbursement of expenses under the Collaboration Agreement with Allergan as discussed in Note 8 to the Consolidated Financial Statements.

The successful discovery and development of our product candidates is highly uncertain. As such, at this time, we cannot reasonably estimate, or know the nature, timing and estimated costs, of the efforts that will be necessary to complete the remainder of their development. We are also unable to predict when, if ever, material net cash inflows will commence from our product candidates. This is due to the numerous risks and uncertainties associated with developing medicines, including the uncertainty of:

•

the timing, progress and success of our Phase 2 clinical development of 731, our Phase 1 and potential Phase 2 clinical development of 2158, our Phase 1 clinical development of M201, and our nonclinical and planned clinical development activities for 3733 and other product candidates we may identify in each of the HBV Cure and Microbiome programs;

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

We anticipate that our general and administrative expenses will increase in the future to support continued research and development activities, potential commercialization of our product candidates and increased costs of operating as a public company. These increases will likely include increased costs related to the hiring of additional personnel and fees to outside consultants, lawyers and accountants, among other expenses. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with exchange listing and U.S. Securities and Exchange Commission (SEC) requirements, insurance, and investor relations costs.

Interest income

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. We evaluate our estimates and judgments, including those described in greater detail below, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration to which we are entitled in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. We estimated standalone selling prices of our performance obligations using income-based valuation approach for the estimated value a licensor of the compounds would receive. We recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied. We recognize revenues for each of our distinct performance obligations as the related research and development services are performed because our customer consumes the benefit of research and development work simultaneously as we perform these services.

Upfront License Fees

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

Development and Regulatory Milestone Payments

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

Research and Development Service Payments

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

Sales-based Milestone and Royalty Payments

Our customer may be required to pay us sales-based milestone payments or royalties on future sales of commercial products.  We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming our licensed intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

We receive payments from our customer based on billing schedules established in each contract.  Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under the arrangement.  If the related performance obligation is expected to be satisfied within the next 12 months, these amounts will be classified in current liabilities. We recognize a contract asset relating to our conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when our right to consideration is unconditional.  A net contract asset or liability is presented for each contract with a customer. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

We may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the standalone selling prices of identified performance obligations, which may include forecasted revenue, development timelines, reimbursement rates for personnel and other research and development costs, discount rates and probabilities of technical and regulatory success, and estimating the progress towards satisfaction of performance obligations.

On January 1, 2018, we adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Accounting Standards Codification Topic 606) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. We also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the year ended December 31, 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date of ASC 606, we had only one contract with a customer, Allergan, that had not been completed.  Based on our analysis, we concluded there was no significant change in applying ASC 606 to our agreement with Allergan and no amounts have been recognized within “accumulated deficit” in the consolidated balance sheet related to the adoption of the new standard.

Goodwill and Indefinite-Lived Intangible Assets

Goodwill and indefinite-lived intangible assets are reviewed for impairment at least annually in the fourth quarter and more frequently if events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Impairment of goodwill and indefinite-lived intangibles is determined to exist when the fair value is less than the carrying value of the net assets being tested.

Goodwill

We determined that we have only one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not that the fair value of goodwill is less than its carrying amount (the qualitative impairment test). Some of the factors considered in the assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elect not to use the qualitative impairment test, a quantitative impairment test is performed using a two-step process. The first step of the goodwill qualitative impairment assessment compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired, and the second step of the impairment test is not required. We use our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling shareholder to benefit from synergies and other intangible assets that arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe that the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. Should our market capitalization be less than our total stockholders’ equity as of our annual test date or as of any interim impairment testing date, we would also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of our reporting unit is greater than our carrying amount. If we were to use an income approach, we would establish a fair value by estimating the present value of our projected future cash flows expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value would be intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology would consider projections of financial performance for a period of several years combined with an estimated residual value. The most significant assumptions we would use in a discounted cash flow methodology are the discount rate, the residual value and expected future revenues, gross margins and operating costs, along with considering any implied control premium. The second step, if required, compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit's goodwill exceeds its implied fair value, an impairment charge is recognized in an amount equal to that excess. Implied fair value is the excess of the fair value of the reporting unit over the fair value of all identified assets and liabilities. In 2019, we elected to bypass the qualitative goodwill impairment assessment. As of October 1, 2019, we have determined through a quantitative impairment test that the fair value significantly exceeded the carrying value of our single reporting unit, and concluded that goodwill was not impaired. We did not recognize any goodwill impairment in any of the years presented.

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

For 2019, we elected to perform a qualitative impairment test and concluded that it is more likely than not that the fair value of our IPR&D asset exceeded the carrying value and no further testing was required. We did not recognize any IPR&D impairment in any of the years presented.

For asset purchases outside of business combinations, we expense any purchased research and development assets as of the acquisition date if they have no alternative future uses.

Research and Development Expense and Accruals

Research and development costs include personnel-related costs, outside contracted services including clinical study costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development and costs incurred under the Collaboration Agreement. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized or consumed. Assets acquired as part of an asset acquisition that are used in research and development or are IPR&D are immediately expensed as research and development unless there is an alternative future use in other research and development projects.

As part of the process of preparing our consolidated financial statements, we are required to estimate certain research and development expenses. This process involves reviewing quotations and contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized or consumed. Examples of estimated amortized or accrued research and development expenses include fees to:

•	CROs and other service providers in connection with clinical studies;
•	CMOs in connection with the production of clinical trial materials; and
•	vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2019 and 2018.

Stock-Based Compensation

For equity awards that vest subject to the satisfaction of service requirements, compensation expense is measured based on the fair value of the award on the date of grant and is recognized as expense on a straight-line basis over the requisite service period. Stock-based awards with graded vesting schedules are recognized using the accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award. For stock awards which have a performance condition, compensation cost is measured based on the fair value on the grant date (the date performance targets are established) and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance objective becomes probable. We assess the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when incurred.

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

We expect to continue to grant stock options and other equity awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

Off-Balance Sheet Arrangements

Since our inception, we have not engaged in any off-balance sheet arrangements, including the use of structured finance, special purpose entities or variable interest entities.

Contractual Obligations

We have contractual and commercial obligations under our operating lease commitments and licenses. The following table summarizes our future contractual obligations and commercial commitments at December 31, 2019 (in thousands):

	Payments Due By Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
Operating lease obligations	$4,583	$7,229	$3,303	$—	$15,115
License obligations	175	75	—	—	250
Total contractual obligations	$4,758	$7,304	$3,303	$—	$15,365

In general, milestone and royalty payments associated with certain license agreements have not been included in the above table of contractual obligations, because we cannot reasonably estimate if or when they will occur. The milestone payments included in the table of contractual obligations above are payments we believe are reasonably likely to occur during the indicated time periods. Excluded from the table are future research and development expenses under the Collaboration Agreement of up to $25.0 million. We enter into contracts in the normal course of business with CROs for clinical trials and CMO’s for clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice, and therefore, are cancelable contracts and not included in the table above. Further, we anticipate that our operating lease obligations will be higher than projected as we renew existing real estate leases that expire in 2020 and enter into new or expanded real estate leases.

Results of Operations

General

At December 31, 2019, we had an accumulated deficit of approximately $439.4 million primarily as a result of research and development expenses and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are at an early stage of development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2019 and 2018

Collaboration Revenue

During the year ended December 31, 2019, we generated approximately $16.0 million of collaboration revenue, which included the amortization of deferred revenue and reimbursement revenue in each case incurred under the Collaboration Agreement, an increase of approximately $1.2 million from approximately $14.8 million for the same period in 2018. The increase was based on increased research efforts performed during 2019 for our Microbiome program.

Research and Development Expense

Research and development expense, excluding stock-based compensation expense, was approximately $74.4 million for the year ended December 31, 2019, an increase of approximately $13.5 million from approximately $60.9 million for the same period in 2018. The increase in research and development expenses was primarily due to an increase of approximately $9.4 million in research expenses for our HBV-cure program and an increase of approximately $4.1 million in research expenses for our Microbiome program.

Stock-based compensation expense was approximately $11.4 million for the year ended December 31, 2019, a decrease of approximately $0.4 million from approximately $11.8 million for the year ended December 31, 2018.

General and Administrative Expense

General and administrative expense, excluding stock-based compensation expense, was approximately $23.7 million for the year ended December 31, 2019, an increase of approximately $5.6 million from approximately $18.1 million for the same period in 2018. The increase in general and administrative expenses was primarily due to an increase of approximately $3.5 million in employee related expenses due to the addition of employees in executive management, finance and human resources. This increase also includes a one-time expense of $1.7 million for severance packages in conjunction with the relocation of our corporate headquarters to South San Francisco, California effective January 1, 2020, the departure of one of our former executives, $0.9 million in rent expenses for our new office in South San Francisco and $0.3 million in professional expenses.

Stock-based compensation expense was approximately $9.2 million for the year ended December 31, 2019, a decrease of approximately $7.5 million from approximately $16.7 million for the year ended December 31, 2018. The decrease was primarily due to a $4.3 million one-time expense related to the departure and transition to consultant of one of our former executive officers in 2018 coupled with the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of our former executive officers in 2019.

Interest and Other Income

Interest and other income was approximately $4.3 million for the year ended December 31, 2019 compared to approximately $3.1 million for the same period in 2018. Interest income for the years ended December 31, 2019 and 2018 was primarily related to interest income earned on marketable securities, corporate bonds and money market funds as a result of higher balances carried in 2019.

Income Tax (Expense) Benefit

Income tax benefit for the year ended December 31, 2019 was approximately $0.8 million compared to an income tax expense for year ended December 31, 2018 of $1.1 million. The income tax benefit in the current year is primarily due to a change in the Company’s state and local effective tax rate and recording the impact of certain indefinite-lived deferred tax asset carryforwards. The income tax expense recognized in the prior year is primarily due to a change in our state and local effective tax rate.

Comparison of the Years Ended December 31, 2018 and 2017

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

Stock-based compensation expense was approximately $16.7 million for the year ended December 31, 2018, an increase of approximately $13.5 million from approximately $3.2 million for the year ended December 31, 2017. The increase was due, in part, to a $4.3 million one-time expense related to the departure and transition to consultant of one of our former executive officers and an incremental expense of approximately $5.0 million was recognized due to the addition of a new executive officer in 2017.

Interest and Other Income

Interest and other income was approximately $3.1 million for the year ended December 31, 2018 compared to approximately $1.0 million for the same period in 2017. Interest income for the years ended December 31, 2018 and 2017 was primarily related to interest income on marketable securities, corporate bonds and money market funds.

Income Tax (Expense) Benefit

Income tax expense for the year ended December 31, 2018 was approximately $1.1 million compared to an income tax benefit for year ended December 31, 2017 of $9.1 million. The income tax expense in the current year is primarily due to a change in the Company’s realizability of its state and local effective tax rate.  The income tax benefit recognized in the prior year is primarily due to the Tax Cuts and Jobs Act of 2017 (the Tax Act) enacted on December 22, 2017, which reduced the U.S. federal corporate tax rate to 21%. The changes effected by the Tax Act resulted in tax benefit of $9.1 million, of which $8.6 million relates to the Tax Act.

Liquidity and Capital Resources

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2019 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of approximately $546.4 million in net proceeds from public offerings and private placements from inception to December 31, 2019. Additionally, in February 2017, we received a $50.0 million upfront payment in connection with the execution of the Collaboration Agreement.

In November 2017, we sold to various investors an aggregate of 2,541,000 shares of common stock in a public offering at $27.25 per share, which included the exercise in full by the underwriters of their option to purchase 331,500 additional shares of common stock. We received aggregate net proceeds of approximately $64.8 million from the offering and option exercise, after deducting underwriting discounts and commissions and offering expenses.

In July 2018, we sold to various investors an aggregate of 4,600,000 shares of common stock in a public offering at $36.00 per share, which included the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock. We received aggregate net proceeds of approximately $155.4 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable.

In December 2019, we sold to various investors an aggregate of 6,287,878 shares of common stock at a public offering price of $16.50 per share, which included the exercise in full by the underwriters of their option to purchase 1,136,363 shares of common stock, and pre-funded warrants to purchase 2,424,242 shares of common stock at a public offering price of $16.499. We received aggregate net proceeds of approximately $134.7 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable.

Cash Flows

A summary of our cash flows for the periods presented was as follows:

	Year Ended December 31,
	2019	2018	2017
Operating activities	$(84,067)	$(64,958)	$1,860
Investing activities	(50,318)	(135,397)	(15,642)
Financing activities	139,646	159,793	67,240
Net increase (decrease) in cash and cash equivalents	$5,261	$(40,562)	$53,458

Net Cash (Used in) Provided by Operating Activities

Net cash used in operating activities was approximately $84.1 million for the year ended December 31, 2019. This was primarily due to approximately $97.6 million of net loss, a decrease of $9.5 million of operating assets and liabilities, approximately $0.8 million of deferred income tax benefit and $1.7 million of amortization of discount on marketable securities, which were offset by a $20.6 million non-cash expense recorded for stock-based compensation, $4.5 million of amortization of operating lease right-of-use assets and approximately $0.5 million of depreciation and amortization expense.

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

Net Cash Used in Investing Activities

Net cash used in investing activities for the year ended December 31, 2019 was approximately $50.3 million primarily due to a purchase of approximately $281.3 million marketable securities and $1.6 million of fixed assets, which were offset by approximately $203.9 million for the redemption of marketable securities and $28.7 million for the sale of marketable securities.

Net cash used in investing activities for the year ended December 31, 2018 was approximately $135.4 million primarily due to a purchase of approximately $183.9 million marketable securities and $0.3 million of fixed assets and construction in progress, which were offset by approximately $48.9 million for the redemption of marketable securities.

Net cash used in investing activities for the year ended December 31, 2017 was approximately $15.6 million primarily due to the purchase of approximately $48.2 million of marketable securities and $0.9 million of fixed assets, and offset by a $33.5 million redemption of marketable securities during the year.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2019 was approximately $139.6 million resulting from the net proceeds of approximately $134.7 million from our public offering of 6,287,878 shares of common stock and 2,424,242 pre-funded warrants to purchase 2,424,242 shares of common stock at a public offering price of $16.499, including 1,136,363 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, approximately $4.2 million from the exercise of stock options to purchase 585,292 shares of common stock and approximately $0.7 million from the issuance of 59,370 shares of common stock under our 2018 ESPP .

Net cash provided by financing activities for the year ended December 31, 2018 was approximately $159.8 million, resulting from the net proceeds of approximately $155.4 million from our public offering of 4,600,000 shares of common stock, including 600,000 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $4.0 million from the exercise of stock options to purchase 775,224 shares of common stock.

Net cash provided by financing activities in the year ended December 31, 2017 was approximately $67.2 million, resulting from the net proceeds of approximately $64.8 million from our public offering of 2,541,500 shares of common stock, including 331,500 shares of common stock purchased by the underwriters pursuant to their 30-day option to purchase additional shares, and approximately $2.4 million from the exercise of stock options to purchase 353,612 shares of common stock resulting in 349,720 shares issued due to utilization of net exercise provisions by some option holders.

Future Funding Requirements

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

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in December 2019. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

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

Inflation generally affects us by increasing our cost of labor and clinical study costs. We do not believe that inflation has had a material effect on our results of operations during 2019, 2018 or 2017.

Item 8. Financial Statements and Supplementary Data

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), that is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2019, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2019 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Our independent registered public accounting firm, Ernst & Young LLP has issued an opinion on the effectiveness of our internal control over financial reporting as of December 31, 2019. The report of Ernst & Young LLP is included with the financial statements appended to this Form 10-K pursuant to Item 8.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2019 and is incorporated in this Annual Report on Form 10-K by reference.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Securities Exchange Act, our directors and executive officers are required to file reports with the SEC indicating their holdings of and transactions in our equity securities. To our knowledge, based solely on our review of the copies of such reports furnished to us and written representations that our officers, directors and holders of more than 10% of our common stock complied with all applicable filing requirements during the fiscal year ended December 31, 2019.

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

ITEM 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Fourth Amended and Restated Certificate of Incorporation dated May 31, 2018.	8-K	06/01/2018	3.1
3.2	Amended and Restated Bylaws as amended through August 6, 2019.	10-Q	11/7/2019	3.1
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
4.2	Form of Pre-Funded Warrant.	8-K	12/16/2019	4.1
4.3	Description of Securities				X
10.1	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences, Inc., as Sub-Sublandlord, and Assembly Biosciences, Inc., as Sub-Subtenant.	10-Q	11/08/2018	10.1
10.2*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.3*	License and Collaboration Agreement dated November 8, 2013, by and between Ventrus Biosciences, Inc. and Therabiome, LLC.	10-K	03/31/2014	10.22
10.4*	Research, Development, Collaboration and License Agreement dated January 6, 2017 between Assembly Biosciences, Inc. and Allergan Pharmaceuticals International Limited.	10-Q	05/8/2017	10.1
10.5#	Employment Agreement, dated August 6, 2019, between Assembly Biosciences, Inc. and John G. McHutchison, A.O., M.D.	10-Q	11/07/2019	10.1
10.6#	Employment Agreement, dated September 30, 2019, between Assembly Biosciences, Inc. and Thomas J. Russo, effective as of October 28, 2019.	10-Q	11/07/2019	10.6
10.7#	Employment Agreement, dated October 22, 2019, between Assembly Biosciences, Inc. and Luisa M. Stamm, M.D., Ph.D. effective as of November 6, 2019.				X
10.8#	Employment Agreement, dated December 17, 2015, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D., effective as of January 5, 2016.	10-Q	11/9/2016	10.1
10.9#	Amendment No. 1 to Employment Agreement, dated October 10, 2018, between Assembly Biosciences, Inc. and Richard Colonno, Ph.D.	8-K	10/12/2018	10.2
10.10#	Amended and Restated Employment Agreement, dated October 10, 2018, between Assembly Biosciences, Inc. and Jackie Papkoff, Ph.D.	10-K	02/28/2019	10.11
10.11#	2010 Equity Incentive Plan	S-1/A	10/4/2010	10.14
10.12#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	6/6/2016	10.1
10.13#	Form of Notice of Stock Option Grant and Stock Option Agreement under Amended and Restated 2014 Stock Incentive Plan.	S-8	9/17/2014	10.28
10.14#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1
10.15#	Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Inducement Award Plan).	10-Q	08/09/2017	10.1
10.16#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.17#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.18#	Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	6/1/2018	10.1
10.19#	Amendment No. 1 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan	8-K	05/21/2019	10.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.20#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.	8-K	6/1/2018	10.2
10.21#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	6/1/2018	10.3
10.22#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.23#	Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.	8-K	6/1/2018	10.4
10.24#	Assembly Biosciences, Inc. 2019 Inducement Award Plan	10-Q	11/07/2019	10.4
10.25#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	10-Q	11/07/2019	10.5
10.26#†	Separation Agreement, dated August 6, 2019, between Assembly Biosciences, Inc. and Derek A. Small.	10-Q	11/07/2019	10.2
10.27#†	Consulting Agreement, effective January 1, 2020, between Assembly Biosciences, Inc. and Derek A. Small.	10-Q	11/07/2019	10.3
10.28#†	Separation Agreement, dated May 6, 2019, between Assembly Biosciences, Inc. and Uri A. Lopatin, M.D..	10-Q	08/05/2019	10.1
10.29#†	Consulting Agreement, effective May 7, 2019, between Assembly Biosciences, Inc. and Uri A. Lopatin, M.D..	10-Q	08/05/2019	10.2
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page)				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1‡	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2‡	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
#	Represents management contracts or compensatory plans or arrangements.
†	Portions of this exhibit (indicated by asterisks) have been omitted in accordance with the rules of the Securities and Exchange Commission.
‡

The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are to be deemed furnished and shall not be deemed “filed” with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.  Form 10-K Summary.

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 4, 2020	By:	/s/ John G. McHutchison, A.O., M.D.
	Name:	John G. McHutchison, A.O., M.D.
	Title:	Chief Executive Officer and President

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. McHutchison, A.O., M.D., Thomas J. Russo, CFA and Elizabeth H. Lacy, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. McHutchison, A.O., M.D.	Chief Executive Officer, President and Director	March 4, 2020
John G. McHutchison, A.O., M.D.	(Principal Executive Officer)

/s/ Thomas J. Russo, CFA	Chief Financial Officer	March 4, 2020
Thomas J. Russo, CFA	(Principal Financial and Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	March 4, 2020
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	March 4, 2020
Anthony E. Altig

/s/ Mark Auerbach	Director	March 4, 2020
Mark Auerbach

/s/ Richard D. DiMarchi, Ph.D.	Director	March 4, 2020
Richard D. DiMarchi, Ph.D.

/s/ Myron Z. Holubiak	Director	March 4, 2020
Myron Z. Holubiak

/s/ Helen S. Kim	Director	March 4, 2020
Helen S. Kim

/s/Alan J. Lewis, Ph.D.	Director	March 4, 2020
Alan J. Lewis, Ph.D.

/s/ Susan Mahony, Ph.D.	Director	March 4, 2020
Susan Mahony, Ph.D.

/s/ Derek A. Small	Director	March 4, 2020
Derek A. Small

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated March 4, 2020 expressed an unqualified opinion thereon.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), and the related amendments, effective January 1, 2019, using the modified retrospective approach.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for revenue in 2018 due to the adoption of Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments, effective January 1, 2018, using the modified retrospective method.

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

March 4, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Assembly Biosciences, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Assembly Biosciences, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated March 4, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Redwood City, California

March 4, 2020

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	As of December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$46,732	$41,471
Marketable securities	227,311	176,609
Accounts receivable from collaboration	3,374	2,430
Prepaid expenses and other current assets	5,363	1,992
Total current assets	282,780	222,502

Property and equipment, net	1,830	557
Operating lease right-of-use assets	11,975	—
Other assets	1,684	3,348
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$339,907	$268,045

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,731	$3,693
Accrued clinical expenses	4,826	3,561
Other accrued expenses	8,286	6,118
Deferred revenue - short-term	6,411	5,100
Operating lease liabilities - short-term	3,186	—
Total current liabilities	24,440	18,472

Deferred rent	—	108
Deferred tax liabilities	2,531	3,252
Deferred revenue - long-term	30,637	35,560
Operating lease liabilities - long-term	9,082	—
Total liabilities	66,690	57,392

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2019 and 2018; 32,558,307 and 25,495,425 shares issued and outstanding as of December 31, 2019 and 2018, respectively	32	25
Additional paid-in capital	712,807	552,762
Accumulated other comprehensive loss	(201)	(347)
Accumulated deficit	(439,421)	(341,787)
Total stockholders' equity	273,217	210,653
Total liabilities and stockholders' equity	$339,907	$268,045

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

	Year ended December 31,
	2019	2018	2017
Collaboration revenue	$15,963	$14,804	$9,019

Operating expenses:
Research and development	85,757	72,741	44,225
General and administrative	32,919	34,798	17,021
Total operating expenses	118,676	107,539	61,246
Loss from operations	(102,713)	(92,735)	(52,227)

Other income (expenses)
Interest and other income	4,300	3,083	983
Other income (expense), net	5	—	(615)
Total other income	4,305	3,083	368
Loss before income taxes	(98,408)	(89,652)	(51,859)

Income tax benefit (expense)	774	(1,099)	9,050
Net loss	$(97,634)	$(90,751)	$(42,809)

Other comprehensive income
Unrealized gain on marketable securities, net of tax	146	45	209
Comprehensive loss	$(97,488)	$(90,706)	$(42,600)

Net loss per share, basic and diluted	$(3.72)	$(3.98)	$(2.41)
Weighted average common shares outstanding, basic and diluted	26,258,790	22,801,644	17,750,380

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2016	17,246,754	$17	288,689	(601)	(208,227)	79,878
Sale of common stock, net of underwriters' discount and costs	2,541,500	3	64,845	—	—	64,848
Issuance of common stock upon exercise of stock options	349,720	—	2,393	—	—	2,393
Unrealized gain on marketable securities, net of tax	—	—	—	209	—	209
Stock-based compensation	—	—	8,601	—	—	8,601
Net loss	—	—	—	—	(42,809)	(42,809)
Balance as of December 31, 2017	20,137,974	$20	364,528	(392)	(251,036)	113,120
Sale of common stock, net of underwriters' discount and costs	4,600,000	4	155,421	—	—	155,425
Issuance of common stock upon exercise of stock options	735,030	1	3,959	—	—	3,960
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	21,483	—	408	—	—	408
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	938	—	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	45	—	45
Stock-based compensation	—	—	28,446	—	—	28,446
Net loss	—	—	—	—	(90,751)	(90,751)
Balance as of December 31, 2018	25,495,425	$25	552,762	(347)	(341,787)	210,653
Sale of common stock and pre-funded warrants, net of underwriters' discount and costs	6,287,878	6	134,655	—	—	134,661
Issuance of common stock upon exercise of stock options	585,292	1	4,237	—	—	4,238
Settlement of RSUs for cash	—	—	(4)	—	—	(4)
Issuance of common stock under ESPP	59,370	—	747	—	—	747
Issuance of shares of common stock for settlement of RSUs	130,342	—	—	—	—	—
Unrealized gain on marketable securities, net of tax	—	—	—	146	—	146
Stock-based compensation	—	—	20,410	—	—	20,410
Net loss	—	—	—	—	(97,634)	(97,634)
Balance as of December 31, 2019	32,558,307	$32	712,807	(201)	(439,421)	273,217

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(97,634)	$(90,751)	$(42,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	494	643	219
Stock-based compensation	20,558	28,485	8,601
Net accretion and amortization of investments in marketable securities	(1,735)	(229)	—
Non-cash rent expense	4,454	—	—
Deferred income tax (benefit) expense	(774)	1,099	(9,050)
Loss on disposal of fixed assets	102	—	—
Other	(5)	—	615
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(944)	(156)	(2,273)
Prepaid expenses and other current assets	(3,685)	(1,094)	(286)
Other assets	1,664	(3,008)	(84)
Accounts payable	(1,962)	1,569	(244)
Accrued clinical expenses	1,265	3,119	(242)
Other accrued expenses	2,016	382	1,628
Deferred revenue	(3,612)	(5,125)	45,785
Deferred rent	—	108	—
Operating lease liabilities	(4,269)	—	—
Net cash (used in) provided by operating activities	(84,067)	(64,958)	1,860

Cash flows from investing activities
Purchases of property and equipment	(1,554)	(340)	(865)
Purchases of marketable securities	(281,334)	(183,941)	(48,234)
Proceeds from maturities of marketable securities	203,911	48,884	33,457
Proceeds from sale of marketable securities	28,659	—	—
Net cash used in investing activities	(50,318)	(135,397)	(15,642)

Cash flows from financing activities
Proceeds from common stock and pre-funded warrants sold, net of underwriters' discount and costs	134,661	155,425	64,847
Proceeds from the issuance of common stock under ESPP	747	408	—
Proceeds from the exercise of stock options	4,238	3,960	2,393
Net cash provided by financing activities	139,646	159,793	67,240

Net increase (decrease) in cash and cash equivalents	5,261	(40,562)	53,458
Cash and cash equivalents at the beginning of the period	41,471	82,033	28,575
Cash and cash equivalents at the end of the period	$46,732	$41,471	$82,033
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining right-of-use assets	$15,261	$-	$-

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005,  is a clinical-stage biotechnology company advancing two innovative programs: a novel class of oral therapeutic candidates for the treatment of hepatitis B virus (HBV) infection and a novel class of oral live microbial biotherapeutic candidates, which are designed to treat disorders associated with the microbiome. The Company operates in one segment and, as of December 31, 2019, was headquartered in Carmel, Indiana with operations in South San Francisco, California and Groton, Connecticut. Effective January 1, 2020, the Company changed its corporate headquarters to its South San Francisco, California facility. The Company expects to continue maintaining its office in Carmel, Indiana for a period of time.

The Company’s HBV-cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with chronic HBV infection. Assembly has discovered multiple novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core (HBc) protein.

The Company’s Microbiome program consists of a fully integrated platform that includes a disease-targeted strain isolation, identification, characterization and selection process, methods for strain purification and growth under current Good Manufacturing Practice (cGMP) conditions, and a licensed patented delivery system that the Company calls GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform capabilities, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease and irritable bowel syndrome (IBS) with Allergan Pharmaceuticals International Limited (Allergan) in connection with its Research, Development, Collaboration, and License Agreement (the Collaboration Agreement), as well as immune-mediated and metabolic disorders and oncology, which indications the Company will pursue either internally or in collaboration with other parties.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt, an upfront payment related to the Collaboration Agreement, and research and development cost reimbursements from the Collaboration Agreement. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date that these consolidated financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 6 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include revenue recognition, clinical trial accruals, recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable under the Collaboration Agreement, measurement of operating lease liabilities, and the fair value of stock options, stock appreciation rights, and restricted stock units (RSUs) granted to employees, directors, and consultants.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Cash and cash equivalents

All highly liquid investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposits and other accounts, the balances of which, at times and at December 31, 2019 and 2018, exceed federally insured limits.

Investments in Marketable Securities

The Company invests its excess cash in debt securities with high credit ratings including but not limited to money market funds, asset backed securities, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. The Company has designated its investments in marketable securities as available-for-sale and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less are classified as short-term available-for-sale securities and are reported as a component of current assets.

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

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. To date, there have been no declines in value deemed to be other than temporary for any of our investments in marketable securities.

Goodwill and Indefinite-Lived Intangible Asset

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

As of October 1, 2019 the Company has determined through its quantitative impairment test that the fair value of its goodwill significantly exceeded the carrying value of its single reporting unit, and concluded that goodwill was not impaired. The Company has not recognized any goodwill impairment in any of the periods presented.

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

Indefinite-lived intangible assets are not amortized, but instead are reviewed for impairment at least annually, or more frequently if events occur or circumstances change that would indicate the carrying amount may be impaired. In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not that the fair value of its IPR&D asset is less than its carrying amount (the qualitative impairment test). If the Company concludes that is the case, or elect not to use qualitative impairment test, the Company would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

When performing the quantitative impairment assessment, the Company uses the income approach to determine the fair value of its IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes judgmental assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the size of the patient population and cure rate, our competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on its consolidated balance sheet.

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

For 2019, the Company elected to bypass the quantitative assessment and performed a qualitative impairment during the fourth quarter and concluded it is more likely than not the fair value of its IPR&D asset exceeded its carrying value and no further testing was required. The Company did not recognize any IPR&D impairment in any of the periods presented.

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

Subsequent to the adoption of the new leasing standard on January 1, 2019, the Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases with a duration greater than one year are included in operating lease right-of-use assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in the Company’s consolidated balance sheet at December 31, 2019. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

Long-lived Assets

The Company monitors the carrying value of long-lived assets, including right-of-use operating lease assets, for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets for any periods presented.

Property and Equipment, Net

Property and equipment are stated at cost and consist of lab and office equipment, leasehold improvements and computer hardware and software. The Company records depreciation under the straight-line method over the estimated useful lives of its property and equipment ranging from three to seven years.

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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2019
	Level 1	Level 2	Level 3	Estimated Fair Value
Cash equivalents
Money market funds	$33,095	$—	$—	$33,095
U.S. and foreign corporate debt securities	—	4,999	—	4,999
U.S. and foreign commercial paper	—	4,484	—	4,484
Total cash equivalents	33,095	9,483	—	42,578
Short-term investments
U.S. and foreign corporate debt securities	—	72,486	—	72,486
Asset-backed securities	—	34,025	—	34,025
U.S. treasury securities	—	44,714	—	44,714
U.S. and foreign commercial paper	—	76,086	—	76,086
Total short-term investments	—	227,311	—	227,311
Total assets measured at fair value	$33,095	$236,794	$—	$269,889

	December 31, 2018
	Level 1	Level 2	Level 3	Estimated Fair Value
Cash equivalents
Money market fund	$39,345	$—	$—	$39,345
Total cash equivalents	39,345	—	—	39,345
Short-term investments
U.S. and foreign corporate debt securities	—	73,159	—	73,159
Asset-backed securities	—	28,419	—	28,419
U.S. treasury securities	—	19,895	—	19,895
U.S. and foreign commercial paper	—	55,136	—	55,136
Total short-term investments	—	176,609	—	176,609
Total assets measured at fair value	$39,345	$176,609	$-	$215,954

The Company estimates the fair value of its U.S. and foreign corporate debt securities, asset backed securities, U.S. treasury securities and U.S. and foreign commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There have been no transfers between Level 1, Level 2 or Level 3 for any of the periods presented. See Note 3 for further information regarding the carrying value of our investments in marketable securities.

Revenue Recognition and Accounts Receivable from Collaboration

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

We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. For the Allergan agreement, we estimated standalone selling prices of our performance obligations using income-based valuation approach for the estimated value a licensor of the compounds would receive. We recognize the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied as revenue. For our contract with Allergan, we recognize revenues for each of our distinct performance obligations as the related research and development services are performed because Allergan consumes the benefit of research and development work simultaneously as we perform these services.

Upfront License Fees

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

Development and Regulatory Milestone Payments

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

Research and Development Service Payments

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

Sales-based Milestone and Royalty Payments

Our customer may be required to pay us sales-based milestone payments or royalties on future sales of commercial products.  We recognize revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming our licensed intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

We receive payments from our customer based on billing schedules established in each contract.  Upfront payments and fees are recorded as deferred revenue upon receipt or when due until we perform our obligations under the arrangement.  If the related performance obligation is expected to be satisfied within the next twelve months, these amounts will be classified in current liabilities. We recognize a contract asset relating to our conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when our right to consideration is unconditional.

At December 31, 2019 and 2018, the accounts receivable recorded on the consolidated balance sheet relates to the Collaboration Agreement. All accounts receivable are deemed collectible. A net contract asset or liability is presented for each contract with a customer. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

Stock-Based Compensation

The Company measures stock-based compensation to employees, consultants, and Board members at fair value on the grant date of the award. The fair value of restricted stock units (RSUs) is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. Stock-based awards with graded vesting schedules are recognized using the accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards that have a performance condition, compensation cost is measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable. We assess the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when they occur.

The Company estimates the fair value of stock option grants that do not contain market-based vesting conditions using the Black-Scholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company is also required to make estimates as to the probability of achieving the specific performance conditions. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

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

Research and Development Expense and Accruals

Research and development costs include personnel-related costs, outside contracted services including clinical study costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development and costs incurred under the Collaboration Agreement. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized or consumed. Assets acquired as part of an asset acquisition that are used in research and development or are IPR&D are immediately expensed as research and development unless there is an alternative future use in other research and development projects.

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

The Company recognizes and measures uncertain tax positions using a two-step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to uncertain tax positions has been incurred or accrued for any periods presented.

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

The following table presents the potential common stock equivalents that were excluded from the computation of diluted loss from per share of common stock for the periods presented because including them would have been antidilutive:

	Year Ended December 31,
	2019	2018	2017
Warrants to purchase common stock	15,296	15,296	15,296
Options to purchase common stock	5,613,353	4,637,145	4,551,819
Common stock subject to purchase under our ESPP	11,342	21,483	—
Unvested RSUs	630,384	568,005	120,000
Total	6,270,375	5,241,929	4,687,115

In December 2019, the Company sold 6,287,878 shares of common stock as well as 2,424,242 pre-funded warrants (see Note 6). The pre-funded warrants are exercisable for shares of common stock at a price of $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and are exercisable after the original issuance date.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments in available-for-sale marketable securities. The Company displays comprehensive loss and its components in the consolidated statements of operations and comprehensive loss, net of tax effects if any.

Concentrations of Risk

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

Supplier Risk

Certain materials and key components the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a New Drug Application (NDA) filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.

Adoption of Recent Accounting Pronouncements

On January 1, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers, as amended (Accounting Standards Codification Topic 6060) (ASC 606) using the modified retrospective method applied to those contracts which were not completed as of January 1, 2018. The Company also elected to use the practical expedient that allows an entity to expense the incremental cost of obtaining a contract as an expense when incurred if the amortization period of the asset that an entity otherwise would have recognized is less than one year. Results for the year ended December 31, 2019 and 2018 are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting under previous revenue recognition guidance. As of the adoption date of ASC 606, the Company had only one contract with a customer, Allergan, that had not been completed. Based on the Company’s analysis, the Company concluded there was no significant change in applying ASC 606 to the Collaboration Agreement and no amounts have been recognized within “accumulated deficit” in the consolidated balance sheet related to the adoption of the new standard.

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

The Company adopted ASU 2016-02 on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company did not elect the use-of-hindsight practical expedient, which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date, and the Company did not elect the practical expedient pertaining to land easements as this is not applicable to the Company’s current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from nonlease components for all existing lease classes. The Company also elected a policy of not recording leases on its consolidated balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The adoption of this standard resulted in the recognition of right of use (ROU) assets and lease liabilities of $13.8 million and $14.0 million, respectively, and the derecognition of the deferred rent balance of $0.1 million as of January 1, 2019. The adoption of the standard had no impact on the Company’s consolidated statements of operations and comprehensive loss or to its cash flows from or used in operating, financing, or investing activities on its consolidated statements of cash flows. No cumulative-effect adjustment within accumulated deficit was required to be recorded as a result of adopting this standard.

On January 1, 2019, the Company adopted ASU 2018-02, Income Statement - Reporting Comprehensive Income, (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the federal corporate income tax rate enacted under the Tax Cuts and Jobs Act (the Tax Act). The amount of the reclassification would be the difference between the historical corporate income tax rate and the Tax Act’s 21% corporate income tax rate. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (ASU 2018-07), which simplifies several aspects of the accounting for nonemployee share-based payment transactions resulting from expanding the scope of Topic 718, Compensation – Stock Compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The Company’s adoption of this standard did not have a material impact on its consolidated financial statements.

Accounting Pronouncements to Be Adopted

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments  (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (ASU 2019-10), which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing and impact of adopting this new accounting standard on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company plans to adopt the standard on January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company will adopt this ASU on January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 (ASU 2018-18), which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under the contract with customer guidance (Topic 606) when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in Topic 808 retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is still finalizing its analysis and evaluating the impact adopting this new accounting standard will have on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes. The ASU eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted in an interim or annual period. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adopting must adopt all the amendments in the same period. Entities will apply the guidance prospectively, except for certain amendments. The Company plans to early adopt the standard effective January 1, 2020 and does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.

Note 3 - Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following (in thousands):

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Estimated Fair Value
Cash equivalents
Money market funds	$33,095	$—	$—	$33,095
U.S. and foreign corporate debt securities	5,000	—	(1)	4,999
U.S. and foreign commercial paper	4,484	—	—	4,484
Total cash equivalents	42,579	—	(1)	42,578
Short-term investments
U.S. and foreign corporate debt securities	72,452	38	(4)	72,486
Asset-backed securities	34,008	17	—	34,025
U.S. treasury securities	44,692	24	(2)	44,714
U.S. and foreign commercial paper	76,086	—	—	76,086
Total short-term investments	227,238	79	(6)	227,311
Total cash equivalents and investments	$269,817	$79	$(7)	$269,889

	December 31, 2018
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Estimated Fair Value
Cash equivalents
Money market funds	$39,345	$—	$—	$39,345
Total cash equivalents	39,345	—	—	39,345
Short-term investments
U.S. and foreign corporate debt securities	73,251	—	(92)	73,159
Asset-backed securities	28,450	—	(31)	28,419
U.S. treasury securities	19,898	—	(3)	19,895
U.S. and foreign commercial paper	55,136	—	—	55,136
Total short-term investments	176,735	-	(126)	176,609
Total cash equivalents and investments	$216,080	$-	$(126)	$215,954

(1)	Gross unrealized gain (loss) is pre-tax.

As of December 31, 2019, the contractual term to maturity of short-term marketable securities held by the Company is less than one year. There were no long-term marketable securities held by the Company as of December 31, 2019.

Realized gains and losses for the years ended December 31, 2019, 2018 and 2017 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2019.

See Note 2 for further information regarding the fair value of our investments in marketable securities.

Note 4 - Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	As of December 31,
	2019	2018
Computer hardware and software	$—	$194
Lab equipment	247	407
Office equipment	699	70
Leasehold improvement	2,084	790
Total property and equipment	3,030	1,461
Less: Accumulated depreciation	(1,200)	(1,057)
Construction in progress	—	153
Property and equipment, net	$1,830	$557

Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was approximately $0.5 million, $0.6 million, and $0.2 million, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. Primarily all of property and equipment is located in the U.S.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	As of December 31,
	2019	2018
Other accrued expenses:
Accrued compensation	$5,312	$5,011
Accrued restructuring charges	2,094	-
Accrued professional fees and other	880	1,107
Total other accrued expenses	$8,286	$6,118

In November 2019, the Company’s Board of Directors approved the relocation of the Company corporate headquarters to South San Francisco, California which became effective January 1, 2020. The Company accrued restructuring charges of $2.1 million in 2019 related to one-time termination severance payments and other employee-related costs associated with the relocation plan. This represents the total amount expected to be incurred in connection with the relocation and is expected to be fully paid in 2020. Costs related to this relocation of $0.4 million are recorded in research and development expenses and $1.7 million in general and administrative expenses in the consolidated statement of operations and comprehensive loss at December 31, 2019.

Note 6 - Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2019 and 2018, respectively. As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2019 and 2018, respectively.

Sale of Common Stock and Pre-Funded Warrants

In December 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration statement, file No. 333-222366, which became effective January 10, 2018 (the Registration Statement). Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the Registration Statement in one or more offerings up to an aggregate offering price of $250.0 million. In connection with the filing of this Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through “at the market offerings” (ATM). As of December 31, 2019, $21.4 million remains available for sale under this Registration Statement.

In November 2017, the Company sold to various investors an aggregate of 2,541,000 shares of common stock in a public offering at $27.25 per share, which included the exercise in full by the underwriters of their option to purchase 331,500 additional shares of common stock. The Company received aggregate net proceeds of $64.8 million from the offering and option exercise, after deducting underwriting discounts and commissions and offering expenses.

In July 2018, the Company sold to various investors an aggregate of 4,600,000 shares of common stock in a public offering at $36.00 per share, which included the exercise in full by the underwriters of their option to purchase 600,000 additional shares of common stock. The Company received aggregate net proceeds of approximately $155.4 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company.

In December 2019, the Company sold to various investors an aggregate of 6,287,878 shares of common stock at a public offering price of $16.50 per share, which included the exercise in full by the underwriters of their option to purchase 1,136,363 shares of common stock, and pre-funded warrants to purchase 2,424,242 shares of common stock at a public offering price of $16.499. The Company received aggregate net proceeds of approximately $134.7 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The pre-funded warrants are exercisable immediately upon issuance at an exercise price of $0.001 per share. Per their terms, the outstanding pre-funded warrants to purchase shares of the Company’s common stock generally may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the pre-funded warrants (Warrant Shares) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the pre-funded warrant agreements. Under certain circumstances, the pre-funded warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and pre-funded warrants, the Company granted the pre-funded warrant holders certain registration rights with respect to the pre-funded warrants and the Warrant Shares.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants of which $37.5 million allocated to the pre-funded warrants and recorded as a component of additional paid-in-capital.

Common Stock Warrants

As of December 31, 2019, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise price	Number of warrants outstanding
September 10, 2010	September 10, 2020	$30.00	15,296
December 16, 2019	None	$0.001	2,424,242
			2,439,538

There were no warrants exercised during the years ended December 31, 2019, 2018 and 2017. During the year ended December 31, 2018, 1,613 warrants to purchase common stock expired unexercised.

Note 7 - Stock-Based Compensation

Equity Incentive Plans

In May 2018, the Company’s stockholders approved (1) the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of its common stock for issuance in connection with equity incentive awards and (2) the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP).

In May 2019, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate shares of common stock reserved under the 2018 Plan to 3,000,000.

As of December 31, 2019, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of December 31, 2019, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan and the 2019 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised or vested restricted stock units.

Stock Plan Activity

Stock Options

The following table summarizes the stock option activity and related information for 2019:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2018	4,637,145	$17.21
Granted	1,948,700	15.54
Exercised	(585,292)	7.24
Forfeited	(384,700)	42.92
Expired	(2,500)	49.14
Outstanding as of December 31, 2019	5,613,353	$15.90	7.253	$43,023
Exercisable as of December 31, 2019	3,096,631	$13.37	5.747	$31,391

The weighted-average grant-date fair value of options granted was $10.55, $30.84 and $17.37 during the years ended December 31, 2019, 2018 and 2017, respectively. The total intrinsic value of options exercised in 2019, 2018 and 2017 was $5.0 million, $31.1 million and $9.8 million, respectively.

RSUs

The following table summarizes RSU activity and related information for 2019:

	Number of RSU's		Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2018	568,005		$37.18
Granted	465,428		15.19
Vested	(146,833)		39.14
Forfeited	(127,882)		24.38
Nonvested as of December 31, 2019	758,718	(1)	$25.47

(1)	Includes 128,334 RSUs that have vested but are subject to deferred settlement, which have a weighted average remaining contractual term of 2.4 years.

The total fair value of RSUs vested and settled during 2019 and 2018 was $5.7 million and $5.3 million, respectively. The total intrinsic value of RSUs vested and settled during 2019 was $2.9 million. The total intrinsic value of RSUs vested and settled during 2018 was nominal. There were no RSUs vested and settled in 2017.

As of December 31, 2019, RSUs outstanding include 45,000 granted in December 2017 and 100,000 granted in September 2019, each with performance-based conditions to executives of the Company. In the second quarter of 2019, 100,000 RSUs granted to a former officer were forfeited due to his departure. These RSUs had a grant date fair value of $2.4 million and were vesting over time but would have accelerated upon the achievement of certain performance-based conditions. The Company reversed the previously recognized expense of $0.5 million related to these forfeited awards upon the departure of the former officer.

Employee Stock Purchase Plan

The 2018 ESPP provides for the purchase by employees of up to an aggregate of 400,000 shares of the Company’s common stock at a discount to the market price. Subject to the annual statutory limits and the 2018 ESPP’s limit of 1,000 shares of common stock per offering, an eligible employee may participate through payroll deductions of up to 15% of such employee’s compensation for each pay period

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Under the 2018 ESPP, the offering periods end on the last business day occurring on or before May 14 or November 14. The ESPP is compensatory and results in stock-based compensation expense.

In November 2018, employees purchased 21,483 shares of common stock under the 2018 ESPP. In May and November 2019, employees purchased 36,804 and 22,566 shares of common stock, respectively, under the 2018 ESPP. As of December 31, 2019, 319,147 shares of common stock are available for future sale under the Company’s 2018 ESPP. Stock-based compensation expense recorded in connection with the 2018 ESPP was approximately $0.4 million and $0.2 million for the years December 31, 2019 and 2018, respectively.

Valuation Assumptions

The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP purchase rights.

A summary of the assumptions used to estimate the fair values of stock options grants for the years presented is as follows:

Year Ended December 31,
	2019	2018	2017
Exercise price	$9.31 - $23.04	$23.78 - $57.53	$21.81 - $44.28
Expected volatility	66.45% - 83.23%	75.6% - 86.1%	81.2% - 87.0%
Risk-free interest rate	1.36% - 2.65%	2.56% - 3.04%	2.02% - 2.29%
Expected term (years)	5.5 - 7.5	5.5 - 7.0	5.5 - 7.0
Expected dividend yield	-	-	-

The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option being valued. The expected dividend yield was zero as the Company currently does not intend to pay dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation due to the Company’s limited history of relevant stock option exercise activity. The expected volatility was calculated based on the Company’s historical stock prices, supplemented as necessary with historical volatility of the common stock of several peer companies with characteristics similar to those of the Company.

The fair value of ESPP purchase rights were not material for any period presented.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the periods presented (in thousands):

	Year Ended December 31,
	2019		2018	2017
Research and development	$11,376		$11,820	$5,423
General and administrative	9,182	(1)	16,665	3,178
Total stock-based compensation expense	$20,558		$28,485	$8,601

(1)	Includes the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of our former executive officers during the year.

As of December 31, 2019, there was approximately $27.5 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.7 years.

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

The Company concluded that Allegan is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property and agreed to perform research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the Collaboration Agreement: 1) transfer of a licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses); 2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

The Company concluded the Licenses each were considered to be functional as they have significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan is dependent on the Company to execute the Development Services, that it is only uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, The Company determined that it has four performance obligations under the Collaboration Agreement associated with the transfer of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations will be performed over the duration of the contract, which began in February 2017 and ends upon completion of the Development Services which is currently estimated to occur in 2025. The Company is using a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allegan. In applying the cost-based input method of revenue recognition, the Company measures costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consist primarily of third-party contract costs and internal labor costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

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

The transaction price at the inception of the agreement, was limited to $50.0 million upfront payment. Of this amount, the Company allocated $12.5 million to each of the four performance obligations. Research and development cost reimbursement payments are included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained at December 31, 2019. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage.  Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the license granted to Allergan. The Company reevaluates the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company did not incur any significant incremental costs of obtaining the Allergan contract.

For the year ended December 31, 2019 and 2018, the Company recorded approximately $16.0 million and $14.8 million, respectively, in revenue associated with the Collaboration Agreement. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were approximately $6.4 million and approximately $30.6 million at December 31, 2019 and approximately $5.1 million and approximately $35.6 million at December 31, 2018.

On the consolidated balance sheets, contract asset balances of approximately $3.4 million and approximately $2.4 million were recorded as accounts receivable from collaboration as of December 31, 2019 and 2018, respectively.

The following tables present changes in the Company’s contract liabilities and sources of collaboration revenue recognized during each period (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2019
Contract liabilities:
Deferred revenue	$40,660	$—	$(3,612)	$37,048

Year Ended December 31, 2018
Contract liabilities:
Deferred revenue	$45,785	$—	$(5,125)	$40,660

	Year Ended December 31,
	2019	2018
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	3,612	5,125
Performance obligations satisfied in previous periods	—	—

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is approximately $0.8 million, with a portion related to the first performance milestone having been paid. The Company also is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also obligated to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. The Company made approximately $0.1 million in milestone payments for the year ended December 31, 2018. No milestone payments were incurred or accrued for under this agreement as of and for the years ended December 31, 2019 or 2017.

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

Therabiome must pay the Company royalties on annual net sales of any product Therabiome is permitted to develop using the intellectual property in the low double to mid-double digit percentages, depending on the level of development or involvement the Company had in the product. Two regulatory milestones resulting in payments totaling $0.4 million were determined to have occurred under this agreement and were paid in the year ended December 31, 2019. No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2018 and 2017.

Note 10 - Income Taxes

There was no current income tax provision for the years ended December 31, 2019, 2018 and 2017. The Company recognized deferred income tax benefit of $0.8 million and $9.1 million for the years ended December 31, 2019 and 2017, respectively, and deferred income tax expense of $1.1 million for the year ended December 31, 2018.

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	34.0%
State taxes, net of federal tax benefit	5.6	7.1	2.6
Stock based compensation	(3.8)	6.7	0.0
Research and development tax credits	5.6	2.4	2.1
Effective change in enacted tax rates	—	—	(47.7)
State rate change	(1.4)	2.5	(0.2)
Uncertain tax positions	(2.1)	(4.8)	—
Return to provision adjustments	(2.5)	4.4	—
Other	(0.2)	0.8	(0.3)
Change in valuation allowance	(21.4)	(41.3)	27.0
Income taxes provision (benefit)	0.8%	(1.2)%	17.5%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Federal and state-operating loss carryforwards	$81,584	$58,668
Stock-based compensation	12,347	14,023
Intangible assets	1,774	2,282
Deferred revenue	9,503	11,409
Operating lease liabilities	3,147	—
Research and development credits	7,499	5,472
Other	702	575
Total deferred tax assets	116,556	92,429
Valuation allowance	(108,577)	(87,543)
Deferred tax asset, net of valuation allowance	$7,979	$4,886

Deferred tax liabilities:
In-process research and development	$(7,439)	$(8,138)
Operating lease right-of-use assets	(3,071)	—
Total deferred tax liabilities	(10,510)	(8,138)
Net deferred tax liability	$(2,531)	$(3,252)

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The in-process research and development deferred tax liability was recorded in connection with the merger with Assembly Pharmaceuticals, Inc. in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes.

On December 22, 2017, the Tax Act, was signed into law. Among other items, the Tax Act reduces the federal corporate tax rate to 21% from the existing applicable rate of 34%, effective January 1, 2018. As a result, in 2017 the Company recorded a decrease to its deferred tax assets of $24.7 million and to valuation allowance of $28.4 million, resulting in a net tax benefit of $3.7 million.

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

As of December 31, 2019, the Company had potentially utilizable gross federal net operating loss carryforwards of approximately $297.6 million with $182.9 million of net operating losses that carry forward indefinitely and $114.7 million of net operating losses which begin to expire in 2027. There are state net operating loss carryforwards of $309.3 million with $1.0 million carrying forward indefinitely and $308.3 million beginning to expire in 2031.  In addition, the Company has federal research and development credit carryforwards of approximately $9.0 million which begin to expire in 2028 if not utilized and California research and development credit carryforwards of $5.3 million, which will carryforward indefinitely.

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company has performed an ownership change study through December 31, 2018 and has determined that a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company has adjusted its net operating loss carryovers to appropriately reflect any attributes which will expire due to the limitation. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2018. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

Total
Balances as of December 31, 2017	$—
Increases related to prior year tax positions	3,679
Increases related to 2018 tax positions	934
Balances as of December 31, 2018	$4,613
Increases related to prior year tax positions	15
Decreases related to prior year tax positions	(934)
Increases related to 2019 tax positions	2,376
Balances as of December 31, 2019	$6,070

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

Note 11 - Leases

Operating Leases

The Company leases corporate office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The Company also leases office space for administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. Prior to moving into the South San Francisco office and laboratory space in February 2019, the Company leased office and laboratory space in San Francisco, California, under a sublease that expired in February 2019. The Company also leases office and laboratory space in Groton, Connecticut under a lease that expires in March 2021. The Company’s China subsidiary leases office space and lab space in Shanghai that expires in December 2020. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2020. Certain lease contracts contain renewal clauses that the Company assesses on a case by case basis. The Company also leases certain laboratory equipment accounted for as operating leases. These equipment leases began to expire in 2017, with the final lease expiring in 2022.

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

At December 31, 2019, the Company had operating lease liabilities of $12.3 million and right-of-use assets of $12.0 million, which were included in the consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases for the year ended December 31, 2019 (in thousands):

Lease cost
Operating lease cost	$4,454
Short-term lease cost	609
Variable lease cost	1,193
Total lease cost	$6,256

Operating cash flows from operating leases	$4,268
Right-of-use assets exchanged for new operating lease liabilities	$1,328

As of December 31, 2019, the weighted-average remaining lease term for operating leases was approximately 2.7 years and the weighted-average discount rate for operating leases was approximately 9.4%.

As of December 31, 2019, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2020	4,583
2021	3,791
2022	3,438
2023	3,303
Total	15,115
Less: present value discount	(2,847)
Operating lease liabilities	$12,268

Operating lease costs were approximately $6.3 million, $4.2 million and $2.1 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Note 12 - Employee Benefit Plan

In January 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. In 2019 and 2018, the Company made discretionary matching contributions of $0.7 million and $0.7 million, respectively.

In 2017, the Company participated in a professional employer organization sponsored 401(k) plan. The Company did not make any discretionary matching contributions in 2017.

Note 13 - Selected Quarterly Financial Data (Unaudited)

The following table contains quarterly financial information for the four quarters of 2019 and 2018 which has been prepared in accordance with GAAP for interim financial information. The Company believes that the following information reflects all normal recurring adjustments necessary for a fair statement of the information for the periods presented.

	2019 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands except for per share amounts)
Collaboration revenue	$3,885	$3,080	$4,231	$4,767
Operating expenses	$32,221	$22,780	$30,224	$33,451
Interest and other income	$1,276	$1,182	$983	$859
Unrealized gain (loss) from marketable securities, net of tax	$108	$52	$(18)	$4
Net loss	$(27,052)	$(18,503)	$(24,995)	$(27,084)
Basic and diluted net loss per common share	$(1.05)	$(0.72)	$(0.96)	$(0.99)

	2018 Quarter Ended
	March 31	June 30	September 30	December 31
	(in thousands except for per share amounts)
Collaboration revenue	$3,565	$3,218	$4,286	$3,735
Operating expenses	$20,237	$30,384	$26,861	$30,057
Interest and other income	$446	$453	$1,116	$1,069
Unrealized gain (loss) from marketable securities, net of tax	$(23)	$(127)	$(82)	$231
Net loss	$(16,249)	$(26,806)	$(21,535)	$(26,161)
Basic and diluted net loss per common share	$(0.80)	$(1.30)	$(0.87)	$(1.03)