Form 10-Q
period 2020-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2020-05-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 4, 2020, there were 32,722,365 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	March 31,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$42,326	$46,732
Marketable securities	206,803	227,311
Accounts receivable from collaboration	3,055	3,374
Prepaid expenses and other current assets	4,568	5,363
Total current assets	256,752	282,780

Property and equipment, net	1,780	1,830
Operating lease right-of-use (ROU) assets	11,479	11,975
Other assets	1,661	1,684
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$313,310	$339,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,104	$1,731
Accrued clinical expenses	4,633	4,826
Other accrued expenses	4,430	8,286
Deferred revenue - short-term	6,715	6,411
Operating lease liabilities - short-term	3,264	3,186
Total current liabilities	21,146	24,440

Deferred tax liabilities	2,531	2,531
Deferred revenue - long-term	29,326	30,637
Operating lease liabilities - long-term	8,539	9,082
Total liabilities	61,542	66,690

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2020 and December 31, 2019; 32,624,725 and 32,558,307 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	32	32
Additional paid-in capital	717,898	712,807
Accumulated other comprehensive loss	(86)	(201)
Accumulated deficit	(466,076)	(439,421)
Total stockholders' equity	251,768	273,217
Total liabilities and stockholders' equity	$313,310	$339,907

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$4,081	$3,885

Operating expenses:
Research and development	23,046	22,704
General and administrative	8,729	9,517
Total operating expenses	31,775	32,221
Loss from operations	(27,694)	(28,336)

Other income
Interest and other income, net	1,039	1,277
Total other income	1,039	1,277
Loss before income taxes	(26,655)	(27,059)

Income tax benefit	-	7
Net loss	$(26,655)	$(27,052)

Other comprehensive (loss) income
Unrealized gain on marketable securities, net of tax	115	108
Comprehensive loss	$(26,540)	$(26,944)

Net loss per share, basic and diluted	$(0.76)	$(1.05)
Weighted average common shares outstanding, basic and diluted	35,079,756	25,668,798

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(26,655)	$(27,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	115	135
Stock-based compensation	4,924	6,577
Net accretion and amortization of investments in marketable securities	(135)	(592)
Non-cash rent expense	1,151	1,091
Deferred income tax benefit	—	(7)
Loss on disposal of fixed assets	—	102
Other	—	(1)
Changes in operating assets and liabilities:
Accounts receivable from collaboration	319	(557)
Prepaid expenses and other current assets	795	(2,558)
Other assets	23	1,687
Accounts payable	373	(1,266)
Accrued clinical expenses	(193)	3,077
Other accrued expenses	(3,808)	(2,679)
Deferred revenue	(1,007)	(859)
Operating lease liabilities	(1,120)	(1,037)
Net cash used in operating activities	(25,218)	(23,939)

Cash flows from investing activities
Purchases of property and equipment	(65)	(1,488)
Purchases of marketable securities	(44,242)	(49,030)
Proceeds from maturities of marketable securities	55,000	61,453
Proceeds from sale of marketable securities	10,000	500
Net cash provided by investing activities	20,693	11,435

Cash flows from financing activities
Proceeds from the exercise of stock options	119	140
Net cash provided by financing activities	119	140

Net decrease in cash and cash equivalents	(4,406)	(12,364)
Cash and cash equivalents at the beginning of the period	46,732	41,471
Cash and cash equivalents at the end of the period	$42,326	$29,107
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$362	$13,933

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	32,558,307	$32	$712,807	$(201)	$(439,421)	$273,217
Issuance of common stock upon exercise of stock options	16,834	—	119	—	—	119
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	49,584	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	115	—	115
Stock-based compensation	—	—	4,972	—	—	4,972
Net loss	—	—	—	—	(26,655)	(26,655)
Balance as of March 31, 2020	32,624,725	$32	$717,898	$(86)	$(466,076)	$251,768

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	25,495,425	$25	$552,762	$(347)	$(341,787)	$210,653
Issuance of common stock upon exercise of stock options	21,000	—	140	—	—	140
Issuance of shares of common stock for settlement of RSUs	33,332	1	(1)	—	—	—
Settlement of RSUs for cash	—	—	(4)	—	—	(4)
Unrealized gain on marketable securities, net of tax	—	—	—	108	—	108
Stock-based compensation	—	—	6,556	—	—	6,556
Net loss	—	—	—	—	(27,052)	(27,052)
Balance as of March 31, 2019	25,549,757	$26	$559,453	$(239)	$(368,839)	$190,401

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company advancing two innovative programs: a novel class of oral therapeutic candidates targeting chronic hepatitis B virus (HBV) infection and a novel class of oral live microbial biotherapeutic candidates, which are designed to treat disorders associated with the microbiome. The Company operates in one segment and is headquartered in South San Francisco, California, with operations in South San Francisco, California and Groton, Connecticut. Prior to January 1, 2020, the Company was headquartered in Carmel, Indiana, and the Company expects to continue maintaining this office for a period of time.

The Company’s HBV Cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with chronic HBV infection. Assembly has discovered several novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core protein.

The Company’s Microbiome program is centered on a fully integrated platform that includes a biological function-based strain isolation, identification, characterization and selection process, methods for strain purification and growth under conditions compliant with current Good Manufacturing Practice (cGMP) requirements. That platform is complemented by a licensed patented delivery system that the Company calls GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease and irritable bowel syndrome (IBS) with Allergan Pharmaceuticals International Limited (Allergan) in connection with its Research, Development, Collaboration and License Agreement (the Collaboration Agreement). Assembly is also exploring the microbiome in connection with immune-mediated and metabolic disorders and oncology, which indications the Company will either pursue internally or in collaboration with other parties.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, proceeds from the exercise of warrants and stock options, issuance of debt and an upfront payment related to the Collaboration Agreement. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next 12 months following the date that these unaudited condensed consolidated interim financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 6 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

If the Company is unable to generate sufficient revenue from the Collaboration Agreement, secure additional sources of funding or receive full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 4, 2020. The results for the three months ended March 31, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.

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

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the global novel coronavirus disease (COVID-19) outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 outbreak. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its condensed consolidated financial condition and operations. The impact of the COVID-19 coronavirus outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

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

In December 2019, the Company sold 6,287,878 shares of common stock as well as pre-funded warrants to purchase up to 2,424,242 shares of common stock (see Note 6). The pre-funded warrants are exercisable for shares of common stock at a price of $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and are exercisable after the original issuance date.

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	(26,655)	(27,052)
Denominator:
Weighted average common shares outstanding for diluted net (loss) income per share	35,079,756	25,668,798
Net (loss) income per share:
Basic	(0.76)	(1.05)
Diluted	(0.76)	(1.05)

Securities that could potentially dilute loss per share in the future that were not included in the computation of diluted loss per share  because including them would have been antidilutive are as follows:

	Three Months Ended March 31,
	2020	2019
Warrants to purchase common stock	15,296	15,296
Options to purchase common stock	6,370,396	5,111,590
Common stock subject to purchase under our ESPP	32,940	22,432
Unvested RSUs	999,926	607,656
Total	7,418,558	5,756,974

Adoption of Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (ASU 2019-10), which deferred the effective

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective January 1, 2020. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements and related disclosures.

On January 1, 2020, the Company adopted ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606 and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in Topic 808 retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The adoption of this standard had no impact on the Company’s condensed consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12). The ASU eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted in an interim or annual period. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. Entities will apply the guidance prospectively, except for certain amendments. The Company early adopted ASU 2019-12 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating this new accounting standard but currently does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following (in thousands):

	March 31, 2020
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Cash equivalents
Money market funds	$39,010	$—	$—	$39,010
Total cash equivalents	39,010	—	—	39,010
Short-term investments
U.S. and foreign corporate debt securities	63,354	10	(121)	63,243
Asset-backed securities	34,893	9	(44)	34,858
U.S. treasury securities	44,637	368	—	45,005
U.S. and foreign commercial paper	63,697	—	—	63,697
Total short-term investments	206,581	387	(165)	206,803
Total cash equivalents and investments	$245,591	$387	$(165)	$245,813

(1)	Gross unrealized gain (loss) is pre-tax.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Cash equivalents
Money market funds	$33,095	$—	$—	$33,095
U.S. and foreign corporate debt securities	5,000	—	(1)	4,999
U.S. and foreign commercial paper	4,484	—	—	4,484
Total cash equivalents	42,579	—	(1)	42,578
Short-term investments
U.S. and foreign corporate debt securities	72,452	38	(4)	72,486
Asset-backed securities	34,008	17	—	34,025
U.S. treasury securities	44,692	24	(2)	44,714
U.S. and foreign commercial paper	76,086	—	—	76,086
Total short-term investments	227,238	79	(6)	227,311
Total cash equivalents and investments	$269,817	$79	$(7)	$269,889

(1)	Gross unrealized gain (loss) is pre-tax.

The contractual term to maturity of short-term marketable securities held by the Company as of March 31, 2020 is less than one year. There were no long-term marketable securities held by the Company as of March 31, 2020.

Realized gains and losses for the three months ended March 31, 2020 and 2019 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of March 31, 2020.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$39,010	$—	$—	$39,010
Total cash equivalents	39,010	—	—	39,010
Short-term investments
U.S. and foreign corporate debt securities	—	63,243	—	63,243
Asset-backed securities	—	34,858	—	34,858
U.S. treasury securities	—	45,005	—	45,005
U.S. and foreign commercial paper	—	63,697	—	63,697
Total short-term investments	—	206,803	—	206,803
Total assets measured at fair value	$39,010	$206,803	$—	$245,813

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	33,095	—	—	33,095
U.S and foreign corporate debt securities	—	4,999	—	4,999
U.S and foreign commercial paper	—	4,484	—	4,484
Total cash equivalents	33,095	9,483	—	42,578
Short-term investments
U.S. and foreign corporate debt securities	—	72,486	—	72,486
Asset-backed securities	—	34,025	—	34,025
U.S. treasury securities	—	44,714	—	44,714
U.S. and foreign commercial paper	—	76,086	—	76,086
Total short-term investments	—	227,311	—	227,311
Total assets measured at fair value	$33,095	$236,794	$—	$269,889

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 - Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	Useful life	March 31,	December 31,
	(Years)	2020	2019
Lab equipment	3 to 5	$286	$247
Office equipment	7	699	699
Leasehold improvement	1 to 5	2,084	2,084
Total property and equipment		3,069	3,030
Less: Accumulated depreciation and amortization		(1,315)	(1,200)
Construction in progress	N/A	26	-
Property and equipment, net		$1,780	$1,830

Depreciation expense was $0.1 million for both the three months ended March 31, 2020 and 2019 and was recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Primarily all of property and equipment of the Company is located in the U.S.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accrued expenses:
Accrued compensation	$2,144	$5,312
Accrued restructuring charges	1,627	2,094
Accrued professional fees and other	659	880
Total accrued expenses	$4,430	$8,286

Accrued restructuring charges relate to the Company’s decision to relocate its headquarters and key personnel to South San Francisco, California as approved by the Board of Directors in November 2019 and effective January 1, 2020. The Company accrued restructuring charges of $2.1 million in 2019 related to one-time severance payments and other employee-related costs associated with the relocation plan. This represents the total amount expected to be incurred in connection with the relocation and is expected to be fully paid in 2020.

Note 6 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock as of March 31, 2020 and December 31, 2019, respectively.

Sale of Common Stock and Pre-Funded Warrants

In December 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration statement, file No. 333-222366, which became effective January 10, 2018 (the Registration Statement). Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the Registration Statement in one or more offerings up to an aggregate offering price of $250.0 million. In connection with the filing of this Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through “at the market offerings” (ATM). As of March 31, 2020, no shares have been sold under the ATM program and $21.4 million remains available for sale under this Registration Statement.

In December 2019, the Company sold to various investors an aggregate of 6,287,878 shares of common stock at a public offering price of $16.50 per share, which included the exercise in full by the underwriters of their option to purchase 1,136,363 additional shares of common stock, and pre-funded warrants to purchase 2,424,242 shares of common stock at a public offering price of $16.499 per warrant. The Company received aggregate net proceeds of $134.7 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The pre-funded warrants are exercisable immediately upon issuance at an exercise price of $0.001 per share. Per their terms, the outstanding pre-funded warrants to purchase shares of the Company’s common stock generally may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the pre-funded warrants (Warrant Shares) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the pre-funded warrant agreements. Under certain circumstances, the pre-funded warrants may be exercisable on a “cashless” basis. Both the pre-funded warrants and the Warrant Shares are registered securities.

The pre-funded warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such pre-funded warrants do not provide any guarantee of value or return. The Company valued the pre-funded warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and pre-funded warrants of which $37.5 million was allocated to the pre-funded warrants and recorded as a component of additional paid-in-capital.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Common Stock Warrants

As of, March 31, 2020 and December 31, 2019 the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise Price per Share	Number of warrants outstanding
September 10, 2010	September 10, 2020	$30.000	15,296
December 16, 2019	None	$0.001	2,424,242
			2,439,538

There were no warrants exercised during the three months ended March 31, 2020 or 2019.

Note 7 – Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In May 2018, the Company’s stockholders approved (1) the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of its common stock for issuance in connection with equity incentive awards and (2) the Assembly Biosciences Inc. Employee Stock Purchase Plan (the 2018 ESPP) pursuant to which the Company reserved 400,000 shares of its common stock for issuance in connection with purchases by employees pursuant to this plan.

In May 2019, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate shares of common stock reserved under the 2018 Plan to 3,000,000.

As of March 31, 2020, the Company had awards outstanding under the following shareholder-approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen;the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of March 31, 2020, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan), the Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Plan) and the Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Plan).

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the three months ended March 31, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	5,613,353	$15.90
Granted	833,140	14.76
Exercised	(16,834)	7.05
Forfeited	(59,263)	26.35
Outstanding as of March 31, 2020	6,370,396	$15.67	7.4	$21,547
Options vested and exercisable as of March 31, 2020	3,302,792	$13.87	5.6	$18,722

The weighted-average grant-date fair value of options granted was $9.74 and $13.71 during the three months ended March 31, 2020 and 2019, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2020 and 2019 was $0.2 million and $0.3 million, respectively.

RSUs

A summary of the Company’s RSUs and related information for the three months ended March 31, 2020 is as follows:

	Number of RSU's		Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2019	758,718		$25.47
Granted	485,664		15.91
Vested	(94,224)		34.55
Forfeited	(23,982)		26.50
Nonvested as of March 31, 2020	1,126,176	(1)	$20.56

(1)	Includes 126,250 RSUs that have vested but are subject to deferred settlement, which have a weighted average remaining contractual term of 2.3 years.

The total fair value of RSUs vested and settled during the three months ended March 31, 2020 and 2019 as $2.4 million and $2.2 million, respectively. The total intrinsic value of RSUs vested and settled during the three months ended March 31, 2020 and 2019 was $1.5 million and $1.3 million, respectively.

As of March 31, 2020, RSUs outstanding include 45,000 RSUs granted in December 2017 and 100,000 RSUs granted in September 2019 to executives of the Company, each with performance-based conditions. The total fair value of these awards is $0.7 million and $1.2 million, respectively. The performance conditions upon which these awards will vest are not yet deemed probable of being met, and accordingly no compensation expense has been recognized as of March 31, 2020 for these awards.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2020	2019
Exercise price	$14.45 - $19.13	$19.69 - $23.04
Expected volatility	66.38% - 82.23%	75.0% - 83.2%
Risk-free rate	0.46% - 1.44%	2.24% - 2.65%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Expected dividend yield	0%	0%

The fair value of RSUs granted is determined based on the price of the Company’s common stock on the date of grant.

The fair value of ESPP purchase rights were not material for any period presented.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development	$1,945	$2,728
General and administrative	2,979	3,849
Total stock-based compensation expense	$4,924	$6,577

As of March 31, 2020, there was $34.5 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.8 years.

Note 8 - Collaboration Agreement

Allergan

In January 2017, the Company entered into the Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the Collaboration Agreement, the Company granted to Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Collaboration Agreement, to develop and commercialize licensed compounds for UC, Crohn’s disease, and two compounds for IBS. Allergan and the Company also agreed to collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan. Per the terms of the Collaboration Agreement, Allergan can select backups and additional target indications to add to the licenses granted for additional consideration and also has the ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin. In addition, the Company will participate on a Joint Development Committee (JDC) and Joint Patent Committee (JPC).

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Allergan paid the Company an upfront non-refundable payment of $50.0 million, which was received in 2017. Additionally, the Company is eligible to receive variable consideration in the form of research and development cost reimbursements, up to $631.0 million related to seven development milestones and up to $2.14 billion related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds. In addition, the Company is eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

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

Allergan may terminate the Collaboration Agreement at any time upon 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to the Company. Unless terminated early, the Collaboration Agreement has a term that ends on the earlier of the (i) the period when POC studies have been completed and no further licensed compounds or licensed products are in development, and (ii) expiration of the last to exist valid claim covering the manufacture, use and sale of the licensed products. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. Upon termination for convenience, the licenses granted by the Company and its know-how all revert to the Company.

The Company concluded that Allergan is a customer, and the contract is not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property and research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the Collaboration Agreement: (1) grant of licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses) and (2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements will be accounted for as separate contracts when they occur.

The Company concluded the Licenses each were considered to be functional as they have significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan is dependent on the Company to execute the Development Services, which it is uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, the Company determined that it has four performance obligations under the Collaboration Agreement associated with the grant of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations will be performed over the duration of the contract, which began in February 2017 and ends upon completion of the Development Services which is currently estimated to occur in 2025. The Company is using a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believes this is the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allergan. In applying the cost-based input method of revenue recognition, the Company measures costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consist primarily of third-party contract costs and internal labor costs. Revenue will be recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completes its performance obligations.

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

For the three months ended March 31, 2020 and 2019, the Company recognized $4.1 million and $3.9 million, respectively, in revenue associated with the Collaboration Agreement. Short-term and long-term deferred revenue contract liabilities related to the Collaboration Agreement were $6.7 million and $29.3 million at March 31, 2020 and $6.4 million and $30.6 million at December 31, 2019.

On the unaudited condensed consolidated balance sheets, contract asset balances of $3.1 million and $3.4 million were recorded as accounts receivable from collaboration as of March 31, 2020 and December 31, 2019, respectively.

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2020
Contract liabilities:
Deferred revenue	$37,048	$—	$(1,007)	$36,041

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2019
Contract liabilities:
Deferred revenue	$40,660	$—	$(859)	$39,801

	Three Months Ended March 31,
	2020	2019
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$1,007	$859
Performance obligations satisfied in previous period	—	—

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. Amounts paid in the three months ended March 31, 2020 and 2019 were insignificant.

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

The Company must pay Therabiome clinical and regulatory milestones for each product or therapy advanced from the platform for U.S. regulatory milestones. In addition, the Company must pay Therabiome lesser amounts for foreign regulatory milestones, which vary by country and region. The Company is also required to pay Therabiome royalties on annual net sales of a product in the low to mid-single digit percentages plus, once annual net sales exceed certain thresholds, a one-time cash payment upon reaching such thresholds.

Therabiome must pay the Company royalties on annual net sales of any product Therabiome is permitted to develop using the intellectual property in the low double to mid-double-digit percentages, depending on the level of development or involvement the Company had in the product.

No amounts were accrued for this agreement as of and for the three months ended March 31, 2020. A regulatory milestone was determined to have occurred and $0.1 million was paid under this agreement as of and during the three months ended March 31, 2019.

Note 10 - Leases

Operating Leases

The Company leases office space for corporate, administrative and laboratory functions in South San Francisco, California under a sub-sublease that expires in December 2023. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023 as well as office and laboratory space in Groton, Connecticut under a lease that expires in March 2021. The Company’s China subsidiary leases office space in Shanghai that expires in May 2021 and rents lab space in Shanghai under a lease agreement that expires in December 2020. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2020. Certain lease contracts contain renewal clauses that the Company assesses on a case by case basis. The Company also leases certain laboratory equipment accounted for as operating leases. Certain equipment leases continue to expire in 2020, with the final lease expiring in 2022.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

At March 31, 2020, the Company had operating lease liabilities of $11.8 million and ROU assets of $11.5 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Lease cost
Operating lease cost	$1,151	$1,091
Short-term lease cost	100	321
Variable lease cost	284	299
Total lease cost	$1,535	$1,711

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating cash flows from operating leases	$1,120	$1,037
ROU assets exchanged for new operating lease liabilities	$362	$13,933

As of March 31, 2020 and December 31, 2019, the weighted-average remaining lease term for operating leases was 3.4 years and 2.7 years, respectively. As of both March 31, 2020 and December 31, 2019, the weighted-average discount rate for operating leases was 9.4%.

As of March 31, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Nine months ended December 31, 2020	$3,510
Year Ended December 31, 2021	3,924
Year Ended December 31, 2022	3,560
Year Ended December 31, 2023	3,303
Total	14,297
Less: present value discount	(2,494)
Operating lease liabilities	$11,803

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The interim condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the U.S. Securities and Exchange Commission on March 4, 2020 (2019 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements are subject to risks and uncertainties, including those set forth under “Part I. Item 1A. Risk Factors” in our 2019 Annual Report, “Part II. Item 1A. Risk Factors” in this report, and elsewhere in this report, that could cause actual results to differ materially from historical results or anticipated results.

Overview

We are a clinical-stage biotechnology company developing innovative therapeutics targeting chronic hepatitis B virus (HBV) infection and disorders associated with the microbiome. Our HBV Cure program is focused on advancing a new class of potent, oral core inhibitors that have the potential to increase cure rates for chronically infected patients. Our Microbiome program is developing novel oral live microbial biotherapeutic candidates with our fully integrated platform, including a robust process for strain identification and selection, current Good Manufacturing Practice (cGMP) manufacturing expertise and targeted delivery to the lower gastrointestinal tract with the GEMICEL® technology.

Like most companies, the spread of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease (COVID-19), and the ongoing COVID-19 pandemic has affected certain aspects of our business. As further detailed below, those effects have been primarily limited to where and how our employees work in our labs and offices. To date, our current and future planned trials have not been subject to significant impact.

Business Highlights

During the first quarter of 2020, we continued to grow our business and advance our development pipeline of product candidates in both our HBV Cure and Microbiome programs. Key highlights and accomplishments during the quarter and upcoming milestones include:

HBV Cure Program

•	ABI-H0731 (H0731), our lead core inhibitor product candidate in the HBV Cure program:
o

Continuation of our ongoing open-label extension study, ABI-H0731-211 (Study 211), with subjects reaching 12-18 months of treatment with H0731+nucleos(t)ide analog reverse transcriptase inhibitor (NrtI) therapy.

o

Determination of the stopping criteria by which we will begin transitioning patients off therapy in Study 211 after discussions regarding such criteria with our lead investigators and review and agreement with the U.S. Food and Drug Administration (FDA). When we make this transition later this year, we expect this will be the first clinical trial with a core inhibitor to stop therapy and monitor patients for sustained virologic response.

o

Submission of an End of Phase 2 meeting request and briefing document for review with the Chinese regulatory authority, which details the proposed registrational studies of H0731+NrtI for chronic suppressive therapy in China.

o

Upcoming reporting of additional data from our Phase 2 studies, ABI-H0731-201 (Study 201), and Study 211 at the European Association for the Study of the Liver’s (EASL) Digital International Liver CongressTM in an oral presentation and late-breaker poster presentation. EASL’s 2020 meeting had been scheduled to occur in April 2020, but it was rescheduled to August 27 to 29, 2020 as a digital meeting due to the COVID-19 pandemic.
•	ABI-H2158 (H2158), our second-generation core inhibitor product candidate in the HBV Cure program:
o	Upcoming reporting of data on the final dose-ranging cohorts of the Phase 1b portion of the Phase 1a/1b clinical study of H2158 at EASL 2020 in a late-breaker poster presentation.
o	Upcoming initiation of a Phase 2 clinical study using a 300 mg dose of H2158.
•	ABI-H3733 (H3733), our third core inhibitor product candidate in the HBV Cure program:
o	Continuation of a Phase 1 clinical study to evaluate safety, tolerability, and pharmacokinetics of H3733 in healthy subjects.

Microbiome Program

•	Selection of the ABI-M201 (M201) ulcerative colitis (UC) program for presentation as a poster at the Digestive Disease Week’s (DDW) 2020 Virtual Meeting.
•

Selection of preclinical data from our immuno-oncology microbiome program for presentation as an e-poster at the American Association for Cancer Research (AACR) 2020 Virtual Annual Meeting II to be held on June 22 to 24, 2020.

Corporate Highlights

•	Strengthening of our leadership team with the addition of Jason Okazaki as Chief Legal and Business Officer and Carl Henrik Enell as Senior Vice President, Corporate Development.

HBV Cure Program

Over 250 million people worldwide are chronically infected with HBV. Our HBV Cure program is pursuing multiple drug candidates that inhibit the HBV lifecycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rate for patients with HBV. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core protein.

ABI-H0731

H0731, our lead core inhibitor product candidate in the HBV Cure program, is licensed from Indiana University. In the fourth quarter of 2019, we presented final 24-week data from HBeAg positive patients enrolled in our Phase 2 studies of H0731, Study 201, which enrolled NrtI-treated patients, and ABI-H0731-202 (Study 202), which enrolled treatment-naïve patients. In addition, we presented interim data from Study 211. The conduct of Study 201 and 202 is now complete, and Study 211 is ongoing. Most currently enrolled patients are continuing with normal study visits. For those patients unable to come to the clinic as a result of COVID-19, study drug is being shipped to their homes, and sites are conducting telehealth visits.

We presented certain top-line information and other updates regarding Study 201 and Study 211 in May 2020, and we expect to report additional data from Study 201 as well as further interim data from Study 211 at EASL 2020 in August 2020.

In addition, we recently determined the stopping criteria by which we will begin transitioning patients off therapy in Study 211. These criteria have been discussed with our lead investigators and reviewed and agreed upon by the FDA. Later this year, we expect to begin transitioning patients off treatment to observe for sustained virologic response. At this time, the ongoing COVID-19 pandemic has not impacted our timeline for the upcoming transition of patients off treatment or completion of Study 211, but we will continue to monitor the situation closely.

ABI-H2158

H2158, our second-generation core inhibitor product candidate in the HBV Cure program, was internally discovered and developed and is chemically distinct from H0731.

In the second quarter of 2019, we presented final data from the Phase 1a portion of a Phase 1a/1b dose-ranging clinical study. The Phase 1a study assessed safety, tolerability and pharmacokinetics (PK) in 48 healthy volunteers. In the fourth quarter of 2019, we reported interim data from the first, low-dose cohort of the Phase 1b portion of the Phase 1a/1b dose-ranging clinical study, which enrolled HBeAg positive patients.

We presented additional top-line data from the dose-ranging cohorts of the Phase 1b portion of the Phase 1a/1b dose-ranging clinical study in May 2020, and we expect to report the final data from these cohorts at EASL 2020.

Based on data from the Phase 1b dose-ranging study, we expect to initiate a Phase 2 clinical study in the second quarter of 2020 using a 300 mg dose of H2158. This study will be conducted in approximately ten countries in Asia, North America and Europe. While we will continue to monitor the situation closely, at this time, we do not expect our timelines for this study to be significantly impacted by the COVID-19 pandemic.

ABI-H3733

H3733, our third core inhibitor product candidate in the HBV Cure program, has completed Investigational New Drug (IND) enabling studies. H3733 has a novel chemical scaffold separate from both H0731 and H2158. We presented a preclinical profile of this candidate in the first quarter of 2019.

In the first quarter of 2020, we initiated a Phase 1 clinical study to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration of H3733 in healthy subjects in New Zealand. Enrollment of the study has been delayed as a result of the government mandated shutdown of all clinical studies unrelated to COVID-19. We expect to resume enrollment in the second quarter of this year and do not expect this delay to have a significant impact on our clinical development timelines for H3733.

Other Product Candidates

In addition to our three clinical-stage product candidates, our research discovery team is actively focused on identifying and creating additional product candidates for our HBV Cure program.

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

Our Microbiome program consists of a fully integrated platform that includes a biological-function-based strain isolation, identification, characterization and selection process, methods for strain purification and growth under conditions compliant with cGMP requirements, and a licensed patented delivery system that we call GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower GI tract.

ABI-M201

Our Microbiome program’s lead candidate, M201, is in a multi-center, randomized, double-blind, placebo-controlled Phase 1b clinical trial to evaluate its safety and efficacy in patients with mildly to moderately active UC who are being treated with mesalamine. The study’s primary objective is safety and tolerability, and its secondary objectives focus on the effect of M201 treatment on disease activity measures in patients with UC.

This Phase 1b study is ongoing; however, continued enrollment has been delayed as a result of the COVID-19 pandemic and the limitations placed on some trial sites to conduct certain procedures as part of the patient screening process. We expect enrollment activities to resume in mid-2020, and we continue to monitor the situation closely. For currently enrolled patients who are unable to come to the clinic, study drug or placebo is being shipped to their homes and sites are conducting telehealth monitoring and home health nurse visits.

M201 is being developed as part of the Research, Development, Collaboration and License Agreement (the Collaboration Agreement) with Allergan. The Collaboration Agreement provides for the development and commercialization of microbiome gastrointestinal programs.

Preclinical data from the M201 program was selected for presentation as a poster at DDW 2020.

Additional Product Candidates

Using our microbiome platform capabilities, we are also exploring additional product candidates for other disease indications, including Crohn’s disease (CD) and IBS in connection with the Collaboration Agreement, as well as immune-mediated and metabolic disorders and oncology, which indications we will pursue either internally or in collaboration with other third parties. Preclinical data from our immuno-oncology microbiome program have been selected for presentation as a poster at AACR.

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California, research, development and small-scale manufacturing activities in Groton, Connecticut and administrative offices in Carmel, Indiana. We also currently have an administrative office and research laboratory space in Shanghai, China and a regulatory office in Beijing, China.

Since our inception, we have had no revenue from product sales and have funded our operations principally through equity financings and collaborations. Our operations to date have been primarily limited to organizing and staffing our company, licensing our product candidates, discovering and developing our product candidates, establishing small-scale manufacturing capabilities for certain of our product candidates, maintaining and improving our patent portfolio and raising capital.

We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of March 31, 2020, we had an accumulated deficit of $466.1 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

While our employees in the United States are currently under stay-at-home or shelter-in-place orders under state and local laws in response to the COVID-19 pandemic, as a biotechnology company, we qualify as a Healthcare Operation and are exempted under such orders. This exemption allows our employees to perform essential activities at our offices, including work in our laboratories in both South San Francisco and Groton with proper protections and procedures in place. While we have experienced some shipping delays or shortages of personal protective equipment (PPE) that are important to maintaining normal workflows in our laboratories, we have been able to continue our critical research activities through schedule shifts, use of PPE on-hand and reallocation of certain resources that allow our employees to practice “social distancing” and comply with applicable laws. In addition, substantially all of our non-research employees have been working from their homes since mid-March 2020. Clinical study-related impacts of the COVID-19 pandemic to date have been limited to enrollment delays for both our Phase 1 study of H3733 and our Phase 1b study of M201, which are the only studies that are currently enrolling. We cannot currently predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our ongoing and planned research efforts, clinical trials and other business operations. We continue to monitor the situation regularly for additional potential delays, or modifications to our ongoing and planned trials and, if circumstances warrant, we may adjust our budget and operating plan.

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

Our critical accounting policies and significant estimates are detailed in our 2019 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2019 Annual Report, except for those accounting subjects discussed in the section of Note 2 to the unaudited condensed consolidated financial statements titled Adoption of Recent Accounting Pronouncements included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Collaboration revenue	$4,081	$3,885	$196	5%

Collaboration revenue includes the recognition of deferred revenue and reimbursements incurred under the Collaboration Agreement. Revenue for the three months ended March 31, 2020 as compared to the same period in 2019 increased as a result of increased reimbursement activities associated with our development activities under the Collaboration Agreement.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
Program/Description	2020	2019	2020 vs. 2019	2020 vs. 2019
HBV Cure program	$15,636	$15,712	$(76)	0%
Microbiome program	7,410	6,992	418	6%
Total research and development expenses	$23,046	$22,704	$342	2%

Research and development expense were $23.0 million for the three months ended March 31, 2020 compared to $22.7 million for the same period in 2019. The increase was primarily due to an increase of $0.4 million in gross research and development expenses related to the Microbiome programs and a decrease of $0.1 million in research and development expenses related to the HBV programs. Research and development expenses include non-cash stock-based compensation expenses of $1.9 million for the three months ended March 31, 2020 and $ 2.7 million for the same period in 2019.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
General and administrative expenses	$8,729	$9,517	$(788)	-8%

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $8.7 million for the three months ended March 31, 2020 compared to $9.5 million for the same period in 2019. An increase in employee-related expenses of $0.5 million was largely offset due to a decrease of $0.2 million in professional fees and a decrease of $0.3 million in rent expense due to the move of our leased office and laboratory space from San Francisco to South San Francisco in February 2019. General and administrative expenses include non-cash stock-based compensation expenses of $3.0 million for the three months ended March 31, 2020 and $3.8 million for the same period in 2019.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2020 principally through equity financings, raising an aggregate of $546.4 million in net proceeds, and a strategic collaboration raising an aggregate of $50.0 million through an upfront payment.

Cash Flows for the Three Months Ended March 31, 2020 and 2019

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
Cash provided by (used in):	2020	2019
Operating activities	$(25,218)	$(23,939)
Investing activities	20,693	11,435
Financing activities	$119	$140

Net Cash from Operating Activities

Net cash used in operating activities was $25.2 million for the three months ended March 31, 2020. This was primarily due to a $26.7 million net loss, $0.1 million of accretion of discount of marketable securities and a decrease of $4.6 million of operating assets and liabilities, which were offset by $4.9 million non-cash expense recorded for stock-based compensation, $1.2 million of amortization of operating lease right-of-use (ROU) assets and $0.1 million of depreciation and amortization expense.

Net cash used in operating activities was $23.9 million for the three months ended March 31, 2019. This was primarily due to a $27.1 million net loss, $0.6 million of accretion of discount of marketable securities and a decrease of $4.2 million of operating assets and liabilities, which were offset by $6.6 million non-cash expense recorded for stock-based compensation, $1.1 million of amortization of operating lease ROU assets and $0.1 million of depreciation and amortization expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2020 was $20.7 million due to $55.0 million of redemptions of marketable securities and $10.0 million of sale of marketable securities, which were partially offset by the purchase of $44.2 million of marketable securities and $0.1 million of property and equipment.

Net cash provided by investing activities for the three months ended March 31, 2019 was $11.4 million primarily due to the purchase of $49.0 million of marketable securities and $1.5 million of property and equipment, which were offset by $61.5 million of redemptions of marketable securities and $0.5 million of sale of marketable securities.

Net Cash from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2020 was $0.1 million resulting from the exercise of stock options to purchase 16,834 shares of common stock.

Net cash provided by financing activities for the three months ended March 31, 2019 was $0.1 million resulting from the exercise of stock options to purchase 21,000 shares of common stock.

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

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times by issuing equity securities, most recently in December 2019. We intend to continue to raise capital when and as needed and at the time and in the manner most advantageous to us. Market volatility resulting from the COVID-19 pandemic or other factors could also adversely impact our ability to access capital as and when needed.

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. Our future capital requirements will depend on many factors, including:

•

the scope, progress, timing, results and costs of our ongoing drug discovery, nonclinical development, laboratory testing and clinical studies of our product candidates and any additional clinical studies we may conduct in the future;

•	the extent to which we further acquire or in-license other product candidates and technologies;
•	our ability to manufacture, and to contract with third parties to manufacture, adequate supplies of our product candidates for our clinical studies and any eventual commercialization;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs and timing of recruiting additional employees to support the growth of our business;
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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under contractual obligations as disclosed in our 2019 Annual Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes to our quantitative and qualitative disclosures about market risk as compared to the quantitative and qualitative disclosures about market risk described in our 2019 Annual Report.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

You should carefully consider the following risk factors, together with all other information in this report, including our consolidated financial statements and notes thereto, and in our other filings with the Securities and Exchange Commission. If any of the following risks, or other risks not presently known to us or that we currently believe to not be significant, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

In addition, all of our product candidates are currently in early clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies, Phase 1 and Phase 2 clinical data. With respect to our ongoing Phase 2 trials, as we begin transitioning patients off of therapy in Study 211 later this year, we may not observe sustained virologic response and such patients may need to resume NrtI therapy. In addition, there is no guarantee that Phase 3 clinical studies, if and when completed, will result in data consistent with that observed in prior studies. As a result, we cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval.

The scientific evidence to support the feasibility of our product candidates and therapeutic approaches is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates. For these and other reasons, our drug discovery and development may not be successful, and we may not generate viable products or revenue.

The spread of the coronavirus and resulting COVID-19 pandemic may materially and adversely affect our business.

The recent outbreak of COVID-19 began in December 2019 and has since spread globally, reaching pandemic status. The continued spread of the coronavirus that causes COVID-19 could adversely impact our research and development through delay, modification or suspension of our clinical and/or nonclinical studies. Other clinical-stage biotechnology companies, like us, have already had their clinical and nonclinical studies affected by the COVID-19 pandemic.

The COVID-19 pandemic has and may continue to (i) impact patient enrollment, retention or compliance with clinical study protocols; (ii) require modifications to or deviations from study protocols and procedures, such as the use of telehealth and home health visits instead of on-site monitoring and treatment, that could increase the cost of conducting clinical studies; (iii) disrupt or suspend the business operations of our third-party contract research organizations (CROs), manufacturers of our drug candidates and the clinical sites conducting our clinical studies; (iv) delay regulatory meetings and filings with regulatory agencies in the United States and other countries; and (v) disrupt supply chains and cause delays of shipments of critical reagents, personal protective equipment and disinfectants, each of which are necessary for our laboratories and the laboratories of our CROs to maintain normal workflows. For example, in our Phase 1 trial of H3733 in New Zealand, which we initiated in the first quarter of this year, patient enrollment has been delayed as a result of the New Zealand government’s mandated shutdown of all clinical studies other than those for clinical candidates for COVID-19.

We cannot provide any assurances about when any of our clinical studies that have delayed enrollment as a result of COVID-19 might reinitiate enrollment or that their enrollment will be reinitiated at all. For those clinical studies that are currently ongoing, we cannot provide any assurances that the measures that we have taken to date, or may in the future take, will continue to allow us to mitigate and manage results of negative impacts to site initiation, participant recruitment and enrollment, participant randomization and dosing, distribution of clinical study materials, study monitoring or data analysis. Even if we are able to collect clinical data while the outbreak is ongoing, COVID-19 may negatively affect the quality, completeness, integrity, interpretability and cost of such clinical study data. Any of these effects could adversely affect our ability to advance our product candidates in the manner and on the timelines presently planned, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, results of operations, financial results and our share price.

As a result of the COVID-19 pandemic, governments around the world continue implementing significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. We have taken precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees who are able to do so to work remotely and suspending all non-essential travel worldwide for our employees. These measures could negatively affect our business. For instance, requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

The extent to which the COVID-19 pandemic may impact our business will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the duration and severity of the pandemic, and the effectiveness of actions for containment and treatment of COVID-19. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, including to our ongoing and planned clinical studies. Any such shutdowns or other business interruptions could result in material and negative effects to our ability to conduct our business in the manner and on the timelines presently planned as well as negatively affect the accuracy of our estimates regarding capital requirements and needs for additional financing or our ability to produce accurate and timely financial statements. We may incur additional liabilities related to business disruptions caused by the COVID-19 pandemic, including those related to our employees, our agreements with third parties, and our interactions with governmental authorities. Any of these disruptions could have a material adverse impact on our business, results of operation, financial condition and share price.

The COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. In addition, a recession, depression, or other sustained adverse market event resulting from the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock.

In addition to the risks related to the COVID-19 pandemic discussed above, the uncertainty surrounding, and risks created by, the pandemic may have the effect of heightening many of the other risks discussed in this section impacting our operations.

We depend entirely on the success of product candidates from our HBV Cure program and our Microbiome program. We cannot be certain that we or our collaborators will be able to obtain regulatory approval for, or successfully commercialize, product candidates from either of our current programs or any other product candidates we may subsequently identify.

We and our collaborators are not permitted to market or promote any product candidates in the United States, Europe, China or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a biologic license application (BLA) or new drug application (NDA) to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the foreseeable future.

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

We may publicly disclose top-line or initial data from time to time, which is based on a preliminary analysis of then-available efficacy, tolerability, PK and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive review of the data related to the particular study or trial. We also make assumptions, estimates, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to evaluate fully and carefully all data. As a result, the top-line or initial results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the initial or preliminary data we previously published. As a result, top-line and initial data should be viewed with caution until the final data are available.

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

Before we or any commercial partners can obtain FDA approval (or other foreign approvals) necessary to sell any of our product candidates, we must show through nonclinical studies and human testing in clinical studies that each potential product is safe and effective in humans. To meet these requirements, we must conduct extensive nonclinical testing and sufficient and well-controlled clinical studies. Conducting clinical studies is a lengthy, time consuming, and expensive process. The length of time might vary substantially according to the type, complexity, novelty, and intended use of the product candidate, and often can be several years or more per trial. Delays associated with product candidates for which we are directly conducting nonclinical studies or clinical studies might cause us to incur additional operating expenses. The commencement and rate of completion of clinical studies might be delayed by many factors, including, for example:

•	delays in reaching agreement with regulatory authorities on trial design;
•	delays in reaching agreement on acceptable terms with prospective CROs and clinical study sites;
•	failure to demonstrate efficacy;
•	the emergence of unforeseen safety issues;
•	insufficient quantities of qualified materials under cGMP for use in clinical studies due to manufacturing challenges or delays;
•	slower than expected rates of patient recruitment;

•

failure to recruit a sufficient number of eligible patients, which may be due to a number of reasons, including the size of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the study, the design of the clinical study, and other potential drug candidates being studied;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;
•	delays caused by patients dropping out of a trial due to product side effects, disease progression or other reasons;
•	clinical sites dropping out of a trial to the detriment of enrollment;
•	modification of clinical study protocols;
•	occurrence of adverse events associated with the product candidate that are viewed to outweigh its potential benefits;
•	changes in regulatory requirements for clinical studies;
•	impacts in trial initiation, enrollment, completion and similar activities due to the impact of COVID-19;
•	delays, suspension, or termination of clinical studies by the institutional review board or ethics committee responsible for overseeing the study at a particular study site; and
•	government or other regulatory agency delays or clinical holds requiring suspension or termination of our clinical studies.

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

Additionally, if any of our product candidates receives marketing approval and we or others later identify undesirable or unacceptable side effects caused by these product candidates, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such products and require us to take them off the market;
•	regulatory authorities may require the addition of labeling statements, specific warnings, a contraindication or field alerts to physicians and pharmacies;
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

As of March 31, 2020, we had 120 employees and contracts with a number of temporary contractors, consultants and CROs. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success, and any failure to do so could have a material adverse impact on our business, financial condition and results of operations.

If we lose key management or scientific personnel, cannot recruit and retain qualified employees, officers, or other significant personnel or experience increases in our compensation costs, our business might materially suffer.

We are highly dependent on the services of our executive officers and senior management team. Our employment agreements with our executive officers and senior management team members do not ensure their retention. We do not currently maintain, nor do we intend to obtain in the future, “key man” life insurance that would compensate us in the event of the death or disability of any of the members of our management team. Our key management and scientific personnel are critical to our success, and loss of any of these key employees could have a material adverse impact on our business, financial condition and results of operations.

We are not currently profitable and might never become profitable.

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV Cure or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance H0731, H2158 and H3733, our first three HBV product candidates through clinical development;
•	advance M201, our first candidate from our Microbiome program, through Phase 1b clinical development;
•	continue to undertake research and discovery efforts to identify potential additional product candidates in both our HBV Cure and Microbiome programs;
•	seek regulatory approvals for our product candidates; and
•	pursue our intellectual property strategy.

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

There are substantial risks inherent in attempting to commercialize new drugs and biologics, and, as a result, we may not be able to successfully develop products for commercial use.

Scientific research and development require significant amounts of capital and takes a long time to reach commercial viability, if it can be achieved at all. To date, our research and development projects have not produced commercially approved drugs or biologics and may never do so. During the research and development process, we may experience technological barriers that we may be unable to overcome. Further, certain underlying premises in our development programs are not fully proven.

Our HBV therapy research and development efforts involve therapeutics based on modulating forms of HBV core proteins with core inhibitors. The development of our core inhibitor technology is in early stages, and the commercial feasibility and acceptance of our core inhibitor technology is unknown. More specifically, while there may be initial indications of decreasing cccDNA levels in some treated patients, the theory that treatment with core inhibitors may result in more rapid loss of cccDNA compared to conventional (standard of care) therapies is unproven. It is also unknown if the biomarkers assumed to be indicators of cccDNA pool levels (such as serum pgRNA, HBeAG, HBcrAg and, to a lesser extent, HBsAg in HBV patients) will be meaningfully altered in patients on treatment with core inhibitors. Additionally, even if core inhibitor technology is successful at targeting the HBV core protein and treatment is successful at reducing cccDNA levels in HBV patients, it may not result in a commercially approved drug if there is not a corresponding medical benefit related to the underlying HBV infection.

Similarly, our Microbiome program is based on a novel therapeutic approach designed to treat disorders associated with the microbiome. To our knowledge, no companies have received regulatory approval for, or manufactured on a commercial scale, any microbiome-based therapeutics. Our microbiome therapy candidates are in nonclinical and early clinical development, and our GEMICEL® dual-targeted release capsule formulation is novel and has not yet shown to successfully deliver live bacteria in patients. The ability to deliver bacteria effectively and reliably to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue from the sale of products or build a sustainable or profitable business.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In 2018, the FDA granted Fast Track designation to H0731 for the treatment of patients with chronic HBV infection. We may seek Fast Track designation for other product candidates, but there is no assurance that it will be granted. Even with Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our product development program.

A breakthrough therapy designation by the FDA for any of our product candidates may not lead to a faster development or regulatory review or approval process, and it does not increase the likelihood that our product candidates will receive marketing approval.

We may seek a breakthrough therapy designation for one or more of our product candidates. A breakthrough therapy is defined as a drug or biologic that is intended to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. For drugs that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor can help to identify the most efficient path for clinical development. Drugs designated as breakthrough therapies by the FDA may also be eligible for accelerated approval.

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

We anticipate that we will incur operating losses for the next several years as we continue to develop our product candidates and our Microbiome platform as well as initiate development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change or if clinical study timelines are accelerated. If that happens, we may need additional financing to continue the development of our HBV and microbiome product candidates, which we might seek and receive from the public financial markets, third-party commercial partners, private placements, debt financings or other sources. There is no assurance that we will be able to generate sufficient revenue from our Collaboration Agreement with Allergan or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If such events or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

In January 2017, we entered into the Collaboration Agreement for the development and commercialization of select microbiome gastrointestinal programs in ulcerative colitis, Crohn’s disease and irritable bowel syndrome. Our collaboration with Allergan may be terminated, or may not be successful, due to a number of factors. In particular, Allergan may terminate the Collaboration Agreement at any time upon either 90 days’ (prior to the initiation of the first POC trial of a licensed product) or 120 days’ (after the initiation of the first POC trial of a licensed product), as applicable, advance written notice to us. The Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the Collaboration Agreement, subject to cure. In addition, if we are unable to identify product candidates for the licensed indications or we are unable to protect our products by obtaining and defending patents, the collaboration could fail. If the collaboration is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may not receive all or any of the research program funding, milestone payments or royalties under the agreement. Any of the foregoing could result in a material adverse effect on our business, results of operations and prospects and may cause our stock price to decline. In June 2019, Allergan and AbbVie Inc. (AbbVie) announced that they had entered into a definitive transaction agreement under which AbbVie will acquire Allergan. Assuming the conditions to close are satisfied, the acquisition was originally expected to close in early 2020. AbbVie and Allergan recently received approvals from both the Federal Trade Commission and the High Court of Ireland, and the acquisition is expected to close in May 2020. We do not know what, if any, impact this transaction will have on the Collaboration Agreement when it closes.

We are dependent on a license relationship for each of our HBV Cure program and our Microbiome program.

Our license agreement with IURTC from whom we have licensed H0731 and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to H0731 and certain other HBV therapies and royalty payments and diligence fees. If we breach any of our obligations under our license agreement, we could lose our rights to H0731.

Our license with Therabiome, from whom we have licensed a delivery platform for our Microbiome program, also requires us to pay regulatory and clinical milestones as well as royalty payments to Therabiome. If we breach any of these obligations, we could lose our rights to the targeted delivery mechanism of our Microbiome program.

If we fail to comply with our obligations to our licensors, then they may have the right to terminate the license, in which event we would not be able to commercialize drug candidates or technologies that were covered by the license. In addition, the milestone and other payments associated with licenses will make it less profitable for us to develop our drug candidates than if we owned the technology ourselves.

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

The risk of a security breach or disruption, particularly through cyberattacks or cyber intrusion, including by computer hackers, foreign governments and cyberterrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, any loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

We do not have sufficient facilities to conduct all of our anticipated nonclinical and clinical testing. As a result, we expect to contract with third parties to conduct a significant portion of our nonclinical and clinical testing required for regulatory approval for our product candidates. We rely on the services of third parties to conduct studies on our behalf. If we are unable to retain or continue with third parties for these purposes on acceptable terms, we may be unable to successfully develop our product candidates. In addition, any failures by third parties to adequately perform their responsibilities may delay the submission of our product candidates for regulatory approval, which would impair our financial condition and business prospects.

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

We currently rely on third-party manufacturers to supply the quantities of H0731, H2158 and H3733 used in our clinical and nonclinical studies and the drug substance for our Microbiome program. We currently manufacture our microbiome drug product for use in our planned nonclinical studies and early-stage clinical studies; however, we may require third-party manufacturers for subsequent clinical studies or other microbiome drug products. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

In addition, before we or any of our collaborators can begin to commercially manufacture our product candidates, each manufacturing facility and process is subject to regulatory review. Manufacturing of drugs for clinical and commercial purposes must comply with the FDA’s and applicable non-U.S. regulatory requirements, including cGMPs. The cGMP requirements govern compliance and documentation policies and procedures. Complying with FDA and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and compliance to assure that the product meets applicable specifications and other requirements. Any manufacturing facility must also pass a pre-approval inspection prior to regulatory approval. Failure to pass a pre-approval inspection might significantly delay regulatory approval of our product candidates. If we or any of our future collaborators fails to comply with these requirements with respect to the manufacture of any of our product candidates, regulatory action could limit the jurisdictions in which we are permitted to sell our products, if approved. As a result, our business, financial condition, and results of operations might be materially harmed.

We are exposed to the following risks with respect to the manufacture of our product candidates:

•

If we are unable to establish our own manufacturing capabilities, we will need to identify manufacturers for commercial supply on acceptable terms, which we may not be able to do because the number of potential manufacturers is limited, and the FDA must evaluate any new or replacement contractor. This evaluation would generally require compliance inspections. In addition, a new manufacturer would have to be educated in, or develop substantially equivalent processes for, production of our products after receipt of regulatory approval, if any.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV, UC, inflammatory bowel disease (IBD), including Crohn’s disease, IBS, immune-mediated and metabolic disorders and oncology is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We will compete with organizations that have existing treatments and that are or will be developing treatments for the indications that our product candidates target. If our competitors develop effective treatments for HBV, UC, IBD, IBS, immune-mediated and metabolic disorders and oncology or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects might be materially harmed, due to intense competition in these markets.

Companies with core inhibitor products or microbiome products may produce negative clinical data, which would adversely affect public perception of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

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
•

foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country; and

•

business interruptions resulting from geopolitical actions, including tariffs, war and terrorism, natural disasters or outbreaks of disease, such as the spread of the novel strain of coronavirus and the resulting COVID-19 pandemic impacting all countries, including China.

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

We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and chemical and biological compositions that are important to our business. To date, we and our licensors have filed patent applications intended to cover our products candidates and their methods of use. Although we co-own and have in-licensed two issued patents in the U.S. directed to compositions of matter that includes H0731, which are expected to expire in 2035 and 2036, and we have in-licensed issued U.S. patents related to delivery technology for our Microbiome program, which are expected to expire in 2034, we do not own or have any rights to any issued patents that cover any of our other product candidates, and we cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

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

Any disclosure to or misappropriation by third parties of our patents, trade secrets or confidential information could compromise our competitive position. We rely upon a combination of patents, trade secret protection and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. The legal systems of certain countries, particularly countries such as China, do not always favor the enforcement of patents, trade secrets, and other intellectual property rights, particularly those relating to pharmaceutical and biotechnology products, which could make it difficult for us to stop infringement of our patents, misappropriation of our trade secrets, or marketing of competing products in violation of our proprietary rights.

We may in the future be involved in legal or administrative proceedings involving our intellectual property initiated by third parties, and which proceedings can result in significant costs and commitment of management time and attention and could put our patents in these territories at risk of being invalidated or interpreted narrowly, or our patent applications at risk of not being granted and could provoke third parties to assert claims against us.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the United States and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The United States moved to a “first to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013. The effects of this change and other elements of the AIA are currently unclear, as the USPTO is still implementing associated regulations, and the applicability of the AIA and associated regulations to our patents and patent applications have not been fully determined. This new system also includes new procedures for challenging issued patents and pending patent applications, which creates additional uncertainty. We may become involved in any variety of proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, invalidate, and/or find our patent rights unenforceable, allowing third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others. In addition to ongoing changes with the AIA and USPTO regulations, recent decisions of the Supreme Court of the United States, and the possibility of statutory change to patent subject matter eligibility law advocated by such groups as the Intellectual Property Owners Association and the American Intellectual Property Law Association, provide additional uncertainty.

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

The price of our common stock fluctuates widely. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock might be volatile and subject to wide price fluctuations in response to various factors, including:

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

These and other factors might cause the market price of our common stock to fluctuate substantially, which might limit or prevent investors from readily selling their shares of our common stock and might otherwise negatively affect the liquidity of our common stock. In addition, this year, the stock market has experienced significant price and volume fluctuations related to the COVID-19 pandemic. This volatility has had a significant impact on the market price of our common stock and securities issued by many companies across many industries. The changes frequently appear to occur without regard to the operating performance of the affected companies. Accordingly, the price of our common stock could fluctuate based upon factors unrelated to our business and operations, and these fluctuations could materially reduce our share price.

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

At December 31, 2019, we had potentially utilizable gross Federal net operating loss carryforwards of $297.6 million, State net operating loss carry-forwards of $309.3 million, Federal and California research and development credit carry forwards of $9.0 million and $5.3 million, respectively, which will begin to expire in 2027. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have determined that an ownership change occurred in each of December 2010, January 2013 and October 2014. The result of these ownership changes is that $40.0 million of our $337.4 million of Federal net operating losses will not be available to us to offset future taxable income leaving potentially utilizable gross Federal net operating loss carryforwards of $297.6 million. In addition, we may experience ownership changes in the future, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In addition, under the Tax Cust and Jobs Act (the Tax Act), the amount of U.S. federal net operating losses generated in taxable periods beginning after December 31, 2017 that we are permitted to deduct in any taxable year is limited to 80% of our taxable income in such year, where taxable income is determined without regard to the NOL deduction itself. The Tax Act generally eliminates the ability to carry back any post-2017 NOL to prior taxable years, while allowing unused post-2017 NOLs to be carried forward indefinitely. The Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was signed into law by President Trump in March 2020. The CARES Act allows NOLs in tax periods beginning after December 31, 2017 and beginning before January 1, 2021 to be carried back five years, carried forward indefinitely, and permitted to deduct 100% of our taxable income for tax periods beginning before January 1, 2021. In tax periods beginning after December 31, 2020, the 80% taxable income limit discussed above will apply to all U.S. NOLs generated in taxable periods beginning after December 31, 2017.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses not faced by private companies. We have incurred and will continue to incur significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. Although we are currently unable to estimate these costs with any degree of certainty, we expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our product candidates or otherwise expand our business. Complying with these requirements might divert management’s attention from other business concerns, which could have a material adverse effect on our prospects, business, and financial condition. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Assembly Biosciences, Inc. 2020 Corporate Bonus Plan.		8-K	02/11/2020	10.1

10.2#	Omnibus Amendment to Assembly Biosciences, Inc. Stock Incentive Plans.	X

10.3#	Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Inducement Award Plan).	X

10.4#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2020 Inducement Award Plan.	X

10.5#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2020 Inducement Award Plan.	X

10.6#	Amendment No. 1 to Employment Agreement, dated February 26, 2020, between Assembly Biosciences, Inc. and Thomas J. Russo, CFA.	X

10.7#	Amendment No. 1 to Employment Agreement, dated February 26, 2020, between Assembly Biosciences, Inc. and Luisa M. Stamm, M.D., Ph.D.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

#	Represents management contracts or compensatory plans or arrangements.
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

Assembly Biosciences, Inc.

Date: May 8, 2020	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 8, 2020	By:	/s/ Thomas J. Russo, CFA
Thomas J. Russo, CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)