Form 10-Q
period 2020-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2020-08-05
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 3, 2020, there were 32,854,914 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$96,709	$46,732
Marketable securities	130,005	227,311
Accounts receivable from collaboration	3,315	3,374
Prepaid expenses and other current assets	5,059	5,363
Total current assets	235,088	282,780

Property and equipment, net	2,063	1,830
Operating lease right-of-use (ROU) assets	10,780	11,975
Other assets	5,232	1,684
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$294,801	$339,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,640	$1,731
Accrued clinical expenses	4,362	4,826
Other accrued expenses	6,019	8,286
Deferred revenue - short-term	—	6,411
Operating lease liabilities - short-term	3,250	3,186
Total current liabilities	17,271	24,440

Deferred tax liabilities	2,531	2,531
Deferred revenue - long-term	—	30,637
Operating lease liabilities - long-term	7,884	9,082
Total liabilities	27,686	66,690

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2020 and December 31, 2019; 32,807,519 and 32,558,307 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	33	32
Additional paid-in capital	725,784	712,807
Accumulated other comprehensive income (loss)	104	(201)
Accumulated deficit	(458,806)	(439,421)
Total stockholders' equity	267,115	273,217
Total liabilities and stockholders' equity	$294,801	$339,907

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$39,376	$3,080	$43,457	$6,966

Operating expenses:
Research and development	23,327	18,700	46,373	41,405
General and administrative	9,470	4,080	18,199	13,597
Total operating expenses	32,797	22,780	64,572	55,002
Income (loss) from operations	6,579	(19,700)	(21,115)	(48,036)

Other income
Interest and other income, net	691	1,186	1,730	2,463
Total other income	691	1,186	1,730	2,463
Income (loss) before income taxes	7,270	(18,514)	(19,385)	(45,573)

Income tax benefit	—	11	—	18
Net income (loss)	$7,270	$(18,503)	$(19,385)	$(45,555)

Other comprehensive income
Unrealized gain on marketable securities, net of tax	190	52	305	160
Comprehensive income (loss)	$7,460	$(18,451)	$(19,080)	$(45,395)

Net income (loss) per share, basic	$0.21	$(0.72)	$(0.55)	$(1.77)
Weighted average common shares outstanding, basic	35,307,669	25,740,500	35,229,570	25,690,617
Net income (loss) per share, diluted	$0.19	$(0.72)	$(0.55)	$(1.77)
Weighted average common shares outstanding, diluted	37,291,474	25,740,500	35,229,570	25,690,617

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(19,385)	$(45,555)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	237	260
Stock-based compensation	12,058	8,645
Net accretion and amortization of investments in marketable debt securities	(101)	(1,141)
Non-cash rent expense	2,308	2,208
Deferred income tax benefit	—	(18)
Loss on disposal of fixed assets	—	102
Other	—	(5)
Changes in operating assets and liabilities:
Accounts receivable from collaboration	59	(473)
Prepaid expenses and other current assets	304	(5,068)
Other assets	(2,155)	1,655
Accounts payable	516	(279)
Accrued clinical expenses	(464)	248
Other accrued expenses	(2,416)	(2,428)
Deferred revenue	(37,048)	(996)
Operating lease liabilities	(2,247)	(2,099)
Net cash used in operating activities	(48,334)	(44,944)

Cash flows from investing activities
Purchases of property and equipment	(470)	(1,539)
Purchases of marketable securities	(44,240)	(93,667)
Proceeds from maturities of marketable securities	119,252	131,591
Proceeds from sale of marketable securities	22,700	500
Net cash provided by investing activities	97,242	36,885

Cash flows from financing activities
Proceeds from the exercise of stock options	602	331
Proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP)	467	515
Net cash provided by financing activities	1,069	846

Net increase (decrease) in cash and cash equivalents	49,977	(7,213)
Cash and cash equivalents at the beginning of the period	46,732	41,471
Cash and cash equivalents at the end of the period	$96,709	$34,258
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$545	$14,225

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2020	32,624,725	$32	$717,898	$(86)	$(466,076)	$251,768
Issuance of common stock upon exercise of stock options	74,879	1	482	—	—	483
Issuance of common stock under ESPP	42,266	—	467	—	—	467
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	65,649	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	190	—	190
Stock-based compensation	—	—	6,937	—	—	6,937
Net income	—	—	—	—	7,270	7,270
Balance as of June 30, 2020	32,807,519	$33	$725,784	$104	$(458,806)	$267,115

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2019	25,549,757	$26	$559,453	$(239)	$(368,839)	$190,401
Issuance of common stock upon exercise of stock options	29,875	—	191	—	—	191
Issuance of common stock under ESPP	36,804	—	515	—	—	515
Issuance of shares of common stock for settlement of RSUs	30,347	—	—	—	—	—
Unrealized gain on marketable debt securities, net of tax	—	—	—	52	—	52
Stock-based compensation	—	—	2,051	—	—	2,051
Net loss	—	—	—	—	(18,503)	(18,503)
Balance as of June 30, 2019	25,646,783	$26	$562,210	$(187)	$(387,342)	$174,707

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	32,558,307	$32	$712,807	$(201)	$(439,421)	$273,217
Issuance of common stock upon exercise of stock options	91,713	1	601	—	—	602
Issuance of common stock under ESPP	42,266	—	467	—	—	467
Issuance of shares of common stock for settlement of RSUs	115,233	—	—	—	—	—
Reclassification of stock-based awards from equity to accrued expenses	—	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	305	—	305
Stock-based compensation	—	—	11,909	—	—	11,909
Net loss	—	—	—	—	(19,385)	(19,385)
Balance as of June 30, 2020	32,807,519	$33	$725,784	$104	$(458,806)	$267,115

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	25,495,425	$25	$552,762	$(347)	$(341,787)	$210,653
Issuance of common stock upon exercise of stock options	50,875	—	331	—	—	331
Issuance of common stock under ESPP	36,804	—	515	—	—	515
Issuance of shares of common stock for settlement of RSUs	63,679	1	(1)	—	—	—
Settlement of RSUs for cash	—	—	(4)	—	—	(4)
Unrealized gain on marketable debt securities, net of tax	—	—	—	160	—	160
Stock-based compensation	—	—	8,607	—	—	8,607
Net loss	—	—	—	—	(45,555)	(45,555)
Balance as of June 30, 2019	25,646,783	$26	$562,210	$(187)	$(387,342)	$174,707

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company advancing two innovative programs: a novel class of oral therapeutic candidates targeting chronic hepatitis B virus (HBV) infection and a novel class of oral live microbial biotherapeutic candidates, which are designed to treat disorders associated with the microbiome. The Company operates in one segment and is headquartered in South San Francisco, California, with operations in California, Connecticut and China.

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

The Company’s Microbiome program is centered on a fully integrated platform that includes a biological function-based strain isolation, identification, characterization and selection process, methods for strain purification and growth under conditions compliant with current Good Manufacturing Practice (cGMP) requirements. That platform is complemented by a licensed patented delivery system that the Company calls GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease and irritable bowel syndrome (IBS) in connection with its Research, Development, Collaboration and License Agreement (the Allergan Collaboration Agreement) with Allergan Pharmaceuticals International Limited (Allergan), which was acquired by AbbVie Inc. (AbbVie) in May 2020. In June 2020, AbbVie made a strategic portfolio decision to terminate the Allergan Collaboration Agreement effective on October 10, 2020 (see Note 8). Assembly is also exploring the microbiome in connection with immune-mediated and metabolic disorders and oncology.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, proceeds from the exercise of warrants and stock options, issuance of debt and an upfront payment related to the Allergan Collaboration Agreement. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next 12 months following the date that these unaudited condensed consolidated interim financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 6 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

If the Company is unable to generate sufficient revenue from its collaborations, secure additional sources of funding or receive full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 4, 2020. The results for the three and six months ended June 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include revenue recognition, clinical trial accruals, recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable and recognized as revenue under the Allergan Collaboration Agreement, measurement of operating lease liabilities, and the fair value of stock options, stock appreciation rights, and restricted stock units (RSUs) granted to employees, directors and consultants.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ materially from those estimates and assumptions.

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Income Taxes

In March 2020, the Families First Coronavirus Response Act (FFCR Act) and the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

In June 2020, Assembly Bill 85 (A.B. 85) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022.

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition and liquidity.

Net Income (Loss) per Share

Basic net income (loss) per common share excludes dilution and is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.

In December 2019, the Company sold 6,287,878 shares of common stock as well as pre-funded warrants to purchase up to 2,424,242 shares of common stock (see Note 6). The pre-funded warrants are exercisable for shares of common stock at a price of $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	7,270	(18,503)	(19,385)	(45,555)
Denominator:
Shares used in per share calculation - basic	35,307,669	25,740,500	35,229,570	25,690,617
Dilutive effect of securities	1,983,805	-	-	-
Shares used in per share calculation - diluted	37,291,474	25,740,500	35,229,570	25,690,617
Net income (loss) per share:
Basic	0.21	(0.72)	(0.55)	(1.77)
Diluted	0.19	(0.72)	(0.55)	(1.77)

Securities excluded from the computation of diluted income (loss) per share because including them would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Warrants to purchase common stock	15,296	15,296	15,296	15,296
Options to purchase common stock	3,521,778	5,203,935	6,652,076	5,203,935
Common stock subject to purchase under our ESPP	8,991	5,976	8,991	5,976
Unvested RSUs	41,762	489,857	978,879	489,857
Total	3,587,827	5,715,064	7,655,242	5,715,064

As of June 30, 2020, 145,000 performance-based RSUs granted by the Company were excluded from the table above because they are subject to contingencies that were not achieved as of this date.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Adoption of Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (ASU 2017-04), which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit's goodwill with the carrying amount of that goodwill. Under the amendments in ASU 2017-04, an entity should recognize an impairment charge for the amount by which the carrying amount of a reporting unit exceeds its fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. The updated guidance requires a prospective adoption. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates (ASU 2019-10), which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted ASU 2017-04 effective January 1, 2020. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements.

On January 1, 2020, the Company adopted ASU 2018-13, Fair Value Measurement (Topic 820):  Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement, which makes a number of changes meant to add, modify or remove certain disclosure requirements associated with the movement amongst or hierarchy associated with Level 1, Level 2 and Level 3 fair value measurements. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions to the guidance in ASC 740 related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted in an interim or annual period. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. Entities will apply the guidance prospectively, except for certain amendments. The Company early adopted ASU 2019-12 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating this new accounting standard but currently does not expect the adoption of this standard to have a material impact on its condensed consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$94,524	$—	$—	$94,524
Total cash equivalents	94,524	—	—	94,524
Short-term investments
U.S. and foreign corporate debt securities	32,958	161	—	33,119
Asset-backed securities	22,183	72	—	22,255
U.S. treasury securities	36,080	176	—	36,256
U.S. and foreign commercial paper	38,375	—	—	38,375
Total short-term investments	129,596	409	—	130,005
Total cash equivalents and investments	$224,120	$409	$—	$224,529

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

The contractual term to maturity of short-term marketable securities held by the Company as of June 30, 2020 is less than one year. There were no long-term marketable securities held by the Company as of June 30, 2020.

Realized gains and losses for the three and six months ended June 30, 2020 and 2019 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of June 30, 2020.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$94,524	$—	$—	$94,524
Total cash equivalents	94,524	—	—	94,524
Short-term investments
U.S. and foreign corporate debt securities	—	33,119	—	33,119
Asset-backed securities	—	22,255	—	22,255
U.S. treasury securities	—	36,256	—	36,256
U.S. and foreign commercial paper	—	38,375	—	38,375
Total short-term investments	—	130,005	—	130,005
Total assets measured at fair value	$94,524	$130,005	$—	$224,529

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 - Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	Useful life	June 30,	December 31,
	(Years)	2020	2019
Lab equipment	3 to 5	$290	$247
Office equipment	7	699	699
Leasehold improvement	1 to 5	2,084	2,084
Total property and equipment		3,073	3,030
Less: Accumulated depreciation and amortization		(1,437)	(1,200)
Construction in progress	N/A	427	—
Property and equipment, net		$2,063	$1,830

Depreciation expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2020, respectively and $0.1 million and $0.3 million for the three and six months ended June 30, 2019, respectively and was recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Primarily all of property and equipment of the Company is located in the U.S.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Accrued expenses:
Accrued compensation	$4,186	$5,312
Accrued restructuring charges	1,019	2,094
Accrued professional fees and other	814	880
Total accrued expenses	$6,019	$8,286

Accrued restructuring charges relate to the Company’s decision to relocate its headquarters to South San Francisco, California as approved by the Board of Directors in November 2019 and effective January 1, 2020. The Company accrued restructuring charges of $2.1 million in 2019 related to one-time severance payments and other employee-related costs associated with the relocation plan. This represents the total amount expected to be incurred in connection with the relocation and is expected to be fully paid in 2020.

Note 6 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock as of June 30, 2020 and December 31, 2019, respectively.

Sale of Common Stock and Pre-Funded Warrants

In December 2017, the Company filed a registration statement on Form S-3 with the SEC using a “shelf” registration statement, file No. 333-222366, which became effective January 10, 2018 (the Registration Statement). Under this shelf registration process, the Company may from time to time sell any combination of the securities described in the Registration Statement in one or more offerings up to an aggregate offering price of $250.0 million. In connection with the filing of this Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through “at the market offerings” (ATM). As of June 30, 2020, no shares have been sold under the ATM program and $21.4 million remains available for sale under this Registration Statement.

In December 2019, the Company sold to various investors an aggregate of 6,287,878 shares of common stock at a public offering price of $16.50 per share, which included the exercise in full by the underwriters of their option to purchase 1,136,363 additional shares of common stock, and pre-funded warrants to purchase 2,424,242 shares of common stock at a public offering price of $16.499 per warrant. The Company received aggregate net proceeds of $134.7 million from the offering and the option exercise, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The pre-funded warrants became immediately exercisable upon issuance at an exercise price of $0.001 per share, but under their terms, the outstanding pre-funded warrants to purchase shares of the Company’s common stock generally may not be exercised if the holder’s ownership of the Company’s common stock would exceed 19.99% following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the pre-funded warrants (Warrant Shares) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the pre-funded warrant agreements. Under certain circumstances, the pre-funded warrants may be exercisable on a “cashless” basis. Both the pre-funded warrants and the Warrant Shares are registered securities.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

Common Stock Warrants

As of June 30, 2020 and December 31, 2019 the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise Price per Share	Number of warrants outstanding
September 10, 2010	September 10, 2020	$30.000	15,296
December 16, 2019	None	$0.001	2,424,242
			2,439,538

There were no warrants exercised during the three and six months ended June 30, 2020 or 2019.

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

In May 2019, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 3,000,000.

In June 2020, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 4,600,000.

As of June 30, 2020, the Company had awards outstanding under the following shareholder-approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen;the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of June 30, 2020, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan), the Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Plan) and the Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Plan).

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the six months ended June 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	5,613,353	$15.90
Granted	1,275,180	15.92
Exercised	(91,713)	7.38
Forfeited	(144,744)	25.57
Outstanding as of June 30, 2020	6,652,076	$15.81	7.3	$63,186
Options vested and exercisable as of June 30, 2020	3,440,092	$14.22	5.6	$39,923

The weighted-average grant-date fair value of options granted was $10.52 and $12.68 during the six months ended June 30, 2020 and 2019, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2020 and 2019 was $1.0 million and $0.7 million, respectively.

RSUs

A summary of the Company’s RSUs and related information for the six months ended June 30, 2020 is as follows:

	Number of RSUs		Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2019	758,718		$25.47
Granted	531,164		16.31
Vested	(99,224)		33.59
Forfeited	(54,279)		25.90
Nonvested as of June 30, 2020	1,136,379	(1)	$20.45

(1)	Includes 157,500 RSUs that have vested but are subject to deferred settlement, which have a weighted average remaining contractual term of 1.7 years.

The total fair value of RSUs vested and settled during the six months ended June 30, 2020 and 2019 was $3.1 million and $2.9 million, respectively. The total intrinsic value of RSUs vested and settled during the six months ended June 30, 2020 and 2019 was $1.6 million and $1.3 million, respectively.

As of June 30, 2020, RSUs outstanding include 45,000 RSUs granted in December 2017 and 100,000 RSUs granted in September 2019 to executives of the Company with performance-based conditions vesting conditions. As of June 30, 2020, the performance condition for the 45,000 RSUs granted in December 2017 was deemed probable of being met and was subsequently achieved in July 2020. The Company recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for this award for the three and six months ended June 30, 2020. The remaining 100,000 awards with an aggregate fair value of $1.2 million vest upon performance conditions not yet deemed probable and accordingly no stock-based compensation expense has been recognized as of June 30, 2020.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

ESPP

Employees purchased 42,266 and 36,804 shares of common stock under the 2018 ESPP during the six months ended June 30, 2020 and 2019, respectively.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Exercise price	$14.57 - $20.52	$15.22 - $57.33	$14.45 - $20.52	$15.22 - $57.33
Expected volatility	69.13% - 82.24%	66.2% - 83.0%	66.38% - 82.24%	66.2% - 83.2%
Risk-free rate	0.36% - 0.60%	2.17% - 2.47%	0.36% - 1.44%	2.17% - 2.65%
Expected term (years)	5.5 - 7.5	5.0 - 9.0	5.5 - 7.5	5.0 - 9.0
Expected dividend yield	0%	0%	0%	0%

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

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2020	2019		2020	2019
Research and development	$3,607	$3,116		$5,551	$5,845
General and administrative	3,527	(1,048)	(1)	6,507	2,800
Total stock-based compensation expense	$7,134	$2,068		$12,058	$8,645

(1)

Includes the reversal of previously recognized stock-based compensation expense of $3.6 million related to forfeited awards resulting from the departure of one of the Company’s former officers during the period.

As of June 30, 2020, there was $32.2 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.8 years.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 8 - Collaboration Agreement

Termination of Allergan Collaboration Agreement

In January 2017, the Company entered into the Allergan Collaboration Agreement with Allergan to develop and commercialize select microbiome gastrointestinal disease therapies. Pursuant to the Allergan Collaboration Agreement, the Company granted to Allergan an exclusive worldwide license to certain of its intellectual property, including its intellectual property arising under the Allergan Collaboration Agreement, to develop and commercialize licensed compounds for UC, Crohn’s disease, and two compounds for IBS. Allergan and the Company also agreed to collaborate on research and development activities with respect to the licensed compounds in accordance with a mutually agreed upon research and development plan. Per the terms of the Allergan Collaboration Agreement, Allergan could select backups and additional target indications to add to the licenses granted for additional consideration and also had the ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin. In addition, the Company participated in a Joint Development Committee (JDC) and Joint Patent Committee (JPC). Allergan had the right to terminate the Allergan Collaboration Agreement at any time upon advance written notice.

In June 2020, following its acquisition of Allergan, AbbVie, on behalf of Allergan, gave written notice of termination of the Allergan Collaboration Agreement, effective 120 days following the delivery of notice, on October 10, 2020. Upon termination, the licenses granted by the Company and its know-how will revert to the Company. Under the terms of the Allergan Collaboration Agreement, AbbVie is obligated to continue to reimburse the Company for certain research and development costs through October 10, 2020. Upon effectiveness of the termination, such reimbursements will cease. Due to the delivery of the termination notice, the Company determined that there were no further enforceable rights and obligations under the Allergan Collaboration Agreement beyond June 2020 and the remaining $36.0 million of deferred revenue was recognized in the period.

History of the Allergan Collaboration Agreement

Allergan paid the Company an upfront non-refundable payment of $50.0 million, which was received in 2017. Additionally, the Company is eligible to receive variable consideration in the form of research and development cost reimbursements, up to $631.0 million related to seven development milestones and up to $2.14 billion related to 12 commercial development and sales milestones in connection with the successful development and commercialization of licensed compounds. In addition, the Company was eligible to receive tiered royalties at rates ranging from the mid-single digits to the mid-teens based on net sales.

Allergan and the Company agreed to share research and development costs up to an aggregate of $75.0 million through proof-of-concept (POC) studies on a ⅔, ⅓ basis, respectively, and Allergan agreed to assume all post-POC development costs. In the event any pre-POC development costs exceed $75.0 million in the aggregate, the Company could have elected either (a) to fund ⅓ of such costs in excess of $75.0 million or (b) to allow Allergan to deduct from future development milestone payments ⅓ of the development costs funded by Allergan in excess of $75.0 million plus a premium of 25%. The Company had an option to co-promote the licensed programs in the U.S. and China, subject to certain conditions set forth in the Allergan Collaboration Agreement.

The Company concluded that Allergan was a customer, and the contract was not subject to accounting literature on collaborative arrangements. This is because the Company granted to Allergan licenses to its intellectual property and research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Company identified the following material promises under the Allergan Collaboration Agreement: (1) grant of licenses to intellectual property for the four initial indications, inclusive of the related technology know-how (Licenses) and (2) the obligation to perform research development services through POC (Development Services). The Company’s participation on the JDC and JPC were considered to be immaterial in the context of the contract. The Company’s co-promotion option was not considered to be a performance obligation. Allergan’s selection of backups or additional target indications to add to the licenses granted for additional consideration and ability to enter into a contract manufacturing agreement with the Company for compound supply at cost plus an agreed upon margin were not considered to be performance obligations as the Company concluded the options were not offered at a discount that exceeds discounts available to other customers, and therefore were not material rights. The grant of additional licensing rights upon option exercises and contract manufacturing agreements were to be accounted for as separate contracts when or if they occurred.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company concluded the Licenses each were considered to be functional as they had significant standalone functionality and were capable of being distinct. However, the Company determined that each of the Licenses individually were not distinct from the Development Services within the context of the agreement. This is because Allergan was dependent on the Company to execute the Development Services, which it was uniquely able to perform, in order for Allergan to benefit from the Licenses. As such, the Company determined that it had four performance obligations under the Allergan Collaboration Agreement associated with the grant of the four compound Licenses combined with the performance of the Development Services for each of the four compound indications. The Company determined that the four performance obligations would have been performed over the duration of the contract, which began in February 2017 and ended upon receipt of the termination notice. The Company used a cost-based input method to measure proportional performance and to calculate the corresponding amount of revenue to recognize. The Company believed this was the best measure of progress because other measures do not reflect how the Company transfers its performance obligation to Allergan. In applying the cost-based input method of revenue recognition, the Company measured costs incurred relative to budgeted costs to fulfill the four performance obligations. These costs consisted primarily of third-party contract costs and internal labor costs. Revenue was recognized based on actual costs incurred as a percentage of total budgeted costs as the Company completed its performance obligations.

To allocate transaction price among the four performance obligations, the Company estimated their standalone selling price (SSP) using an income-based valuation approach for the estimated value a licensor of the compounds would receive considering the stage of the compounds’ development. A change in the assumptions used to determine its best estimate of selling price for the four performance obligations would not have had a significant effect on the allocation of consideration received to the four performance obligations.

The transaction price at the inception of the agreement and upon adoption of the revenue from contracts with customers guidance was limited to $50.0 million upfront payment. Of this amount, the Company allocated $12.5 million to each of the four performance obligations. Research and development cost reimbursement payments are included in the transaction price in the reporting period that the Company concludes that it is probable that recording revenue in the period will not result in a significant reversal in amounts recognized in future periods. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained at June 30, 2020. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined that the achievement of such milestones is contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) would have been recognized when the related sales occur as they were determined to relate predominantly to the license granted to Allergan. The Company re-evaluated the transaction price in each reporting period and as uncertain events were resolved or other changes in circumstances occur.

The Company did not incur any significant incremental costs of obtaining the Allergan contract.

For the six months ended June 30, 2020 and 2019, the Company recognized $43.5 million and $7.0 million, respectively, in revenue associated with the Allergan Collaboration Agreement. Short-term and long-term deferred revenue contract liabilities related to the Allergan Collaboration Agreement were $6.4 million and $30.6 million at December 31, 2019. There were no deferred revenue contract liabilities as of June 30, 2020 due to the Company recognizing a cumulative catch-up adjustment of the remaining deferred revenue balance during the three months ended June 30, 2020 for the determined completion of the Company’s performance obligations under the Allergan Collaboration Agreement upon receipt of the notice of termination from AbbVie.

On the unaudited condensed consolidated balance sheets, contract asset balances of $3.3 million and $3.4 million were recorded as accounts receivable from collaboration as of June 30, 2020 and December 31, 2019, respectively.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2020
Contract liabilities:
Deferred revenue	$37,048	$—	$(37,048)	$—

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2019
Contract liabilities:
Deferred revenue	$40,660	$—	$(996)	$39,664

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$36,041	$137	$37,048	$996
Performance obligations satisfied in previous period	—	—	—	—

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. Amounts paid in the six months ended June 30, 2020 and 2019 were insignificant.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

No amounts were accrued for this agreement as of and for the six months ended June 30, 2020. Two regulatory milestones were determined to have occurred under this agreement and $0.3 million was accrued and included in accrued expenses during the six months ended June 30, 2019.

Note 10 - Leases

Operating Leases

The Company leases office space for corporate, administrative and laboratory functions in South San Francisco, California under a sub-sublease that expires in December 2023. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023, which the Company has subleased. The Company also leases office and laboratory space in Groton, Connecticut under a lease that expires in March 2021. The Company’s China subsidiary leases office space in Shanghai that expires in May 2021 and rents lab space in Shanghai under a lease agreement that expires in December 2020. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2020. Certain lease contracts contain renewal clauses that the Company assesses on a case by case basis. The Company also leases certain laboratory equipment accounted for as operating leases. Certain equipment leases continue to expire in 2020, with the final lease expiring in 2023.

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

At June 30, 2020, the Company had operating lease liabilities of $11.1 million and ROU assets of $10.8 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,158	$1,117	$2,308	$2,208
Short-term lease cost	100	112	200	433
Variable lease cost	408	300	692	599
Total lease cost	$1,666	$1,529	$3,200	$3,240

	Six Months Ended June 30,
	2020	2019
Operating cash flows from operating leases	$2,247	$2,099
ROU assets exchanged for new operating lease liabilities	$545	$14,225

As of June 30, 2020 and December 31, 2019, the weighted-average remaining lease term for operating leases was 3.3 years and 2.7 years, respectively. As of June 30, 2020 and December 31, 2019, the weighted-average discount rate for operating leases was 9.5% and 9.4%, respectively.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

As of June 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Six months ending December 31, 2020	$2,356
Year Ending December 31, 2021	3,991
Year Ending December 31, 2022	3,627
Year Ending December 31, 2023	3,325
Total	13,299
Less: present value discount	(2,165)
Operating lease liabilities	$11,134

Note 11 – Subsequent Events

On July 17, 2020, the Company entered into a Collaboration Agreement (China Collaboration Agreement) with BeiGene, Ltd. (BeiGene), granting BeiGene an exclusive, royalty-bearing license to develop and commercialize the Company’s novel core inhibitor product candidates ABI-H0731, ABI-H2158 and ABI-H3733 for chronic HBV infection (the Licensed Product Candidates) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory).

Pursuant to the terms of the China Collaboration Agreement, the Company received an upfront cash payment of $40.0 million from BeiGene, and the Company is eligible to receive up to approximately $500.0 million in cash milestone payments, comprised of up to $113.8 million for development and regulatory milestones and up to $385.0 million in net sales milestones. In addition, the Company is eligible to receive tiered royalties at percentages ranging from the mid-teens to the low thirties of net sales. BeiGene also agreed to pay all development and regulatory costs for the Licensed Product Candidates in the Territory up to an aggregate of $45.0 million. Development and regulatory costs for the Licensed Product Candidates for the Territory in excess of $45.0 million will be shared equally by the Company and BeiGene.

The China Collaboration Agreement also contains provisions such as representations and warranties of the parties, terms as to governance of the collaboration, commercialization and regulatory responsibilities of the parties, and manufacturing and supply, including potential adjustments in the event supply costs exceed certain levels. In addition, during the term of the China Collaboration Agreement, neither party will commercialize any competing products in the Territory.

If, after ABI-H2158 and ABI-H3733 reach the end of Phase 2 clinical trials, the Company and BeiGene are unable to mutually agree on the terms of a Phase 3 global study, BeiGene may elect to terminate the China Collaboration Agreement solely as it relates to that compound, as applicable. Such a termination would result in the Company regaining all rights to the applicable compound in the Territory. In addition, BeiGene may terminate the China Collaboration Agreement for convenience at any time upon 90 days’ advance written notice to us. The China Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the China Collaboration Agreement, subject to cure.

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

Like most companies, the spread of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease (COVID-19), and the ongoing COVID-19 pandemic has affected certain aspects of our business. As further detailed below, those effects have been primarily limited to where and how our employees work in our labs and offices. To date, our current and future planned clinical trials and pre-clinical studies have not been subject to significant impact.

Business Highlights

During the second quarter of 2020, we continued to grow our business and advance our development pipeline of product candidates in both our HBV Cure and Microbiome programs. Key highlights and accomplishments during the quarter, as well as upcoming milestones and subsequent events include:

HBV Cure Program

•	ABI-H0731 (H0731), our lead core inhibitor product candidate in the HBV Cure program:
o

Continuation of our ongoing open-label extension study, ABI-H0731-211 (Study 211), and transition of patients who achieve agreed-upon stopping criteria off therapy. Study 211 is the first clinical trial with a core inhibitor to stop therapy and monitor for sustained virologic response in patients with chronic HBV infection.

o

Upcoming reporting of additional interim analyses from Study 211 at the European Association for the Study of the Liver’s (EASL) Digital International Liver CongressTM in an oral presentation (HBeAg negative patients) and late-breaker poster presentation (HBeAg positive patients). EASL’s 2020 meeting had been scheduled to occur in April 2020, but it was rescheduled to August 27 to 29, 2020 as a digital meeting due to the COVID-19 pandemic.

o

Initiation of a study evaluating treatment intensification with H0731 in patients with chronic HBV infection who are only partially virologically suppressed on nucleos(t)ide analog reverse transcriptase inhibitor (NrtI) therapy alone after at least a year of treatment.

•	ABI-H2158 (H2158), our second-generation core inhibitor product candidate in the HBV Cure program:
o	Initiation of a Phase 2 clinical study using a 300 mg dose of H2158.
o	Upcoming reporting of detailed data on the final dose-ranging cohorts of the Phase 1b portion of the Phase 1a/1b clinical study of H2158 at EASL 2020 in a late-breaker poster presentation.
o	Receipt of Fast Track Designation from the U.S. Food and Drug Administration (FDA).
•	ABI-H3733 (H3733), our third core inhibitor product candidate in the HBV Cure program:
o	Continuation of a Phase 1 clinical study to evaluate safety, tolerability, and pharmacokinetics (PK) of H3733 in healthy subjects.
•	China HBV Collaboration:
o

Subsequent to the period, on July 17, 2020, entry into a Collaboration Agreement (China Collaboration Agreement) with BeiGene, Ltd. (BeiGene) to develop, manufacture and commercialize H0731, H2158 and H3733.

o

Under the terms of the agreement, we granted BeiGene an exclusive, royalty-bearing license to develop and commercialize products containing H0731, H2158 and H3733 in the People’s Republic of China, Hong Kong, Taiwan and Macau.

Microbiome Program

•	Presentation of preclinical data from our immuno-oncology microbiome program for presentation as an e-poster at the American Association for Cancer Research (AACR) 2020 Virtual Annual Meeting II.
•

Return of worldwide rights to all of our microbiome gastrointestinal programs previously licensed to Allergan Pharmaceuticals International Limited (Allergan) under the Research, Development, Collaboration and License Agreement (Allergan Collaboration Agreement) pending completion of transition in the fourth quarter of 2020 and exploration of strategic alternatives to continue development of the Microbiome programs following the return of rights.

Corporate Highlights

•	Strengthening of our leadership team with the addition of William Delaney IV, Ph.D. as Chief Scientific Officer, Virology.

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

In addition, we recently determined the stopping criteria by which we will transition patients off therapy in Study 211. These criteria have been discussed with our lead investigators and reviewed and agreed upon by the FDA. In June 2020, we began transitioning patients who met the stopping criteria off treatment to observe for sustained virologic response. At this time, the ongoing COVID-19 pandemic has not impacted our timeline for transition of patients off treatment or completion of Study 211, but we will continue to monitor the situation closely.

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

We presented additional top-line data from the dose-ranging cohorts of the Phase 1b portion of the Phase 1a/1b dose-ranging clinical study in May 2020, and we expect to report the detailed data from these cohorts at EASL 2020.

Based on data from the Phase 1b dose-ranging study, we initiated a Phase 2 clinical study in June 2020 using a 300 mg dose of H2158. This study will be conducted in approximately ten countries in Asia, North America and Europe. While we will continue to monitor the situation closely, at this time, we do not expect our timelines for this study to be significantly impacted by the COVID-19 pandemic.

ABI-H3733

H3733, our third core inhibitor product candidate in the HBV Cure program, has completed Investigational New Drug (IND) enabling studies. H3733 has a novel chemical scaffold separate from both H0731 and H2158. We presented a preclinical profile of this candidate in the first quarter of 2019.

In the first quarter of 2020, we initiated a Phase 1 clinical study to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration of H3733 in healthy subjects in New Zealand. After a short delay in enrollment of the study due to the government-mandated shutdown of all clinical studies unrelated to COVID-19, we resumed enrollment during the second quarter of this year. This delay did not have a significant impact on our clinical development timelines for H3733.

Other Product Candidates

In addition to our three clinical-stage product candidates, our research discovery team is actively focused on identifying and developing additional product candidates for our HBV Cure program.

China HBV Collaboration Agreement

On July 17, 2020, we entered into the China Collaboration Agreement with BeiGene, granting BeiGene an exclusive, royalty-bearing license to develop and commercialize products containing H0731, H2158 and H3733 in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory).

Under the China Collaboration Agreement, we and BeiGene will collaborate on development activities with respect to the licensed products in accordance with a mutually agreed upon development plan.

Pursuant to the terms of the China Collaboration Agreement, BeiGene paid us an upfront amount of $40.0 million, and we are eligible to receive up to approximately $500.0 million in milestone payments, comprised of up to $113.8 million in development and regulatory and $385.0 million in net sales milestone payments. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-teens to the low 30s of net sales. BeiGene has also agreed to pay all development and regulatory costs up to an aggregate of $45.0 million in the territory for H0731, H2158 and H3733. Following this initial investment, we and BeiGene will share development costs for the Territory equally.

The China Collaboration Agreement also contains provisions such as representations and warranties of the parties, terms as to governance of the collaboration, commercialization and regulatory responsibilities of the parties, and manufacturing and supply, including potential adjustments in the event supply costs exceed certain levels. In addition, during the term of the China Collaboration Agreement, neither party will commercialize any competing products in the Territory.

If, after ABI-H2158 and ABI-H3733 reach the end of Phase 2 clinical trials, we and BeiGene are unable to mutually agree on the terms of a Phase 3 global study, BeiGene may elect to terminate the China Collaboration Agreement solely as it relates to that compound, as applicable. Such a termination would result in us regaining all rights to the applicable compound in the Territory. In addition, BeiGene may terminate the China Collaboration Agreement for convenience at any time upon 90 days’ advance written notice to us. The China Collaboration Agreement also contains customary provisions for termination by either party, including in the event of breach of the China Collaboration Agreement, subject to cure.

Microbiome Program

In recent years, there has been increasing scientific evidence suggesting the therapeutic potential of the human microbiome—the billions of microbes living in and on people—to impact health and disease. Our Microbiome program builds upon experience reported in the literature of successfully treating various disease indications with fecal microbiota transplants and seeks to provide a pharmacologically relevant therapy using a “drug like” approach that delivers targeted and specific microbiome therapies in an oral capsule.

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

ABI-M201

Our Microbiome program’s lead candidate, M201, is in a multi-center, randomized, double-blind, placebo-controlled Phase 1b clinical trial to evaluate its safety and efficacy in patients with mildly to moderately active ulcerative colitis (UC) who are being treated with mesalamine. The study’s primary objective is safety and tolerability, and its secondary objectives focus on the effect of M201 treatment on disease activity measures in patients with UC.

This Phase 1b study is ongoing; however, continued enrollment has been delayed as a result of the COVID-19 pandemic and the limitations placed on some trial sites to conduct certain procedures as part of the patient screening process. We expect enrollment activities to resume in mid-2020, and we continue to monitor the situation closely. For currently enrolled patients who are unable to come to the clinic, study drug or placebo is being shipped to their homes and sites are conducting telehealth monitoring and home health nurse visits. Preclinical data from the M201 program was selected for presentation as a poster at Digestive Disease Week (DDW) in May 2020; however, DDW 2020 was cancelled due to the COVID-19 pandemic.

M201 is being developed as part of the Allergan Collaboration Agreement, which provides for the development and commercialization of microbiome gastrointestinal programs. We expect the Phase 1b study of M201 to continue despite the pending termination of the Allergan Collaboration Agreement. See “—Allergan Collaboration Agreement.”

Additional Product Candidates

Using our microbiome platform capabilities, we are also exploring additional product candidates for other disease indications, including Crohn’s disease and irritable bowel syndrome in connection with the Allergan Collaboration Agreement, as well as immune-mediated and metabolic disorders and oncology, which indications we will pursue either internally or in collaboration with other third parties. Preclinical data from our immuno-oncology microbiome program was presented as an e-poster at AACR in June 2020.

Allergan Collaboration Agreement

In May 2020, AbbVie Inc. (AbbVie) completed its acquisition of Allergan. In June 2020, AbbVie notified us that it decided to terminate the Allergan Collaboration Agreement. This decision was not based on any efficacy, safety or other data related to collaboration programs. The termination will be effective on October 10, 2020, until which time AbbVie is obligated to continue to reimburse us for certain research and development costs. After such time, we will regain worldwide rights to all microbiome candidates subject to the collaboration, including M201. We have begun exploring strategic alternatives to continue development of the Microbiome programs following the return of the related intellectual property rights.

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

We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of June 30, 2020, we had an accumulated deficit of $458.8 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In mid-March 2020, as a result of the COVID-19 pandemic, six San Francisco Bay Area counties announced a shelter-in-place order, restricting all residents to their homes, with few exceptions. Within a week, both California and Connecticut issued state-wide stay-at-home orders. As a biotechnology company, we were exempt from such orders. California’s state-wide and local orders remain in place. Connecticut’s order expired in May 2020.

Because of the exemptions described above, there has not been any significant interruption to date of essential activities at our offices, including work in our laboratories in both South San Francisco and Groton with proper protections and procedures in place. While we have experienced some shipping delays or shortages of personal protective equipment (PPE) that are important to maintaining normal workflows in our laboratories, we have been able to continue our critical research activities through schedule shifts, use of PPE on-hand and reallocation of certain resources that allow our employees to practice “social distancing” and comply with applicable laws. Notwithstanding the expiration of Connecticut’s stay-at-home order, substantially all of our U.S.-based non-research employees at both our South San Francisco and Groton facilities have been working from their homes since mid-March 2020. Clinical study-related impacts of the COVID-19 pandemic to date have been limited to short enrollment delays for our Phase 1 study of H3733 and our Phase 1b study of M201. We cannot currently predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our ongoing and planned research efforts, clinical trials and other business operations. We continue to monitor the situation regularly for additional potential delays, or modifications to our ongoing and planned trials and, if circumstances warrant, we may adjust our budget and operating plan.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2020 and 2019

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Collaboration revenue	$39,376	$3,080	$36,296	1178%

Collaboration revenue includes the recognition of deferred revenue and reimbursements incurred under the Allergan Collaboration Agreement, for which AbbVie (formerly Allergan pre-acquisition) gave written notice of termination in June 2020. As a result, we recognized in collaboration revenue the remaining deferred revenue balance of $36.0 million upon receipt of the termination notice.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
Program/Description	2020	2019	2020 vs. 2019	2020 vs. 2019
HBV Cure program	$16,001	$12,141	$3,860	32%
Microbiome program (1)	7,326	6,559	767	12%
Total research and development expenses	$23,327	$18,700	$4,627	25%

(1) Expenses presented for the Microbiome program exclude collaboration revenue related to expense reimbursements under the Allergan Collaboration Agreement as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Research and development expenses were $23.3 million for the three months ended June 30, 2020 compared to $18.7 million for the same period in 2019. The increase was primarily due to an increase of $3.9 million in research and development expenses related to the HBV Cure program and an increase of $0.8 million in research and development expenses related to the Microbiome program. Research and development expenses include non-cash stock-based compensation expenses of $3.6 million for the three months ended June 30, 2020 and $3.1 million for the same period in 2019.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
General and administrative expenses	$9,470	$4,080	$5,390	132%

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $9.5 million for the three months ended June 30, 2020 compared to $4.1 million for the same period in 2019. The increase includes an increase of $0.7 million in salary and benefits and an increase of $0.2 million in recruitment expenses due to additional employees as well as an increase of $0.3 million in professional fees. These increases were partially offset by a decrease of $0.4 million in travel related expenses due to state and local laws restricting travel in response to the COVID-19 pandemic. General and administrative expenses include non-cash stock-based compensation expenses of $3.5 million for the three months ended June 30, 2020 and a $1.1 million reduction of expense for the same period in 2019. Stock-based compensation expense for the three months ended June 30, 2019 includes the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of the Company’s former officers during the period.

Comparison of the Six Months Ended June 30, 2020 and 2019

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Collaboration revenue	$43,457	$6,966	$36,491	524%

Collaboration revenue includes the recognition of deferred revenue and reimbursements incurred under the Allergan Collaboration Agreement, for which AbbVie (formerly Allergan pre-acquisition) gave written notice of termination in June 2020. As a result, we recognized in collaboration revenue the remaining deferred revenue balance of $36.0 million upon receipt of the termination notice.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
Program/Description	2020	2019	2020 vs. 2019	2020 vs. 2019
HBV Cure program	$31,637	$27,854	$3,783	14%
Microbiome program (1)	14,736	13,551	1,185	9%
Total research and development expenses	$46,373	$41,405	$4,968	12%

(1) Expenses presented for the Microbiome program exclude collaboration revenue related to expense reimbursements under the Allergan Collaboration Agreement as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Research and development expenses were $46.4 million for the six months ended June 30, 2020 compared to $41.4 million for the same period in 2019. The increase was primarily due to an increase of $3.8 million in research and development expenses related to the HBV Cure program and an increase of $1.2 million in research and development expenses related to the Microbiome program. Research and development expenses include non-cash stock-based compensation expenses of $5.6 million for the six months ended June 30, 2020 and $5.8 million for the same period in 2019.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
General and administrative expenses	$18,199	$13,597	$4,602	34%

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $18.2 million for the six months ended June 30, 2020 compared to $13.6 million for the same period in 2019. The increase includes an increase of $1.2 million in salary and benefits and an increase of $0.2 million in recruitment expenses due to additional employees partially offset by a decrease of $0.6 million in travel related expenses due to state and local laws restricting travel in response to the COVID-19 pandemic. General and administrative expenses include non-cash stock-based compensation expenses of $6.5 million for the six months ended June 30, 2020 and $2.8 million for the same period in 2019. Stock-based compensation expense for the six months ended June 30, 2019 includes the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of the Company’s former officers during the period.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2020 principally through equity financings, raising an aggregate of $546.4 million in net proceeds, and a strategic collaboration raising an aggregate of $50.0 million through an upfront payment.

Cash Flows for the Six Months Ended June 30, 2020 and 2019

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
Cash provided by (used in):	2020	2019
Operating activities	$(48,334)	$(44,944)
Investing activities	97,242	36,885
Financing activities	$1,069	$846

Net Cash from Operating Activities

Net cash used in operating activities was $48.3 million for the six months ended June 30, 2020. This was primarily due to a $19.4 million net loss, $0.1 million of accretion of discount of marketable securities and a decrease of $43.5 million of operating assets and liabilities, which includes the recognition of the remaining deferred revenue balance of $36.0 million as revenue during the six months ended June 30, 2020 in connection with AbbVie’s decision to terminate the Allergan Collaboration Agreement as discussed in Note 8. These decreases were partially offset by $12.1 million non-cash expense recorded for stock-based compensation, $2.3 million of amortization of operating lease right-of-use (ROU) assets and $0.2 million of depreciation and amortization expense.

Net cash used in operating activities was $44.9 million for the six months ended June 30, 2019. This was primarily due to a $45.6 million net loss, $1.1 million of accretion of discount of marketable securities and a decrease of $9.4 million of operating assets and liabilities, which were offset by $8.6 million non-cash expense recorded for stock-based compensation, $2.2 million of amortization of operating lease ROU assets and $0.3 million of depreciation and amortization expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2020 was $97.2 million due to $119.3 million of redemptions of marketable securities and $22.7 million of sale of marketable securities, which were partially offset by the purchase of $44.2 million of marketable securities and $0.5 million of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2019 was $36.9 million primarily due to $131.6 million of redemptions of marketable securities and $0.5 million of sale of marketable securities , which were partially offset by the purchase of $93.7 million of marketable securities and $1.5 million of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2020 was $1.1 million resulting from the exercise of stock options to purchase 91,713 shares of common stock and the issuance of 42,266 shares of common stock under our ESPP.

Net cash provided by financing activities for the six months ended June 30, 2019 was $0.8 million resulting from the exercise of stock options to purchase 50,875 shares of common stock and the issuance of 36,804 shares of common stock under our ESPP.

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

Identifying potential product candidates and conducting nonclinical testing and clinical studies is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of therapeutics that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financings to achieve our business objectives. Adequate additional financings may not be available to us on acceptable terms, or at all.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, all of our product candidates are currently in clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies, Phase 1 and Phase 2 clinical data. With respect to our ongoing Phase 2 trials, as we transition patients off of therapy in Study 211, we may not observe sustained virologic response and such patients may need to resume NrtI therapy. In addition, there is no guarantee that Phase 3 clinical studies, if and when completed, will result in data consistent with that observed in prior studies. As a result, we cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval.

The scientific evidence to support the feasibility of our product candidates and therapeutic approaches is limited, and many companies, some with more resources than we have, are and may be developing competitive product candidates.

For these and other reasons, our drug discovery and development may not be successful, and we may be unable to continue clinical development of our programs and may not generate product approvals or product revenue. If any of those occur, it will have a material adverse impact on our business, results of operations, financial condition and share price.

The spread of the coronavirus and resulting COVID-19 pandemic may materially and adversely affect our business.

The COVID-19 outbreak began in December 2019 and has since spread globally, reaching pandemic status. The continued spread of COVID-19 could adversely impact our research and development through delay, modification or suspension of our clinical and/or nonclinical studies. Other clinical-stage biotechnology companies, like us, have already had their clinical and nonclinical studies affected by the COVID-19 pandemic.

The COVID-19 pandemic has and may continue to (1) impact patient enrollment, retention or compliance with clinical study protocols; (2) require modifications to or deviations from study protocols and procedures, such as the use of telehealth and home health visits instead of on-site monitoring and treatment, that could increase the cost of conducting clinical studies; (3) disrupt or suspend the business operations of our third-party contract research organizations (CROs), manufacturers of our drug candidates and the clinical sites conducting our clinical studies; (4) delay regulatory meetings and filings with regulatory agencies in the United States and other countries; and (5) disrupt supply chains and cause delays of shipments of critical reagents, personal protective equipment and disinfectants, each of which are necessary for our laboratories and the laboratories of our CROs to maintain normal workflows.

We cannot provide any assurances about when any of our clinical studies that have delayed or may in the future delay enrollment as a result of COVID-19 might reinitiate enrollment or that their enrollment will be reinitiated at all. For those clinical studies that are currently ongoing, we cannot provide any assurances that the measures that we have taken to date, or may in the future take, will continue to allow us to mitigate and manage results of negative impacts to site initiation, participant recruitment and enrollment, participant randomization and dosing, distribution of clinical study materials, study monitoring or data analysis. Even if we are able to collect clinical data while the outbreak is ongoing, COVID-19 may negatively affect the quality, completeness, integrity, interpretability and cost of obtaining such clinical study data. Any of these effects could adversely affect our ability to advance our product candidates in the manner and on the timelines presently planned, obtain regulatory approval for and to commercialize our product candidates, increase our operating expenses and have a material adverse effect on our business, results of operations, financial results and our share price.

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments are in various stages of relaxing these measures, we continue to take precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees who are able to do so to work remotely and suspending all non-essential travel worldwide for our employees. These measures could negatively affect our business. For instance, requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

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

All of our product candidates are currently in clinical development or in varying stages of nonclinical development. It may be years before the larger, pivotal trials necessary to support regulatory approval of our product candidates are completed, if ever. The clinical studies of our product candidates are, and the manufacturing and marketing of our product candidates will be, subject to extensive and rigorous review and regulation by numerous government authorities in the United States and in other countries where we intend to test and, if approved, market any product candidate. Before obtaining regulatory approvals for the commercial sale of any product candidate, we must successfully meet a number of critical developmental milestones, including:

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
•

insufficient quantities of qualified materials under cGMP for use in clinical studies due to manufacturing challenges, delays or due to interruption in the supply chain due to shipment delays or custom holds;

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

In addition, before we or any of our collaborators can begin to commercially manufacture our product candidates, each manufacturing facility and process is subject to regulatory review. Manufacturing of drugs for clinical and commercial purposes must comply with FDA and applicable non-U.S. regulatory requirements, including cGMPs. The cGMP requirements govern compliance and documentation policies and procedures. Complying with FDA and non-U.S. regulatory requirements will require that we expend time, money, and effort in production, recordkeeping, and compliance to assure that the product meets applicable specifications and other requirements. Any manufacturing facility must also pass a pre-approval inspection prior to regulatory approval. Failure to pass a pre-approval inspection might significantly delay regulatory approval of our product candidates. If we or any of our future collaborators fails to comply with these requirements with respect to the manufacture of any of our product candidates, regulatory action could limit the jurisdictions in which we are permitted to sell our products, if approved. As a result, our business, financial condition, and results of operations might be materially harmed.

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

As of June 30, 2020, we had 139 employees and contracts with a number of temporary contractors, consultants and CROs. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success, and any failure to do so could have a material adverse impact on our business, financial condition and results of operations.

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

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV Cure or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance H0731, H2158 and H3733, our first three HBV product candidates, through clinical development;
•	advance M201, our first candidate from our Microbiome program, through Phase 1b clinical development;
•	continue to undertake research and discovery efforts to identify potential additional product candidates in both our HBV Cure and Microbiome programs;
•	seek regulatory approvals for our product candidates; and
•	pursue our intellectual property strategy.

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

As a result, we will need to generate significant revenues in order to achieve and maintain profitability. Our ability to generate revenue from the sale of products and achieve profitability will depend on, among other things:

•	successful completion of research, nonclinical studies and clinical studies for our product candidates;
•	obtaining necessary regulatory approvals from the FDA and comparable foreign regulatory authorities for our product candidates;
•	maintaining patent protection for our products, methods, processes and technologies and/or obtaining regulatory exclusivity;
•	establishing manufacturing, distribution, sales, and marketing arrangements internally and/or with third parties for any approved products; and
•	raising sufficient funds to finance our activities, if and when needed.

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

Similarly, our Microbiome program is based on a novel therapeutic approach designed to treat disorders associated with the microbiome. To our knowledge, no companies have received regulatory approval for, or manufactured on a commercial scale, any microbiome-based therapeutics. Our microbiome therapy candidates are in nonclinical and early clinical development, and our GEMICEL® dual-targeted release capsule formulation is novel and has not yet been shown to successfully deliver live bacteria in patients. The ability to deliver bacteria effectively and reliably to the GI tract is unproven, and, even if it can be proven, it may be difficult or impossible to provide the treatment economically. Because of these uncertainties, it is possible that no commercial products will be successfully developed. If we are unable to successfully develop commercial products, we will be unable to generate revenue from the sale of products or build a sustainable or profitable business.

A Fast Track designation by the FDA may not actually lead to a faster development or regulatory review or approval process.

If a drug or biologic is intended for the treatment of a serious or life-threatening condition and nonclinical or clinical data demonstrate the potential to address unmet medical needs for this condition, the drug or biologic sponsor may apply for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during preclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. The FDA has broad discretion whether or not to grant this designation, and even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. In 2018 and July 2020, the FDA granted Fast Track designation to H0731 and H2158, respectively, for the treatment of patients with chronic HBV infection. We may seek Fast Track designation for other product candidates, but there is no assurance that it will be granted. Even with Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our product development program.

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

We anticipate that we will incur operating losses for the next several years as we continue to develop our product candidates and our Microbiome platform as well as initiate development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change or if clinical study timelines are accelerated. If that happens, we may need additional financing to continue the development of our HBV and microbiome product candidates, which we might seek and receive from the public financial markets, third-party commercial partners, private placements, debt financings or other sources. There is no assurance that we will be able to generate sufficient revenue from our collaborations or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. For example, AbbVie recently provided notice of termination of the Allergan Collaboration Agreement, and we are currently exploring strategic alternatives to continue development of our Microbiome programs following the return of the rights licensed under the Allergan Collaboration Agreement. If other events such as this or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

We are dependent on an in-license relationship for each of our HBV Cure program and our Microbiome program.

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

Our operating and financial strategy for the development, nonclinical and clinical testing, manufacture, and commercialization of drug candidates heavily depends on collaborating with corporations, academic institutions, licensors, licensees, and other parties. However, there can be no assurance that we will successfully establish or maintain these collaborations. For example, following its acquisition of Allergan, AbbVie made a strategic portfolio decision to terminate the Allergan Collaboration Agreement. The termination will be effective on October 10, 2020. We are currently exploring strategic alternatives to continue development of our Microbiome programs following the return of the rights licensed under the Allergan Collaboration Agreement.

If a collaboration, such as the one with AbbVie, is terminated, replacement collaborators might not be available on attractive terms, or at all. The activities of any collaborator will not be within our control and might not be within our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all, that we will derive any revenue or profits from these collaborations, or that any collaborator will not compete with us. If any collaboration is not successful, we might require substantially greater capital to undertake development and marketing of our proposed products and might not be able to develop and market these products effectively, if at all. In addition, a lack of development and marketing collaborations might lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

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

Government regulation substantially increases the cost and risk of researching, developing, manufacturing, and selling our product candidates. The regulatory review and approval process, which includes nonclinical testing, manufacturing testing and clinical studies of each product candidate, is lengthy, expensive, and uncertain. We or our collaborators must obtain and maintain regulatory authorization to conduct clinical studies and approval for each product we intend to market, and the manufacturing facilities used for the products must be inspected and meet legal requirements. Securing regulatory approval requires submitting extensive nonclinical and clinical data and other supporting information for each proposed therapeutic indication in order to establish the product’s safety and efficacy for each intended use. The development and approval process might take many years, requires substantial resources, and might never lead to the approval of a product.

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

Further, in July 2020, President Trump signed four Executive Orders aimed at lowering drug prices. The Executive Orders direct the Secretary of the U.S. Department of Health and Human Services (HHS) to: (1) eliminate protection under an Anti-Kickback Statute safe harbor for certain retrospective price reductions provided by drug manufacturers to sponsors of Medicare Part D plans or pharmacy benefit managers that are not applied at the point-of-sale; (2) allow the importation of certain drugs from other countries through individual waivers, permitting the re-importation of insulin products and prioritizing finalization of FDA’s December 2019 proposed rule to permit the importation of drugs from Canada; (3) ensure that payment by the Medicare program for certain Medicare Part B drugs is not higher than the payment by other comparable countries (depending on whether pharmaceutical manufacturers agree to other measures); and (4) allow certain low-income individuals receiving insulin and epinephrine purchased by a Federally Qualified Health Center (FQHC) as part of the 340B drug program to purchase those drugs at the discounted price paid by the FQHC. It is unclear if, when, and to what extent the Executive Orders may be implemented. The regulatory and market implications of the Executive Orders are unknown at this time, but legislation, regulations or policies allowing the reimportation of drugs, if enacted and implemented, could decrease the price we receive for any products that we may develop and commercialize and could adversely affect our future revenues and prospects for profitability.

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

California recently enacted the CCPA, which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. The California Attorney General has proposed final proposed regulations, which have not been approved to date, that may further impact our business activities if they are adopted. The uncertainty surrounding the implementation of CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions. Any patent applications that we own or license may fail to result in issued patents. Even if patents do successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates. If the breadth or strength of protection provided by the patents and patent applications we hold with respect to our product candidates is threatened, competitors with significantly greater resources could threaten our ability to commercialize our product candidates. Discoveries are generally published in the scientific literature well after their actual development, and patent applications in the United States and other countries are typically not published until 18 months after filing, and in some cases are never published. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned and licensed patents or patent applications, or that we or our licensors were the first to file for patent protection covering such inventions. Subject to meeting other requirements for patentability, for U.S. patent applications filed prior to March 16, 2013, the first to invent the claimed invention is entitled to receive patent protection for that invention while, outside the United States, the first to file a patent application encompassing the invention is entitled to patent protection for the invention. The United States moved to a “first to file” system under the Leahy-Smith America Invents Act (AIA), effective March 16, 2013. This system includes procedures for challenging issued patents and pending patent applications, which may create additional uncertainty. We may become involved in any variety of proceedings challenging our patents and patent applications or the patents and patent applications of others, and the outcome of any such proceedings are highly uncertain. An unfavorable outcome in any such proceedings could reduce the scope of, invalidate, and/or find our patent rights unenforceable, allowing third parties to commercialize our technology and compete directly with us, or result in our inability to manufacture, develop or commercialize our product candidates without infringing the patent rights of others. In addition to ongoing changes with the AIA and USPTO regulations, recent decisions of the Supreme Court of the United States, and the possibility of statutory change to patent subject matter eligibility law advocated by such groups as the Intellectual Property Owners Association and the American Intellectual Property Law Association, provide additional uncertainty.

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

Counterfeit products, including counterfeit pharmaceutical products, are a significant problem, particularly in China. Counterfeit pharmaceuticals are products sold or used for research under the same or similar names, or similar mechanism of action or product class, but which are sold without proper licenses or approvals. The proliferation of counterfeit pharmaceuticals has grown in recent years and may continue to grow in the future. Such products may be used for indications or purposes that are not recommended or approved or for which there is no data or inadequate data with regard to safety or efficacy. Such products divert sales from genuine products, often are of lower cost, often are of lower quality (having different ingredients or formulations, for example), and have the potential to damage the reputation for quality and effectiveness of the genuine product. If counterfeit pharmaceuticals illegally sold or used for research result in adverse events or side effects to consumers, we may be associated with any negative publicity resulting from such incidents. Consumers may buy counterfeit pharmaceuticals that are in direct competition with our pharmaceuticals, which could have an adverse impact on our revenues, business and results of operations. In addition, counterfeit products could be used in nonclinical studies or clinical studies or could otherwise produce undesirable side effects or adverse events that may be attributed to our products as well, which could cause us or regulatory authorities to interrupt, delay or halt clinical studies and could result in the delay or denial of regulatory approval by the FDA or other regulatory authorities and potential product liability claims. In China, although the government has recently been increasingly active in policing counterfeit pharmaceuticals, there is not yet an effective counterfeit pharmaceutical regulation control and enforcement system. As a result, we may not be able to prevent third parties from selling or purporting to sell our products in China. The existence of and any increase in the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

Our common stock is listed on the Nasdaq Global Select Market under the symbol “ASMB.” We might not be able to maintain the listing standards of that exchange. If we fail to maintain the listing requirements, our common stock might trade on the OTC Bulletin Board or in the “pink sheets” maintained by OTC Markets Group Inc. These alternative markets are generally considered to be markets that are less efficient and less broad than the Nasdaq Global Select Market. A delisting of our common stock from the Nasdaq Global Select Market and our inability to list the stock on another national securities exchange could negatively impact us by: (1) reducing the liquidity and market price of our common stock; (2) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (3) limiting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing us from accessing the public capital markets and (4) impairing our ability to provide equity incentives to our employees.

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

At December 31, 2019, we had potentially utilizable gross Federal net operating loss carryforwards of $297.6 million with $182.9 million of net operating losses that carry forward indefinitely and $114.7 million of net operating losses which begin to expire in 2027. There are State net operating loss carryforwards of $309.3 million with $1.0 million carrying forward indefinitely and $308.3 million beginning to expire in 2031. In addition, we have Federal research and development credit carryforwards of $9.0 million which begin to expire in 2028 if not utilized and California research and development credit carryforwards of $5.3 million, which will carryforward indefinitely. Our ability to utilize our net operating loss and credit carryforwards is dependent upon our ability to generate taxable income in future periods and may be limited due to restrictions imposed on utilization of net operating loss and credit carryforwards under federal and state laws upon a change in ownership.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, a corporation that undergoes an “ownership change,” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards (NOLs) and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. For these purposes, an ownership change generally occurs where the equity ownership of one or more stockholders or groups of stockholders who owns at least 5% of a corporation’s stock increases its ownership by more than 50 percentage points over its lowest ownership percentage within a three-year period (calculated on a rolling basis). We have determined that an ownership change occurred in each of December 2010, January 2013 and October 2014. The result of these ownership changes is that $39.8 million of our $337.4 million of Federal net operating losses will not be available to us to offset future taxable income leaving potentially utilizable gross Federal net operating loss carryforwards of $297.6 million. In addition, we may experience ownership changes in the future, some of which are outside our control. Accordingly, we may not be able to utilize a material portion of our net operating losses or credits. Limitations on our ability to utilize our net operating losses to offset U.S. federal taxable income could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

3.1	Fifth Amended and Restated Certificate of Incorporation, effective as of June 12, 2020.		8-K	06/16/2020	3.1

3.2	Amended and Restated Bylaws of Assembly Biosciences, Inc.		8-K	06/16/2020	3.2

10.1#	Amendment No. 3 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.		8-K	06/16/2020	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

#	Represents management contracts or compensatory plans or arrangements.
*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: August 5, 2020	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2020	By:	/s/ Thomas J. Russo, CFA
Thomas J. Russo, CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)