Form 10-Q
period 2020-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2020-11-05
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 2, 2020, there were 33,022,336 shares of the registrant’s common stock outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2020	2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$58,311	$46,732
Marketable securities	179,630	227,311
Accounts receivable from collaboration	3,590	3,374
Prepaid expenses and other current assets	4,856	5,363
Total current assets	246,387	282,780

Property and equipment, net	1,904	1,830
Operating lease right-of-use (ROU) assets	10,397	11,975
Other assets	5,980	1,684
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$306,306	$339,907

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,611	$1,731
Accrued clinical expenses	4,451	4,826
Other accrued expenses	7,404	8,286
Deferred revenue - short-term	—	6,411
Operating lease liabilities - short-term	3,338	3,186
Total current liabilities	16,804	24,440

Deferred tax liabilities	2,531	2,531
Deferred revenue - long-term	8,987	30,637
Operating lease liabilities - long-term	7,435	9,082
Total liabilities	35,757	66,690

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2020 and December 31, 2019; 32,924,536 and 32,558,307 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	33	32
Additional paid-in capital	732,829	712,807
Accumulated other comprehensive loss	(158)	(201)
Accumulated deficit	(462,155)	(439,421)
Total stockholders' equity	270,549	273,217
Total liabilities and stockholders' equity	$306,306	$339,907

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Collaboration revenue	$34,611	$4,231	$78,068	$11,197

Operating expenses:
Research and development	26,941	21,736	73,314	63,141
General and administrative	11,689	8,488	29,888	22,085
Total operating expenses	38,630	30,224	103,202	85,226
Loss from operations	(4,019)	(25,993)	(25,134)	(74,029)

Other income
Interest and other income, net	670	983	2,400	3,446
Total other income	670	983	2,400	3,446
Loss before income taxes	(3,349)	(25,010)	(22,734)	(70,583)

Income tax benefit	—	15	—	33
Net loss	$(3,349)	$(24,995)	$(22,734)	$(70,550)

Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities, net of tax	(262)	(18)	43	142
Comprehensive loss	$(3,611)	$(25,013)	$(22,691)	$(70,408)

Net loss per share, basic and diluted	$(0.09)	$(0.96)	$(0.64)	$(2.74)
Weighted average common shares outstanding, basic and diluted	35,506,042	25,912,568	35,321,393	25,765,414

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(22,734)	$(70,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	377	377
Stock-based compensation	18,106	14,049
Net accretion and amortization of investments in marketable debt securities	(80)	(1,503)
Non-cash rent expense	3,463	3,344
Deferred income tax benefit	—	(33)
Loss on disposal of fixed assets	—	102
Other	—	18
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(216)	(514)
Prepaid expenses and other current assets	507	(3,763)
Other assets	(4,296)	1,677
Accounts payable	(120)	(984)
Accrued clinical expenses	(375)	670
Other accrued expenses	(877)	(1,000)
Deferred revenue	(28,061)	(2,241)
Operating lease liabilities	(3,382)	(3,188)
Net cash used in operating activities	(37,688)	(63,539)

Cash flows from investing activities
Purchases of property and equipment	(470)	(1,539)
Purchases of marketable securities	(153,022)	(149,327)
Proceeds from maturities of marketable securities	165,252	166,911
Proceeds from sale of marketable securities	35,595	28,659
Net cash provided by investing activities	47,355	44,704

Cash flows from financing activities
Proceeds from the exercise of stock options	1,445	1,716
Proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP)	467	515
Net cash provided by financing activities	1,912	2,231

Net increase (decrease) in cash and cash equivalents	11,579	(16,604)
Cash and cash equivalents at the beginning of the period	46,732	41,471
Cash and cash equivalents at the end of the period	$58,311	$24,867
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$1,063	$15,261

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2020	32,807,519	$33	$725,784	$104	$(458,806)	$267,115
Issuance of common stock upon exercise of stock options	81,066	—	843	—	—	843
Issuance of shares of common stock for settlement of restricted stock units (RSUs)	35,951	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(262)	—	(262)
Stock-based compensation	—	—	6,202	—	—	6,202
Net loss	—	—	—	—	(3,349)	(3,349)
Balance as of September 30, 2020	32,924,536	$33	$732,829	$(158)	$(462,155)	$270,549

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2019	25,646,783	$26	$562,210	$(187)	$(387,342)	$174,707
Issuance of common stock upon exercise of stock options	192,606	—	1,385	—	—	1,385
Issuance of shares of common stock for settlement of RSUs	33,334	—	—	—	—	—
Unrealized loss on marketable debt securities, net of tax	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	5,410	—	—	5,410
Net loss	—	—	—	—	(24,995)	(24,995)
Balance as of September 30, 2019	25,872,723	$26	$569,005	$(205)	$(412,337)	$156,489

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	32,558,307	$32	$712,807	$(201)	$(439,421)	$273,217
Issuance of common stock upon exercise of stock options	172,779	1	1,444	—	—	1,445
Issuance of common stock under ESPP	42,266	—	467	—	—	467
Issuance of shares of common stock for settlement of RSUs	151,184	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	43	—	43
Stock-based compensation	—	—	18,111	—	—	18,111
Net loss	—	—	—	—	(22,734)	(22,734)
Balance as of September 30, 2020	32,924,536	$33	$732,829	$(158)	$(462,155)	$270,549

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2018	25,495,425	$25	$552,762	$(347)	$(341,787)	$210,653
Issuance of common stock upon exercise of stock options	243,481	—	1,716	—	—	1,716
Issuance of common stock under ESPP	36,804	—	515	—	—	515
Issuance of shares of common stock for settlement of RSUs	97,013	1	(1)	—	—	—
Settlement of RSUs for cash	—	—	(4)	—	—	(4)
Unrealized gain on marketable debt securities, net of tax	—	—	—	142	—	142
Stock-based compensation	—	—	14,017	—	—	14,017
Net loss	—	—	—	—	(70,550)	(70,550)
Balance as of September 30, 2019	25,872,723	$26	$569,005	$(205)	$(412,337)	$156,489

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

The Company’s HBV Cure program is pursuing multiple drug candidates that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of increasing the current low cure rates for patients with chronic HBV infection. Assembly has discovered several novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core protein.

The Company’s Microbiome program is centered on a fully integrated platform that includes a biological function-based strain isolation, identification, characterization and selection process, methods for strain purification and growth under conditions compliant with current Good Manufacturing Practice (cGMP) requirements. That platform is complemented by a licensed patented delivery system, GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower gastrointestinal (GI) tract. Using the Company’s microbiome platform, the Company is exploring product candidates for multiple disease indications, including ulcerative colitis (UC), Crohn’s disease and irritable bowel syndrome (IBS) in connection with its Research, Development, Collaboration and License Agreement (the Allergan Agreement) with Allergan Pharmaceuticals International Limited (Allergan), which was acquired by AbbVie Inc. (AbbVie). In June 2020, AbbVie made a strategic portfolio decision to terminate the Allergan Agreement effective on October 10, 2020 (see Note 8). Assembly is also exploring the microbiome in connection with immune-mediated and metabolic disorders and oncology.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, proceeds from the exercise of warrants and stock options, issuance of debt, an upfront payment related to the Allergan Agreement and an upfront payment related to the Company’s Collaboration Agreement (the BeiGene Agreement) with BeiGene, Ltd. (BeiGene). The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next 12 months following the date that these unaudited condensed consolidated interim financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 6 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

If the Company is unable to generate sufficient revenue from its collaborations, secure additional sources of funding or receive full and timely collections of amounts due, it may be necessary to significantly reduce its current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

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

The accompanying unaudited interim condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the U.S. Securities and Exchange Commission (SEC). In management’s opinion, the unaudited interim condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2019, which are contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 4, 2020. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the entire year ending December 31, 2020 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include revenue recognition, clinical trial accruals, recoverability and useful lives (indefinite or finite) of intangible assets, assessment of impairment of goodwill, provisions for income taxes, amounts receivable and recognized as revenue under the Company’s collaboration agreements, measurement of operating lease liabilities, and the fair value of stock options, stock appreciation rights, and restricted stock units (RSUs) granted to employees, directors and consultants.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ materially from those estimates and assumptions.

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Revenue Recognition and Accounts Receivable from Collaboration

We analyze our collaboration arrangements to assess whether such arrangements, or transactions between arrangement participants, involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities or are more akin to a vendor-customer relationship. In making this evaluation, we consider whether the activities of the collaboration are considered to be distinct and deemed to be within the scope of the collaborative arrangement guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customers guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented as collaboration revenue and on a separate line item from revenue recognized from contracts with customers, if any, in the Company’s consolidated statements of operations and comprehensive loss.

Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements are reflected as a reduction of research and development expense in the Company’s condensed consolidated statements of operations and comprehensive loss, as the Company does not consider performing these activities for reimbursement to be a part of its ongoing major or central operations.

For arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers guidance, the Company evaluates the term of the arrangement and recognizes revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company applies the following five-step model in order to determine this amount: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

The Company has provided standard indemnification and protection of licensed intellectual property for its customer. These provisions are part of assurance that the licenses meet the agreements, representations and are not obligations to provide goods or services.

The Company only applies the five-step model to contracts when it is probable the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the standalone selling price of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling prices of each performance obligation. The Company recognizes the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied as revenue.

Upfront License Fees

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from nonrefundable, upfront license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license.  For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from nonrefundable, upfront license fees.  The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

Development and Regulatory Milestone Payments

Depending on facts and circumstances, the Company may record revenues from certain milestones in a reporting period before the milestone is achieved if the Company concludes achievement of the milestone is probable and recognition of revenue related to the milestone will not result in a significant reversal in amounts recognized in future periods. The Company records a corresponding contract asset when this conclusion is reached. Milestone payments that have not been included in the transaction price to date are fully constrained. The Company re-evaluates the probability of achievement of such milestones and any related constraint each reporting period. The Company adjusts its estimate of the overall transaction price, including the amount of collaborative revenue that was recorded, if necessary.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Sales-based Milestone and Royalty Payments

The Company’s customer may be required to pay the Company sales-based milestone payments or royalties on future sales of commercial products.  The Company recognizes revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the Company’s licensed intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

The Company receives payments from its customer based on billing schedules established in each contract.  Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under the arrangement.  If the related performance obligation is expected to be satisfied within the next twelve months, these amounts will be classified in current liabilities. The Company recognizes a contract asset relating to its conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

A net contract asset or liability is presented for each contract with a customer. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition and liquidity.

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

In December 2019, the Company sold 6,287,878 shares of common stock as well as pre-funded warrants to purchase up to 2,424,242 shares of common stock (see Note 6). The pre-funded warrants are exercisable for shares of common stock at an exercise price of $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, are fully vested, and are exercisable after the original issuance date.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(3,349)	$(24,995)	$(22,734)	$(70,550)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted	35,506,042	25,912,568	35,321,393	25,765,414
Net loss per share - basic and diluted	$(0.09)	$(0.96)	$(0.64)	$(2.74)

Securities excluded from the computation of diluted loss per share because including them would have been antidilutive are as follows:

	September 30,
	2020	2019
Warrants to purchase common stock	-	15,296
Options to purchase common stock	6,660,918	5,462,773
Common stock subject to purchase under our ESPP	25,192	17,018
Unvested RSUs	851,589	668,515
Total	7,537,699	6,163,602

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In December 2019, the FASB issued ASU No. 2019-12, Simplifying the Accounting for Income Taxes (ASU 2019-12), which eliminates certain exceptions to the guidance in Income Taxes (Topic 740) related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new guidance also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates and clarifies the accounting for transactions that result in a step-up in the tax basis of goodwill. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted in an interim or annual period. Entities that elect to early adopt the amendments in an interim period should reflect any adjustments as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. Entities will apply the guidance prospectively, except for certain amendments. The Company early adopted ASU 2019-12 effective January 1, 2020. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models in ASC 470-20 that require separate accounting for embedded conversion features. The ASU also removes certain settlement conditions in ASC 815-40 that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the scope exception and simplifies the diluted EPS calculation in certain areas. The ASU is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted after December 15, 2020. Adoption of the ASU can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impacts of ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$56,444	$—	$—	$56,444
Total cash equivalents	56,444	—	—	56,444
Short-term investments
U.S. and foreign corporate debt securities	36,739	48	(1)	36,786
Asset-backed securities	13,394	16	(1)	13,409
U.S. treasury securities	48,018	69	—	48,087
U.S. and foreign commercial paper	81,348	—	—	81,348
Total short-term investments	179,499	133	(2)	179,630
Total cash equivalents and investments	$235,943	$133	$(2)	$236,074

	December 31, 2019
	Amortized Cost	Gross Unrealized Gain (1)	Gross Unrealized Loss (1)	Fair Value
Cash equivalents
Money market funds	$33,095	$—	$—	$33,095
U.S. and foreign corporate debt securities	5,000	—	(1)	4,999
U.S. and foreign commercial paper	4,484	—	—	4,484
Total cash equivalents	42,579	—	(1)	42,578
Short-term investments
U.S. and foreign corporate debt securities	72,452	38	(4)	72,486
Asset-backed securities	34,008	17	—	34,025
U.S. treasury securities	44,692	24	(2)	44,714
U.S. and foreign commercial paper	76,086	—	—	76,086
Total short-term investments	227,238	79	(6)	227,311
Total cash equivalents and investments	$269,817	$79	$(7)	$269,889

(1)	Gross unrealized gain (loss) is pre-tax.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The contractual term to maturity of short-term marketable securities held by the Company as of September 30, 2020 is less than one year. There were no long-term marketable securities held by the Company as of September 30, 2020.

Realized gains and losses for the three and nine months ended September 30, 2020 and 2019 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of September 30, 2020.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$56,444	$—	$—	$56,444
Total cash equivalents	56,444	—	—	56,444
Short-term investments
U.S. and foreign corporate debt securities	—	36,786	—	36,786
Asset-backed securities	—	13,409	—	13,409
U.S. treasury securities	—	48,087	—	48,087
U.S. and foreign commercial paper	—	81,348	—	81,348
Total short-term investments	—	179,630	—	179,630
Total assets measured at fair value	$56,444	$179,630	$—	$236,074

	December 31, 2019
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$33,095	$—	$—	$33,095
U.S. and foreign corporate debt securities	—	4,999	—	4,999
U.S. and foreign commercial paper	—	4,484	—	4,484
Total cash equivalents	33,095	9,483	—	42,578
Short-term investments
U.S. and foreign corporate debt securities	—	72,486	—	72,486
Asset-backed securities	—	34,025	—	34,025
U.S. treasury securities	—	44,714	—	44,714
U.S. and foreign commercial paper	—	76,086	—	76,086
Total short-term investments	—	227,311	—	227,311
Total assets measured at fair value	$33,095	$236,794	$—	$269,889

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Property and Equipment, Net

Property and equipment consist of the following (in thousands):

	Useful life	September 30,	December 31,
	(Years)	2020	2019
Lab equipment	3 to 5	$292	$247
Office equipment	7	699	699
Leasehold improvement	1 to 5	2,490	2,084
Total property and equipment		3,481	3,030
Less: Accumulated depreciation and amortization		(1,577)	(1,200)
Property and equipment, net		$1,904	$1,830

Depreciation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2020 and 2019, respectively and was recorded in both research and development expense and general and administrative expense in the unaudited condensed consolidated statements of operations and comprehensive loss. Substantially all of the Company’s property and equipment is located in the U.S.

Note 5 – Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Accrued expenses:
Accrued compensation	$6,172	$5,312
Accrued restructuring charges	697	2,094
Accrued professional fees and other	535	880
Total accrued expenses	$7,404	$8,286

Accrued restructuring charges relate to the Company’s decision to relocate its headquarters to South San Francisco, California, which was approved by the Board of Directors in November 2019 and effective January 1, 2020. The Company accrued restructuring charges of $2.1 million in 2019 related to one-time severance payments and other employee-related costs associated with the relocation plan. This represents the total amount expected to be incurred in connection with the relocation and is expected to be fully paid in 2020.

Note 6 – Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020 and December 31, 2019, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock as of September 30, 2020 and December 31, 2019, respectively.

Sale of Common Stock and Pre-Funded Warrants

In December 2017, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-222366, that became effective January 10, 2018 (the 2018 Registration Statement). The 2018 Registration Statement gave the Company the ability to sell any combination of the securities described in the 2018 Registration Statement in one or more offerings up to an aggregate offering price of $250.0 million. In connection with the filing of the 2018 Registration Statement, the Company entered into a sales agreement that gave the Company the ability to sell shares of its common stock having an aggregate offering price of up to $75.0 million through “at the market offerings” (the 2017 ATM). The 2017 ATM was terminated effective September 6, 2020, and no shares were sold under the 2017 ATM prior to the termination.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. As of September 30, 2020, no shares have been sold under the 2020 Registration Statement.

The Company carried forward registration fees paid with respect to $21.4 million of securities that remained available under the 2018 Registration Statement. As such, as of the effectiveness of the 2020 Registration Statement, the 2018 Registration Statement was deemed terminated.

Common Stock Warrants

The following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise Price per Share	September 30, 2020	December 31, 2019
September 10, 2010	September 10, 2020	$30.000	—	15,296
December 16, 2019	None	$0.001	2,424,242	2,424,242
			2,424,242	2,439,538

There were no warrants exercised during the three and nine months ended September 30, 2020 or 2019.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

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

As of September 30, 2020, the Company had awards outstanding under the following shareholder-approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of September 30, 2020, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan), the Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Plan) and the Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Plan).

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the nine months ended September 30, 2020 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2019	5,613,353	$15.90
Granted	1,486,780	16.79
Exercised	(172,779)	9.78
Forfeited	(266,436)	21.49
Outstanding as of September 30, 2020	6,660,918	$16.03	7.1	$26,951
Options vested and exercisable as of September 30, 2020	3,652,897	$14.34	5.6	$22,820

The weighted-average grant-date fair value of options granted was $11.01 and $10.79 during the nine months ended September 30, 2020 and 2019, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2020 and 2019 was $2.0 million and $1.6 million, respectively.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

RSUs

A summary of the Company’s RSUs and related information for the nine months ended September 30, 2020 is as follows:

	Number of RSUs		Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2019	758,718		$25.47
Granted	531,164		16.31
Vested	(228,925)		24.73
Forfeited	(69,368)		23.68
Nonvested as of September 30, 2020	991,589	(1)	$20.86

(1)	Includes 140,000 RSUs that have vested but are subject to deferred settlement, which have a weighted average remaining contractual term of 2.4 years.

The total fair value of RSUs vested and settled during the nine months ended September 30, 2020 and 2019 was $6.2 million and $3.6 million, respectively. The total intrinsic value of RSUs vested and settled during the nine months ended September 30, 2020 and 2019 was $3.9 million and $1.8 million, respectively.

As of September 30, 2020, RSUs outstanding include 100,000 RSUs granted in September 2019 to the Company’s chief executive officer with performance-based conditions vesting conditions. The 100,000 awards with an aggregate fair value of $1.2 million vest upon performance conditions not yet deemed probable and accordingly no stock-based compensation expense has been recognized as of September 30, 2020. In July 2020, the performance condition for 45,000 RSUs granted in December 2017 to an executive officer was met. The Company recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for this award for the nine months ended September 30, 2020.

ESPP

Employees purchased 42,266 and 36,804 shares of common stock under the 2018 ESPP during the nine months ended September 30, 2020 and 2019, respectively.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Exercise price	$20.14 - $23.30	$10.91 - $49.14	$14.45 - $23.30	$10.91 - $57.33
Expected volatility	68.9% - 81.6%	66.4% - 80.6%	66.4% - 82.2%	66.2% - 83.2%
Risk-free rate	0.26% - 0.52%	1.36% - 1.89%	0.26% - 1.44%	1.36% - 2.65%
Expected term (years)	5.5 - 7.0	5.5 - 9.6	5.5 - 7.5	5.0 - 9.6
Expected dividend yield	0%	0%	0%	0%

The fair value of RSUs granted is determined based on the price of the Company’s common stock on the date of grant.

The fair value of ESPP purchase rights were not material for any period presented.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development	$2,759	$2,464	$8,310	$8,309
General and administrative	3,289	2,940	9,796	5,740	(1)
Total stock-based compensation expense	$6,048	$5,404	$18,106	$14,049

(1)

Includes the reversal of previously recognized stock-based compensation expense of $3.6 million related to forfeited awards resulting from the departure of one of the Company’s former officers during the period.

As of September 30, 2020, there was $27.8 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.8 years.

Note 8 - Collaboration Agreements

Allergan Agreement

In January 2017, the Company entered into the Allergan Agreement with Allergan to develop and commercialize select microbiome gastrointestinal disease therapies. The terms and conditions as well as the accounting analysis for the Allergan Agreement are described in Note 8 “Collaboration Agreement” to the consolidated financial statements in the Company’s Annual Report on Form 10-K.

In June 2020, following its acquisition of Allergan, AbbVie, on behalf of Allergan, gave written notice of termination of the Allergan Agreement, which subsequently became effective on October 10, 2020. Upon termination, the licenses granted by the Company and its know-how reverted to the Company. Under the terms of the Allergan Agreement, AbbVie is obligated to continue to reimburse the Company for certain research and development costs through October 10, 2020. Upon effectiveness of the termination, such reimbursements will cease. Due to the delivery of the termination notice, the Company determined there were no further enforceable rights and obligations under the Allergan Agreement beyond June 2020 and the remaining $36.0 million of deferred revenue was recognized in the period.

For the three months ended September 30, 2020, the Company recognized $3.6 million in collaboration revenue associated with the Allergan Agreement, none of which had been included in deferred revenue at the beginning of the period. For the nine months ended September 30, 2020, the Company recognized $47.1 million in collaboration revenue associated with the Allergan Agreement, of which $37.0 million was included in deferred revenue as of the beginning of the period. For the three and nine months ended September 30, 2019, the Company recognized $4.2 million and $11.2 million in revenue, respectively, of which $1.2 million and $2.2 million, respectively, had been included in deferred revenue at the beginning of the period. Short-term and long-term deferred revenue contract liabilities related to the Allergan Agreement were $6.4 million and $30.6 million as of December 31, 2019. There were no deferred revenue contract liabilities as of September 30, 2020 due to the Company recognizing a cumulative catch-up adjustment of the remaining deferred revenue balance during the nine months ended September 30, 2020 for the determined completion of the Company’s performance obligations under the Allergan Agreement upon receipt of the notice of termination from AbbVie. Contract asset balances of $3.6 million and $3.4 million were recorded as accounts receivable from collaboration on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, respectively.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

BeiGene Agreement

In July 2020, the Company and BeiGene entered into the BeiGene Agreement to develop and commercialize the Company’s novel core inhibitor product candidates VBR, ABI-H2158 and ABI-H3733 for chronic HBV infection (the Licensed Product Candidates) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory). Under the agreement, the Company and BeiGene are collaborating on certain global clinical studies and both the Company and BeiGene will independently conduct other clinical studies in their own respective territories.

BeiGene agreed to pay all development and regulatory costs for the Licensed Product Candidates in the Territory up to an aggregate of $45.0 million. Development and regulatory costs for the Licensed Product Candidates for the Territory in excess of $45.0 million will be shared equally by the Company and BeiGene. If the Company conducts certain ancillary trials outside of the plan to develop these candidates in the Territory, BeiGene may elect to obtain access to the know-how and clinical data resulting for such ancillary trials and shall reimburse the Company proportionally for the Territory of the costs of such trials. Activities under the BeiGene Agreement will be governed by a joint steering committee (JSC) consisting of equal representatives from each party to the agreement. All decisions of the JSC are to be made by consensus with final decision-making authority granted to each party based on key areas of the collaboration for which they are responsible.  During the term of the BeiGene Agreement, neither party will commercialize any competing products in the Territory.  The Company will be responsible for manufacturing and supply of the candidates to be used in and outside of the Territory, although the parties may approve BeiGene to take on some or all of the commercial supply activities of the applicable Licensed Products in the Territory.

The Company is not obligated to perform pre-phase 3 clinical trial development work outside the Territory on ABI-H2158 and ABI-H3733 but must provide BeiGene pre-Phase 3 clinical trial knowhow and development results if and when such development efforts are completed. If, after ABI-H2158 and ABI-H3733 reach the end of Phase 2 clinical trials, the Company and BeiGene are unable to mutually agree on the terms of a Phase 3 global study, BeiGene may elect to terminate the BeiGene Agreement solely as it relates to that compound, as applicable. Such a termination would result in the Company regaining all rights to the applicable compound in the Territory. In addition, BeiGene may terminate the BeiGene Agreement for convenience at any time upon 90 days’ advance written notice to us. The BeiGene Agreement also contains customary provisions for termination by either party, including in the event of breach of the BeiGene Agreement, subject to cure.

Pursuant to the terms of the BeiGene Agreement, the Company received an upfront cash payment of $40.0 million from BeiGene for the delivery of exclusive, royalty-bearing licenses to develop and commercialize the Licensed Product Candidates in the Territory, and the Company is eligible to receive up to approximately $500.0 million in cash milestone payments, comprised of up to $113.8 million for development and regulatory milestones and up to $385.0 million in net sales milestones. In addition, the Company is eligible to receive tiered royalties at percentages ranging from the mid-teens to the low thirties of net sales.

The BeiGene Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of commercializing the Licensed Product Candidates in the Territory but that the unit of account related to the delivery of Licensed Product Candidates is within the scope of the contract with customers guidance.  The remaining units of account related to participation on the JSC and subcommittees, clinical supply and other in Territory and global development activities (the Collaboration Activities) are within the scope of the collaborative arrangements guidance. Commercial supply will be evaluated as a separate contract when the agreement is executed and a purchase order is received from BeiGene.

The Company identified the following material promises related to the contract with customers unit of account under the BeiGene Agreement: 1) the transfer of the VBR License, 2) the transfer of the ABI-H2158 License, and 3) the transfer of the ABI-H3733 License. The Company concluded each of these licenses to be functional as they have significant standalone functionality and grants BeiGene the right to use the Company’s intellectual property as it exists on the effective date of the license. The ABI-H2158 and ABI-H3733 Licenses have a continuing technology transfer obligation that is considered to be an attribute of these licenses. The agreed upon prices for the clinical and commercial supply of the Licensed Product Candidates to BeiGene do not represent material rights, and therefore are not performance obligations, and such pricing on an aggregate basis represents the standalone selling price an entity would typically pay for such a product in that region or market. There are also no minimum purchase commitments.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

The Company estimated the standalone selling price (SSP) of the Licenses using an income-based valuation approach for the estimated value a licensor of the compounds would receive considering the stage of the compound’s development. The Company believes a change in the assumptions used to determine its best estimate of SSP would not have a significant value on the allocation of consideration received.

The transaction price at the inception of the agreement was limited to the $40.0 million upfront payment. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained as of September 30, 2020. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the Licensed Product Candidates granted to BeiGene. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

During the three and nine months ended September 30, 2020, the Company recognized $31.0 million as collaboration revenue for the amount allocated to the VBR License as substantial completion of the license technology transfer has occurred. The remaining transaction price allocated to the ABI-H2158 and ABI-H3733 Licenses of $9.0 million was recorded as a long-term deferred revenue contract liability on the unaudited condensed consolidated balance sheet as of September 30, 2020. Revenue for these performance obligations will be recognized when the Company provides pre-Phase 3 clinical trial know-how and development results for these compounds to BeiGene or a termination of the BeiGene Agreement for the respective compound.

Payments to, or reimbursements from, BeiGene related to the Collaboration Activities will be accounted for as an increase to or reduction of research and development expenses when incurred or realized, respectively. During the three and nine months ended September 30, 2020, the Company did not recognize any increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of September 30, 2020, $2.7 million has been amortized to general and administrative expenses and $0.8 million is included in other assets on the condensed consolidated balance sheet.

Arbutus Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus) entered into a Collaboration Agreement (Arbutus Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, PK and antiviral activity of the triple combination of VBR, AB-729 and an NrtI compared to the double combinations of VBR with an NrtI and AB-729 with an NrtI. Assembly and Arbutus will share responsibility for the costs of the trial equally, excluding manufacturing supply which will be the burden of each company to supply their respective drugs VBR and AB-729.

The Arbutus Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of the collaborative activity. Arbutus is not a customer as it does not obtain an output from the collaborative activities as they were not provided an exclusive license to VBR or the ability to manufacture VBR, and the Company does not consider performing such collaborative activities to be a part of its ongoing activities.

The revenue from contracts with customers guidance was considered by analogy in determining the unit of account, and the recognition and measurement of such unit of account for collaborative activities under the Arbutus Agreement and concluded there is one activity, to run an open-label Phase 2 clinical trial, which is akin to performance obligation related to collaborative activities. Reimbursements and cost-sharing portions of this performance obligation will be reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Contract Liabilities

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2020
Contract liabilities:
Deferred revenue	$37,048	$40,000	$(68,061)	$8,987

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2019
Contract liabilities:
Deferred revenue	$40,660	$—	$(2,241)	$38,419

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. A performance milestone totaling $0.1 million was determined to have occurred under this agreement and was paid during the three and nine months ended September 30, 2020. Additionally, the Company paid IURTC $0.7 million as a sublicensing fee during the three and nine months ended September 30, 2020. The milestone and license fees are included in research and development expenses in the condensed consolidated statements of operations and comprehensive loss. Amounts paid in the nine months ended September 30, 2019 were insignificant.

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

No amounts were accrued for this agreement as of and for the nine months ended September 30, 2020. Two regulatory milestones totaling $0.3 million were determined to have occurred under this agreement and were paid during the nine months ended September 30, 2019.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 - Leases

Operating Leases

The Company leases office space for corporate, administrative and laboratory functions in South San Francisco, California under a sub-sublease that expires in December 2023. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023, which the Company has subleased. The Company also leases office and laboratory space in Groton, Connecticut under a lease that expires in March 2021. The Company’s China subsidiary leases office space in Shanghai that expires in May 2021 and rents lab space in Shanghai under a lease agreement that expires in December 2020. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2021. Certain lease contracts contain renewal clauses that the Company assesses on a case by case basis. The Company also leases certain laboratory equipment accounted for as operating leases. Certain equipment leases continue to expire in 2020, with the final lease expiring in 2023.

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

At September 30, 2020, the Company had operating lease liabilities of $10.8 million and ROU assets of $10.4 million, which were included in the condensed consolidated balance sheet.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,164	$1,136	$3,463	$3,344
Short-term lease cost	101	88	301	520
Variable lease cost	409	301	1,101	900
Total lease cost	$1,674	$1,525	$4,865	$4,764

	Nine Months Ended September 30,
	2020	2019
Operating cash flows from operating leases	$3,382	$3,188
ROU assets exchanged for new operating lease liabilities	$1,063	$15,261

As of September 30, 2020 and December 31, 2019, the weighted-average remaining lease term for operating leases was 3.0 years and 2.7 years, respectively. As of September 30, 2020 and December 31, 2019, the weighted-average discount rate for operating leases was 9.3% and 9.4%, respectively.

As of September 30, 2020, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Three months ending December 31, 2020	$1,208
Year Ending December 31, 2021	4,182
Year Ending December 31, 2022	3,818
Year Ending December 31, 2023	3,436
Total	12,644
Less: present value discount	(1,871)
Operating lease liabilities	$10,773

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

Like most companies, the spread of the novel coronavirus, SARS-CoV-2, which causes coronavirus disease (COVID-19), and the ongoing COVID-19 pandemic has affected certain aspects of our business. As further detailed below, those effects have been primarily limited to where and how our employees work in our labs and offices. To date, our current and future planned clinical trials and pre-clinical studies have not been subject to significant impact as a result of the COVID-19 pandemic.

Business Highlights

During the third quarter of 2020, we continued to grow our business and advance our development pipeline of product candidates in both our HBV Cure and Microbiome programs. Key highlights and accomplishments during the quarter, as well as upcoming milestones and subsequent events include:

HBV Cure Program

•	Vebicorvir (VBR or ABI-H0731 (H0731)), our lead core inhibitor product candidate in the HBV Cure program:
o

Continuation of our ongoing open-label extension study, ABI-H0731-211 (Study 211), and transition of patients who achieve agreed-upon stopping criteria off therapy. Study 211 is the first clinical trial with a core inhibitor to stop therapy and monitor for sustained virologic response (SVR) in patients with chronic HBV infection. Patients who stopped therapy in Study 211 have not achieved meaningful SVR rates as 39 of 41 patients have now relapsed. We continue to collect and analyze Study 211 data and intend to submit more detailed findings to a future medical meeting.

o

Presentation of additional interim analyses on HBeAg positive and negative patients from Study 211 at the European Association for the Study of the Liver’s (EASL) Digital International Liver CongressTM.

o

Continuation of a study, ABI-H0731-205, evaluating treatment intensification with VBR in patients with chronic HBV infection who are only partially virologically suppressed on nucleos(t)ide analog reverse transcriptase inhibitor (NrtI) therapy alone after at least a year of treatment.

o	End-of-Phase 2 Meeting with National Medical Products Administration, Center for Drug Evaluation, China, in July 2020 with agreement on Phase 3 registrational program for chronic suppressive therapy.

•	ABI-H2158 (H2158), our second-generation core inhibitor product candidate in the HBV Cure program:
o	Continuation of a Phase 2 clinical study, ABI-H2158-201, using a 300 mg dose of H2158.
o	Presentation of detailed data on the final dose-ranging cohorts of the Phase 1b portion of the Phase 1a/1b clinical study of H2158 at EASL 2020.
•	ABI-H3733 (H3733), our third core inhibitor product candidate in the HBV Cure program:
o	Continuation of a Phase 1 clinical study, ABI-H3733-101, to evaluate safety, tolerability, and pharmacokinetics (PK) of H3733 in healthy subjects.
•	Upcoming HBV presentations at the American Association for the Study of Liver Diseases (AASLD) Annual Meeting (The Liver Meeting®), November 13 to 16, 2020:
o	“Analysis of the longer-term safety profile of the hepatitis B virus core inhibitor ABI-H0731 in an open-label extension study”;
o	“Persistently detectable serum HBV pgRNA is associated with subsequent hepatocellular carcinoma development in chronic HBV patients receiving chronic NrtI treatment”;
o	“Amino acid substitutions in the inhibitor binding pocket of HBV core protein confer differential changes in susceptibility to three generations of HBV core inhibitors”; and
o	“Changes in viral antigens are more strongly associated with HBV pgRNA than HBV DNA in studies of VBR and NrtI in treatment-naïve patients with chronic HBV infection.”
•	Triple Combination HBV Studies:
o

Entry into a Clinical Trial Collaboration Agreement (Triple Combination Collaboration Agreement) with Arbutus to evaluate VBR in combination with Arbutus’ proprietary GalNAc delivered RNAi compound AB-729 and NrtI therapy for the treatment of patients with chronic HBV infection.

o	Initiation of a Phase 2 triple combination study evaluating the addition of interferon to VBR and NrtI expected in the first half of 2021.

Microbiome Program

•

Continuation of process identifying strategic alternatives to continue development of the Microbiome programs following the return of rights to such programs from Allergan Pharmaceuticals International Limited (Allergan) upon termination of the Research, Development, Collaboration and License Agreement (Allergan Agreement).

Corporate Highlights

•	Appointment of Gina Consylman to our Board of Directors (the Board) and the Board’s Audit Committee.

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

Vebicorvir

VBR, our lead core inhibitor product candidate in the HBV Cure program, is licensed from Indiana University. The conduct of the Phase 2 studies, Study 201 and 202, is now complete, and our open-label extension study, Study 211, is ongoing. We continue to present interim updates on our clinical studies at conferences, including EASL 2020 in August 2020 and AASLD 2020 in November 2020.

The stopping criteria for transitioning patients off therapy in Study 211 were discussed with our lead investigators and reviewed and agreed upon by the FDA. All patients who met the stopping criteria are off treatment and being observed for SVR. Patients who stopped therapy in Study 211 have not achieved meaningful SVR rates as 39 of 41 patients have now relapsed. We continue to collect and analyze Study 211 data and intend to submit more detailed findings to a future medical meeting.

When enrolled patients are unable to come to the clinic as a result of the COVID-19 pandemic, study drug is shipped to their homes, and sites conduct telehealth visits. All currently enrolled patients are continuing with normal study visits, and we continue to monitor for a potential impact of the COVID-19 pandemic on the study.

ABI-H2158

H2158, our second-generation core inhibitor product candidate in the HBV Cure program, was internally discovered and developed and is chemically distinct from VBR.

We reported the final data from dose-ranging cohorts of the Phase 1b portion of the Phase 1a/1b dose-ranging clinical study at EASL 2020. Based on data from the Phase 1b dose-ranging study, we initiated a Phase 2 clinical study in June 2020 using a 300 mg dose of H2158. This study will be conducted in approximately ten countries in Asia, North America and Europe. While we will continue to monitor the situation closely, at this time, we do not expect our timelines for this study to be significantly impacted by the COVID-19 pandemic.

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

Collaboration Agreements

China HBV Collaboration Agreement

In July 2020, we entered into a Collaboration Agreement with BeiGene, granting BeiGene an exclusive, royalty-bearing license to develop and commercialize products containing VBR, H2158 and H3733 (the BeiGene Agreement) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory).

Under the BeiGene Agreement, we and BeiGene will collaborate on development activities with respect to the licensed products in accordance with a mutually agreed upon development plan. A registrational study is expected to initiate in the first half of 2021 and will initially focus on vebicorvir in combination with NrtI as chronic suppressive therapy.

Pursuant to the terms of the BeiGene Agreement, BeiGene paid us an upfront amount of $40.0 million, and we are eligible to receive up to approximately $500.0 million in milestone payments, comprised of up to $113.8 million in development and regulatory and $385.0 million in net sales milestone payments. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-teens to the low 30s of net sales. BeiGene has also agreed to pay all development and regulatory costs up to an aggregate of $45.0 million in the territory for VBR, H2158 and H3733. Following this initial investment, we and BeiGene will share development costs for the Territory equally.

The BeiGene Agreement also contains provisions such as representations and warranties of the parties, terms as to governance of the collaboration, commercialization and regulatory responsibilities of the parties, and manufacturing and supply, including potential adjustments in the event supply costs exceed certain levels. In addition, during the term of the BeiGene Agreement, neither party will commercialize any competing products in the Territory.

If, after H2158 and H3733 reach the end of Phase 2 clinical trials, we and BeiGene are unable to mutually agree on the terms of a Phase 3 global study, BeiGene may elect to terminate the BeiGene Agreement solely as it relates to that compound, as applicable. Such a termination would result in us regaining all rights to the applicable compound in the Territory. In addition, BeiGene may terminate the BeiGene Agreement for convenience at any time upon 90 days’ advance written notice to us. The BeiGene Agreement also contains customary provisions for termination by either party, including in the event of breach of the BeiGene Agreement, subject to cure.

Triple Combination HBV Collaboration

In August 2020, we entered into the Triple Combination Collaboration Agreement, pursuant to which we and Arbutus will conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, PK and antiviral activity of the triple combination of VBR, AB-729 and an NrtI compared to the double combinations of VBR with an NrtI and AB-729 with an NrtI. This clinical trial is projected to initiate in the first half of 2021 and enroll approximately 60 virologically suppressed patients with HBeAg negative or positive chronic HBV infection.

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

Our Microbiome program consists of a fully integrated platform that includes a biological-function-based strain isolation, identification, characterization and selection process, methods for strain purification and growth under conditions compliant with cGMP requirements, and a licensed patented delivery system, GEMICEL®, which is designed to allow for targeted oral delivery of live biologic and conventional therapies to the lower GI tract.

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

This Phase 1b study is ongoing. Enrollment had been delayed due to the COVID-19 pandemic and the limitations placed on some trial sites to conduct certain procedures as part of the patient screening process. Enrollment has resumed, and we continue to monitor the situation closely. When enrolled patients are unable to come to the clinic, study drug or placebo is shipped to their homes and sites are conducting telehealth monitoring and home health nurse visits. Preclinical data from the M201 program was selected for presentation as a poster at Digestive Disease Week (DDW) in May 2020; however, DDW 2020 was cancelled due to the COVID-19 pandemic.

M201 was initially developed as part of the Allergan Agreement, which provided for the development and commercialization of microbiome gastrointestinal programs. While we explore strategic alternatives for continued development of our Microbiome programs, the Phase 1b study of M201 will continue despite the termination of the Allergan Agreement. See “—Allergan Agreement.”

Additional Product Candidates

Using our microbiome platform capabilities, we are also exploring additional product candidates for other disease indications, including Crohn’s disease and irritable bowel syndrome in connection with the Allergan Agreement, as well as immune-mediated and metabolic disorders and oncology, which indications we will pursue either internally or in collaboration with other third parties. Preclinical data from our immuno-oncology microbiome program was presented as an e-poster at AACR in June 2020.

Allergan Agreement

In May 2020, AbbVie Inc. (AbbVie) completed its acquisition of Allergan. In June 2020, AbbVie notified us that it decided to terminate the Allergan Agreement. This decision was not based on any efficacy, safety or other data related to collaboration programs. On October 10, 2020, the termination became effective, and we regained worldwide rights to all microbiome candidates subject to the collaboration, including M201. We have begun exploring strategic alternatives to continue development of the Microbiome programs following the return of the related intellectual property rights.

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

We have generated significant losses to date, and we expect to continue to generate losses as we continue to develop our product candidates. As of September 30, 2020, we had an accumulated deficit of $462.2 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop, seek regulatory approval for and commercialize our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2020 and 2019

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Collaboration revenue	$34,611	$4,231	$30,380	718%

Collaboration revenue for the three months ended September 30, 2020 includes the recognition of $31.0 million recognized for the transfer of the VBR License upon entering into the BeiGene Agreement as well as reimbursements incurred under the Allergan Agreement.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
Program/Description	2020	2019	2020 vs. 2019	2020 vs. 2019
HBV Cure program	$18,700	$14,735	$3,965	27%
Microbiome program (1)	8,241	7,001	1,240	18%
Total research and development expenses	$26,941	$21,736	$5,205	24%

(1) Expenses presented for the Microbiome program exclude collaboration revenue related to expense reimbursements under the Allergan Agreement as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Research and development expenses were $26.9 million for the three months ended September 30, 2020 compared to $21.7 million for the same period in 2019. The increase was due to an increase of $4.0 million in research and development expenses related to the HBV Cure program and an increase of $1.2 million in research and development expenses related to the Microbiome program. These increases were primarily due to increases in clinical activities, chemistry and manufacturing control activities to support VBR, 2158, 3733 and microbiome clinical trials and increased salary and benefits due to additional employees. Research and development expenses include non-cash stock-based compensation expenses of $2.8 million for the three months ended September 30, 2020 and $2.5 million for the same period in 2019.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
General and administrative expenses	$11,689	$8,488	$3,201	38%

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $11.7 million for the three months ended September 30, 2020 compared to $8.5 million for the same period in 2019. The increase was primarily due to an increase of $2.7 million in professional fees due to the amortized incremental contract costs associated with entering into the BeiGene Agreement, $0.3 million in equipment rental, $0.4 million in stock-based compensation expense and $0.1 million in salary and benefits due to additional employees. These increases were partially offset by a decrease of $0.2 million in travel related expenses due to state and local laws restricting travel in response to the COVID-19 pandemic. General and administrative expenses include non-cash stock-based compensation expenses of $3.3 million for the three months ended September 30, 2020 and $2.9 million for the same period in 2019.

Comparison of the Nine Months Ended September 30, 2020 and 2019

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
Collaboration revenue	$78,068	$11,197	$66,871	597%

Collaboration revenue for the nine months ended September 30, 2020 includes the recognition of $31.0 million recognized for the transfer of the VBR License upon entering into the BeiGene Agreement. It also includes the remaining deferred revenue balance and reimbursements incurred under the Allergan Agreement, for which AbbVie (formerly Allergan pre-acquisition) gave written notice of termination in June 2020.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
Program/Description	2020	2019	2020 vs. 2019	2020 vs. 2019
HBV Cure program	$50,337	$42,589	$7,748	18%
Microbiome program (1)	22,977	20,552	2,425	12%
Total research and development expenses	$73,314	$63,141	$10,173	16%

(1) Expenses presented for the Microbiome program exclude collaboration revenue related to expense reimbursements under the Allergan Agreement as discussed in Note 8 to the Condensed Consolidated Financial Statements.

Research and development expenses were $73.3 million for the nine months ended September 30, 2020 compared to $63.1 million for the same period in 2019. The increase was due to an increase of $7.7 million in research and development expenses related to the HBV Cure program and an increase of $2.4 million in research and development expenses related to the Microbiome program. These increases were primarily due to increases in clinical activities, chemistry and manufacturing control activities to support VBR, 2158, 3733 and microbiome clinical trials and increased salary and benefits due to additional employees. Research and development expenses include non-cash stock-based compensation expenses of $8.3 million for both the nine months ended September 30, 2020 and 2019.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2020	2019	2020 vs. 2019	2020 vs. 2019
General and administrative expenses	$29,888	$22,085	$7,803	35%

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as the stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $29.9 million for the nine months ended September 30, 2020 compared to $22.1 million for the same period in 2019. The increase was primarily driven by an increase of $2.7 million in professional fees due to the amortized incremental contract costs associated with entering into the BeiGene Agreement, $1.3 million in salary and benefits, $4.1 million in stock-based compensation expense, $0.4 million in equipment rental and $0.1 million in recruitment expenses due to additional employees partially offset by a decrease of $0.7 million in travel related expenses due to state and local laws restricting travel in response to the COVID-19 pandemic. General and administrative expenses include non-cash stock-based compensation expenses of $9.8 million for the nine months ended September 30, 2020 and $5.7 million for the same period in 2019. Stock-based compensation expense for the nine months ended September 30, 2019 includes the reversal of previously recognized expense of $3.6 million related to forfeited awards resulting from the departure of one of the Company’s former officers during the period.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2020 principally through equity financings, raising an aggregate of $546.4 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Nine Months Ended September 30, 2020 and 2019

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
Cash provided by (used in):	2020	2019
Operating activities	$(37,688)	$(63,539)
Investing activities	47,355	44,704
Financing activities	$1,912	$2,231

Net Cash from Operating Activities

Net cash used in operating activities was $37.7 million for the nine months ended September 30, 2020. This was primarily due to a $22.7 million net loss, $0.1 million of accretion of discount of marketable securities and a decrease of $36.8 million of operating assets and liabilities, which includes the recognition of the remaining deferred revenue balance of $36.0 million as revenue during the nine months ended September 30, 2020 in connection with AbbVie’s decision to terminate the Allergan Agreement as discussed in Note 8. These decreases were partially offset by $18.1 million non-cash expense recorded for stock-based compensation, $3.5 million of amortization of operating lease right-of-use (ROU) assets and $0.4 million of depreciation and amortization expense.

Net cash used in operating activities was $63.5 million for the nine months ended September 30, 2019. This was primarily due to a $70.6 million net loss, $1.5 million of accretion of discount of marketable securities and a decrease of $9.3 million of operating assets and liabilities, which were offset by $14.0 million non-cash expense recorded for stock-based compensation, $3.3 million of amortization of operating lease ROU assets and $0.4 million of depreciation and amortization expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2020 was $47.4 million due to $165.3 million of redemptions of marketable securities and $35.6 million of sale of marketable securities, which were partially offset by the purchase of $153.0 million of marketable securities and $0.5 million of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2019 was $44.7 million primarily due to $166.9 million of redemptions of marketable securities and $28.7 million of sale of marketable securities, which were partially offset by the purchase of $149.3 million of marketable securities and $1.5 million of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.9 million resulting from the exercise of stock options to purchase 172,779 shares of common stock and the issuance of 42,266 shares of common stock under our ESPP.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, all of our product candidates are currently in clinical development or in varying stages of nonclinical development and their risk of failure is high. The data supporting our drug discovery and nonclinical and clinical development programs are derived from either laboratory, nonclinical studies, Phase 1 and Phase 2 clinical data. With respect to our ongoing Phase 2 trials, with patients transitioned off of therapy in Study 211, we may not observe sustained virologic response and such patients may need to resume NrtI therapy. In addition, there is no guarantee that Phase 3 clinical studies, if and when completed, will result in data consistent with that observed in prior studies. As a result, we cannot predict when or if any one of our product candidates will prove safe and effective in humans or will receive regulatory approval.

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

The COVID-19 pandemic has and may continue to: (1) impact patient enrollment, retention or compliance with clinical study protocols; (2) require modifications to or deviations from study protocols and procedures, such as the use of telehealth and home health visits instead of on-site monitoring and treatment, that could increase the cost of conducting clinical studies; (3) disrupt or suspend the business operations of our third-party contract research organizations (CROs), manufacturers of our drug candidates and the clinical sites conducting our clinical studies; (4) delay regulatory meetings and filings with regulatory agencies in the United States and other countries; and (5) disrupt supply chains and cause delays of shipments of critical reagents, PPE and disinfectants, each of which are necessary for our laboratories and the laboratories of our CROs to maintain normal workflows.

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

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments have been in various stages of relaxing these measures, recent surges in COVID-19 cases, including in Europe and the United States, have prompted some governments to reimplement these restrictions. We continue to take precautionary measures intended to help minimize the risk of the virus to our employees, including temporarily requiring all employees who are able to do so to work remotely and suspending all non-essential business travel worldwide for our employees. These measures could negatively affect our business. For instance, requiring all employees to work remotely may disrupt our operations or increase the risk of a cybersecurity incident.

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

We currently rely on third-party manufacturers to supply the quantities of VBR, H2158 and H3733 used in our clinical and nonclinical studies and the drug substance for our Microbiome program. We currently manufacture our microbiome drug product for use in our planned nonclinical studies and early-stage clinical studies; however, we may require third-party manufacturers for subsequent clinical studies or other microbiome drug products. In addition, if any product candidate we might develop or acquire in the future receives FDA or other regulatory approval, we will need to either manufacture commercial quantities of the product on our own or rely on one or more third-party contractors to manufacture our products. The establishment of internal manufacturing capabilities is difficult and costly, and we may not be successful in doing so. If, for any reason, we are unable to establish our own manufacturing capabilities and we are unable to rely on any third-party sources we have identified to manufacture our product candidates, either for clinical studies or, at some future date, for commercial quantities, then we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substance and drug products for nonclinical, clinical and commercial purposes. We might not be successful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity either on our own or through third parties, the development and sales of our products and our financial performance will be materially and adversely affected.

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
•

regulatory authorities may require a medication guide outlining the risks of such side effects for distribution to patients, or that we implement a Risk Evaluation Mitigation Strategy (REMS) to ensure that the benefits of the product outweigh its risks;

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

As of September 30, 2020, we had 140 employees and contracts with a number of temporary contractors, consultants and CROs. We will need to hire or contract with additional qualified personnel with expertise in clinical research and testing, formulation and manufacturing and sales and marketing to commercialize our HBV drug candidates and our microbiome biotherapeutic candidates or any other product candidate we may seek to develop. We compete for qualified individuals with numerous biopharmaceutical companies, universities and other research institutions. Competition for these individuals is intense, and we cannot be certain that our search for such personnel will be successful. Attracting and retaining qualified personnel will be critical to our success, and any failure to do so could have a material adverse impact on our business, financial condition and results of operations.

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

We have a history of losses and expect to incur significant operating and capital expenditures and resultant substantial losses and negative operating cash flow for the next several years and beyond if we do not successfully launch and commercialize any product candidates from our HBV Cure or Microbiome programs. We might never achieve or maintain profitability. We anticipate that our expenses will continue to be substantial in the foreseeable future as we:

•	advance VBR, H2158 and H3733, our first three HBV product candidates, through clinical development;
•	advance M201, our first candidate from our Microbiome program, through Phase 1b clinical development;
•	continue to undertake research and discovery efforts to identify potential additional product candidates in both our HBV Cure and Microbiome programs;

•	seek regulatory approvals for our product candidates; and
•	pursue our intellectual property strategy.

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

We anticipate that we will incur operating losses for the next several years as we continue to develop our product candidates and our Microbiome platform as well as initiate development of any other product candidates and will require substantial funds during that time to support our operations. We expect that our current resources will provide us with sufficient capital to fund our operations for at least the next twelve months. However, we might consume our available capital before that time if, for example, we are not efficient in managing our resources or if we encounter unforeseen costs, delays or other issues or if regulatory requirements change or if clinical study timelines are accelerated. If that happens, we may need additional financing to continue the development of our HBV and microbiome product candidates, which we might seek and receive from the public financial markets, third-party commercial partners, private placements, debt financings or other sources. There is no assurance that we will be able to generate sufficient revenue from our collaborations or that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. For example, with the termination of the Allergan Agreement and return of the rights licensed thereunder, we are currently exploring strategic alternatives to continue development of our Microbiome programs. If other events such as this or other unforeseen circumstances occurred and we were unable to generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development, sacrifice attractive business opportunities, cease operations entirely and sell or otherwise transfer all or substantially all of our remaining assets.

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

Our license agreement with IURTC from whom we have licensed VBR and certain other HBV therapies, requires us to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones related to VBR and certain other HBV therapies and royalty payments and diligence fees. If we breach any of our obligations under our license agreement, we could lose our rights to VBR.

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

Our operating and financial strategy for the development, nonclinical and clinical testing, manufacture, and commercialization of drug candidates heavily depends on collaborating with corporations, academic institutions, licensors, licensees, and other parties. However, there can be no assurance that we will successfully establish or maintain these collaborations. For example, following its acquisition of Allergan, AbbVie terminated the Allergan Agreement effective October 10, 2020. We are currently exploring strategic alternatives to continue development of our Microbiome programs following the return of the rights licensed under the Allergan Agreement.

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

Once a product candidate is approved, numerous post-approval requirements apply. Among other things, we and our collaborators will be subject to requirements regarding testing, manufacturing, quality control, clinical studies, post-

marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. The holder of an approved NDA or BLA is subject to ongoing FDA oversight, monitoring and reporting obligations, including obligations to monitor and report adverse events and instances of the failure of a product to meet the specifications in the NDA or BLA. Application holders must submit new or supplemental applications and obtain FDA approval for changes to the approved product, product labeling, or manufacturing process, depending on the nature of the change. Application holders also must submit advertising and other promotional material to the FDA and report on ongoing clinical studies. The FDA also has the authority to require changes in the labeling of approved drug products and to require post-marketing studies. The FDA can also impose distribution and use restrictions under a REMS.

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

The Sarbanes-Oxley Act of 2002 (the Sarbanes-Oxley Act) requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are continuing to refine our disclosure controls and other procedures that are designed to ensure that the information that we are required to disclose in the reports that we will file with the SEC is properly recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. We are also continuing to improve our internal control over financial reporting. We have expended, and anticipate that we will continue to expend, significant resources in order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting.

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

We may be subject to securities litigation, which is expensive and could divert management’s attention.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses not faced by private companies. We have incurred and will continue to incur significant additional legal, accounting and other expenses to which we were not subject to as a private company, including expenses related to our efforts in complying with the requirements of the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other public company disclosure and corporate governance requirements and responding to requests of government regulators. We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, and the listing standards of the Nasdaq Global Select Market, each of which imposes additional reporting and other obligations on public companies. Although we are currently unable to estimate these costs with any degree of certainty, we expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly and place significant strain on our personnel, systems and resources. These increased costs will require us to divert a significant amount of money that we could otherwise use to develop our product candidates or otherwise expand our business. Complying with these requirements might divert management’s attention from other business concerns, which could have a material adverse effect on our prospects, business, and financial condition. If we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1†	Amendment No. 1 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	X

10.2†	Amendment No. 2 to Exclusive License Agreement by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	X

10.3†‡	Collaboration Agreement, dated as of July 17, 2020, by and between Assembly Biosciences, Inc. and BeiGene, Ltd.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101.)	X

†	The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
‡	Portions of this exhibit that are both not material and would likely cause competitive harm to the registrant if publicly disclosed have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
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

Assembly Biosciences, Inc.

Date: November 5, 2020	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 5, 2020	By:	/s/ Thomas J. Russo, CFA
Thomas J. Russo, CFA
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)