Form 10-Q
period 2021-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2021-08-05
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 2, 2021, there were 44,971,609 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$59,517	$59,444
Marketable securities	139,560	156,969
Accounts receivable from collaborations	297	1,230
Prepaid expenses and other current assets	6,184	6,850
Total current assets	205,558	224,493

Property and equipment, net	1,359	1,600
Operating lease right-of-use (ROU) assets	7,488	9,131
Other assets	6,093	6,392
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$262,136	$283,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,866	$4,598
Accrued clinical expenses	3,676	4,444
Other accrued expenses	4,320	11,987
Operating lease liabilities - short-term	3,048	3,404
Total current liabilities	13,910	24,433

Deferred tax liabilities	2,531	2,531
Deferred revenue	8,987	8,987
Operating lease liabilities - long-term	4,914	6,725
Total liabilities	30,342	42,676

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 43,779,059 and 34,026,680 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	44	34
Additional paid-in capital	784,391	742,387
Accumulated other comprehensive loss	(273)	(270)
Accumulated deficit	(552,368)	(501,573)
Total stockholders' equity	231,794	240,578
Total liabilities and stockholders' equity	$262,136	$283,254

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Collaboration revenue	$—	$39,376	$—	$43,457

Operating expenses:
Research and development	16,749	23,327	35,303	46,373
General and administrative	6,917	9,470	15,621	18,199
Total operating expenses	23,666	32,797	50,924	64,572
(Loss) income from operations	(23,666)	6,579	(50,924)	(21,115)

Other income:
Interest and other income, net	71	691	129	1,730
Total other income	71	691	129	1,730
Net (loss) income	$(23,595)	$7,270	$(50,795)	$(19,385)

Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(2)	190	(3)	305
Comprehensive (loss) income	$(23,597)	$7,460	$(50,798)	$(19,080)

Net (loss) income per share, basic	$(0.55)	$0.21	$(1.23)	$(0.55)
Weighted average common shares outstanding, basic	42,876,268	35,307,669	41,286,831	35,229,570
Net (loss) income per share, diluted	$(0.55)	$0.19	$(1.23)	$(0.55)
Weighted average common shares outstanding, diluted	42,876,268	37,291,474	41,286,831	35,229,570

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(50,795)	$(19,385)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	227	237
Stock-based compensation	1,700	12,058
Net accretion and amortization of investments in marketable debt securities	249	(101)
Non-cash rent expense	2,037	2,308
Loss on disposal of fixed assets	1,625	—
Changes in operating assets and liabilities:
Accounts receivable from collaboration	933	59
Prepaid expenses and other current assets	666	304
Other assets	299	(2,155)
Accounts payable	(1,732)	516
Accrued clinical expenses	(768)	(464)
Other accrued expenses	(7,649)	(2,416)
Deferred revenue	—	(37,048)
Operating lease liabilities	(1,944)	(2,247)
Net cash used in operating activities	(55,152)	(48,334)

Cash flows from investing activities
Purchases of property and equipment	(3,078)	(470)
Proceeds from sale of property and equipment	857	—
Purchases of marketable securities	(84,800)	(44,240)
Proceeds from maturities of marketable securities	98,950	119,252
Proceeds from sale of marketable securities	3,000	22,700
Net cash provided by investing activities	14,929	97,242

Cash flows from financing activities
Proceeds from the exercise of stock options	—	602
Proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP)	144	467
Proceeds from sale of common stock, net of issuance costs	40,152	—
Net cash provided by financing activities	40,296	1,069

Net increase in cash and cash equivalents	73	49,977
Cash and cash equivalents at the beginning of the period	59,444	46,732
Cash and cash equivalents at the end of the period	$59,517	$96,709
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$126	$545
Remeasurement of lease liabilities arising from modification of ROU assets	$(788)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2021	40,104,684	$40	$776,248	$(271)	$(528,773)	$247,244
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	1,458,043	2	6,013	—	—	6,015
Issuance of common stock under ESPP	42,803	—	144	—	—	144
Issuance of common stock for settlement of restricted stock units (RSUs)	64,908	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,108,621	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	1,988	—	—	1,988
Net loss	—	—	—	—	(23,595)	(23,595)
Balance as of June 30, 2021	43,779,059	$44	$784,391	$(273)	$(552,368)	$231,794

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2020	32,624,725	$32	$717,898	$(86)	$(466,076)	$251,768
Issuance of common stock upon exercise of stock options	74,879	1	482	—	—	483
Issuance of common stock under ESPP	42,266	—	467	—	—	467
Issuance of common stock for settlement of RSUs	65,649	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	190	—	190
Stock-based compensation	—	—	6,937	—	—	6,937
Net income	—	—	—	—	7,270	7,270
Balance as of June 30, 2020	32,807,519	$33	$725,784	$104	$(458,806)	$267,115

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under ATM equity offering program, net of issuance costs	7,449,901	8	40,144	—	—	40,152
Issuance of common stock under ESPP	42,803	—	144	—	—	144
Issuance of common stock for settlement of RSUs	151,054	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,108,621	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1,718	—	—	1,718
Net loss	—	—	—	—	(50,795)	(50,795)
Balance as of June 30, 2021	43,779,059	$44	$784,391	$(273)	$(552,368)	$231,794

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	32,558,307	$32	$712,807	$(201)	$(439,421)	$273,217
Issuance of common stock upon exercise of stock options	91,713	1	601	—	—	602
Issuance of common stock under ESPP	42,266	—	467	—	—	467
Issuance of common stock for settlement of RSUs	115,233	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	305	—	305
Stock-based compensation	—	—	11,909	—	—	11,909
Net loss	—	—	—	—	(19,385)	(19,385)
Balance as of June 30, 2020	32,807,519	$33	$725,784	$104	$(458,806)	$267,115

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company advancing a novel class of oral therapeutic candidates for the treatment of chronic hepatitis B virus (HBV) infection. The Company operates in one segment and is headquartered in South San Francisco, California, with operations in California and China. Prior to the Company’s wind-down of its Microbiome program in January 2021, the Company also had operations in Connecticut.

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

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, proceeds from the exercise of warrants and stock options, issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these unaudited condensed consolidated financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 6 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

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

Note 2 - Summary of Significant Accounting Policies and Recent Accounting Pronouncements

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2020, which are contained in the 2020 Annual Report. The results for

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the three and six months ended June 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.

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

Net Income (Loss) per Share

Basic net income (loss) per share of common stock excludes dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share of common stock reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive.

In December 2019, the Company sold 6,287,878 shares of common stock as well as pre-funded warrants to purchase up to 2,424,242 shares of common stock. The pre-funded warrants are exercisable for shares of common stock at an exercise price of $0.001 per share. The shares of common stock into which the outstanding pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and are exercisable after the original issuance date. During the three and six months ended June 30, 2021, 2,109,140 of the pre-funded warrants were exercised through a cashless exercise and the remaining 315,102 pre-funded warrants were subsequently exercised in July 2021 (see Note 6).

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A reconciliation of the numerators and the denominators of the basic and diluted net income (loss) per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(23,595)	$7,270	$(50,795)	$(19,385)
Denominator:
Shares used in per share calculation - basic	42,876,268	35,307,669	41,286,831	35,229,570
Dilutive effect of securities	—	1,983,805	—	—
Weighted average common shares and pre-funded warrants outstanding - diluted	42,876,268	37,291,474	41,286,831	35,229,570
Net (loss) income per share:
Basic	(0.55)	0.21	(1.23)	(0.55)
Diluted	$(0.55)	$0.19	$(1.23)	$(0.55)

Securities excluded from the computation of diluted income (loss) per share because including them would have been antidilutive are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Warrants to purchase common stock	—	15,296	—	15,296
Options to purchase common stock	6,538,401	3,521,778	6,538,401	6,652,076
Common stock subject to purchase under our ESPP	40,690	8,991	40,690	8,991
Unvested RSUs	607,788	41,762	607,788	978,879
Total	7,186,879	3,587,827	7,186,879	7,655,242

Adoption of Recent Accounting Pronouncements

On January 1, 2021, the Company adopted Accounting Standards Update (ASU) 2020-10, Codification Improvements – Disclosures (ASU 2020-10). ASU 2020-10 improves consistency by amending the codification to include all disclosure guidance in the appropriate disclosure sections and clarifies application of various provisions in the codification by amending and adding new headings, cross referencing to other accounting standards and refining or correcting termination. The adoption of this standard had no material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models in ASC 470-20 that require separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions in ASC 815-40 that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of ASU 2020-06 can either be on a modified retrospective or full retrospective basis. The Company is currently evaluating the impacts of ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04), which requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Specifically, under ASU 2021-04, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, issue and or modify debt, or for other reasons. The result is a change in the fair value of the written call option dependent on the reason for the modification. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of ASU 2021-04 is applied on a prospective basis. The Company does not expect the ASU to impact its condensed consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$52,081	$—	$—	$52,081
Total cash equivalents	52,081	—	—	52,081
Short-term investments
U.S. and foreign corporate debt securities	24,889	2	(1)	24,890
Asset-backed securities	21,749	3	(4)	21,748
U.S. and foreign commercial paper	92,922	—	—	92,922
Total short-term investments	139,560	5	(5)	139,560
Total cash equivalents and investments	$191,641	$5	$(5)	$191,641

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The contractual term to maturity of short-term marketable securities held by the Company as of June 30, 2021 is less than one year. There were no long-term marketable securities held by the Company as of June 30, 2021.

Realized gains and losses for the three and six months ended June 30, 2021 and 2020 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of June 30, 2021.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$52,081	$—	$—	$52,081
Total cash equivalents	52,081	—	—	52,081
Short-term investments
U.S. and foreign corporate debt securities	—	24,890	—	24,890
Asset-backed securities	—	21,748	—	21,748
U.S. and foreign commercial paper	—	92,922	—	92,922
Total short-term investments	—	139,560	—	139,560
Total assets measured at fair value	$52,081	$139,560	$—	$191,641

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$47,553	$—	$—	$47,553
U.S. and foreign commercial paper	—	6,498	—	6,498
Total cash equivalents	47,553	6,498	—	54,051
Short-term investments
U.S. and foreign corporate debt securities	—	16,939	—	16,939
Asset-backed securities	—	12,675	—	12,675
U.S. treasury securities	—	23,999	—	23,999
U.S. and foreign commercial paper	—	103,356	—	103,356
Total short-term investments	—	156,969	—	156,969
Total assets measured at fair value	$47,553	$163,467	$—	$211,020

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Accrued expenses:
Accrued compensation	$3,062	$7,016
Accrued restructuring charges	683	4,164
Accrued professional fees and other	575	807
Total accrued expenses	$4,320	$11,987

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

The following table summarizes the Company’s costs incurred (in thousands):

	Total Restructuring Cost	Employee Severance and Related Benefits		Asset Impairment and Other Costs
Restructuring costs incurred for the three months ended June 30, 2021	$(296)	$(296)	(1)	$—
Restructuring costs incurred for the six months ended June 30, 2021	$(1,348)	$(2,959)	(1)	$1,611
Cumulative restructuring costs incurred through June 30, 2021	$6,430	$3,240		$3,190

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(1)

The reversal of $0.3 million and $3.0 million in employee severance and related benefits recognized during the three and six months ended June 30, 2021 reflects the reversal of previously recognized stock-based compensation expense related to forfeited awards based on the Company’s policy of recognizing stock-based awards with graded vesting schedules using an accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award and to recognize forfeitures when they occur.

The cumulative restructuring costs incurred through June 30, 2021 represents the total amount expected to be incurred.

The following table presents where the restructuring charges were recognized during the six months ended June 30, 2021 (in thousands):

Research and development	$(1,625)
General and administrative	277
Total	$(1,348)

All restructuring costs incurred for the three months ended June 30, 2021 were included in research and development. There were no restructuring costs incurred for the three and six months ended June 30, 2020.

The following table presents the activity in the accrued restructuring charges during the six months ended June 30, 2021 (in thousands):

	Total Restructuring Cost	Employee Severance and Related Benefits	Asset Impairment and Other Costs
Accrued balance as of December 31, 2020	$4,164	$4,164	$—
Costs incurred	1,611	—	1,611
Reductions for cash payments	(5,092)	(3,481)	(1,611)	(1)
Accrued balance as of June 30, 2021	$683	$683	$—

(1)	Cash payments are presented net of proceeds received from the sale of assets of $0.9 million.

The asset impairment and other costs includes $1.4 million for the remaining payment obligations of leased equipment the Company purchased and sold to third parties.

The Company expects the accrued restructuring liability to be fully paid in 2021.

Note 6 – Stockholders’ Equity

The Company was authorized to issue 5,000,000 shares of preferred stock as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding. The Company was authorized to issue 100,000,000 shares of common stock as of June 30, 2021 and December 31, 2020, respectively.

Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. During

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

the six months ended June 30, 2021, the Company sold 7,449,901 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $40.2 million, after deducting commissions, fees and expenses.

Common Stock Warrants

The following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise Price per Share	June 30, 2021	December 31, 2020
December 16, 2019	None	$0.001	315,102	2,424,242

During the three and six months ended June 30, 2021, 2,109,140 warrants were exercised through a cashless exercise resulting in the issuance of 2,108,621 shares of the Company’s common stock. The remaining 315,102 warrants were cashless exercised in July 2021. There were no warrants exercised during the three and six months ended June 30, 2020.

Note 7 – Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In May 2018, the Company’s stockholders approved (1) the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) pursuant to which the Company reserved 1,900,000 shares of its common stock for issuance in connection with equity incentive awards and (2) the Assembly Biosciences Inc. Employee Stock Purchase Plan  pursuant to which the Company reserved 400,000 shares of its common stock for issuance in connection with purchases by employees pursuant to this plan.

In May 2019, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 3,000,000.

In June 2020, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 4,600,000.

In May 2021, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 6,600,000 and an Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan (the 2018 ESPP) that, among other things, increased the number of shares of common stock reserved to an aggregate of 1,300,000.

As of June 30, 2021, the Company had awards outstanding under the following shareholder-approved plans: the 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of June 30, 2021, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan), the Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Plan) and the Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Plan).

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the six months ended June 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	6,696,592	$15.70	6.9	$1,856
Granted	1,363,770	4.33
Forfeited	(1,512,761)	19.57
Expired	(9,200)	30.00
Outstanding as of June 30, 2021	6,538,401	$12.41	7.0	$774
Options vested and exercisable as of June 30, 2021	3,696,687	$13.71	5.4	$774

The weighted-average grant-date fair value of options granted was $3.12 and $10.52 during the six months ended June 30, 2021 and 2020, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2020 was  $1.0 million. There were no options exercised during the six months ended June 30, 2021.

RSUs

A summary of the Company’s RSUs and related information for the six months ended June 30, 2021 is as follows:

	Number of RSUs		Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2020	886,868		$20.35
Granted	199,875		4.33
Vested	(151,054)		19.69
Forfeited	(187,901)		16.21
Nonvested as of June 30, 2021	747,788	(1)	$17.03

(1)	Includes 140,000 RSUs that have vested but are subject to deferred settlement, which have a weighted average remaining contractual term of 1.7 years.

The total fair value of RSUs vested and settled during the six months ended June 30, 2021 and 2020 was $2.8 million and $3.1 million, respectively. The total intrinsic value of RSUs vested and settled during the six months ended June 30, 2021 and 2020 was $0.7 million and $1.6 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its chief executive officer. On March 31, 2021, 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. The outstanding 75,000 awards with an aggregate fair value of $0.8 million vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of June 30, 2021.

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

ESPP

Employees purchased 42,803 and 42,266 shares of common stock under the 2018 ESPP during the six months ended June 30, 2021 and 2020, respectively.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Exercise price	$4.03 - $4.16	$14.57 - $20.52	$4.03 - $5.79	$14.45 - $20.52
Expected volatility	80.7% - 88.9%	69.1% - 82.2%	80.7% - 91.2%	66.4% - 82.2%
Risk-free rate	0.93% - 1.34%	0.36% - 0.60%	0.50% - 1.37%	0.36% - 1.44%
Expected term (years)	5.5 - 7.5	5.5 - 7.5	5.5 - 7.5	5.0 - 7.5
Expected dividend yield	0%	0%	0%	0%

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

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021		2020
Research and development	$743	$3,607	$(1,348)	(1)	$5,551
General and administrative	1,243	3,527	3,048		6,507
Total stock-based compensation expense	$1,986	$7,134	$1,700		$12,058

(1)

Includes the reversal of previously recognized stock-based compensation expense of $4.1 million related to forfeited awards of terminated employees, $2.7 million of which resulted from the wind-down of the Company’s Microbiome program (see Note 5).

As of June 30, 2021, there was $14.5 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.8 years.

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

For the three and six months ended June 30, 2020, the Company recognized $39.4 million and $43.5 million, respectively, in revenue associated with the Allergan Agreement. A contract asset balance of $1.0 million was recorded as of December 31, 2020. There were no deferred revenue contract liabilities as of December 31, 2020 and

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

no revenue, contract assets or contract liabilities recognized as of and for the three and six months ended June 30, 2021 due to the termination of the Allergan Agreement in 2020.

BeiGene Agreement

In July 2020, the Company and BeiGene, Ltd. (BeiGene) entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel core inhibitor product candidates VBR, ABI-H2158 and ABI-H3733 for chronic HBV infection (the Licensed Product Candidates) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory). Under the agreement, the Company and BeiGene will collaborate on certain global clinical studies and both the Company and BeiGene will independently conduct other clinical studies in their own respective territories.

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

The BeiGene Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of commercializing the Licensed Product Candidates in the Territory. However, the unit of account related to the delivery of Licensed Product Candidates is within the scope of the contract with customers guidance. The remaining units of account related to participation on the JSC and subcommittees, clinical supply and other in Territory and global development activities (the Collaboration Activities) are within the scope of the collaborative arrangements guidance. Commercial supply will be evaluated as a separate contract when the agreement is executed and a purchase order is received from BeiGene.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The transaction price at the inception of the agreement was limited to the $40.0 million upfront payment. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained as of June 30, 2021. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined the achievement of such milestones are contingent upon success in future clinical studies and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the Licensed Product Candidates granted to BeiGene. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

Upon entering into the BeiGene Agreement in July 2020, the Company recognized $31.0 million as collaboration revenue for the amount allocated to the VBR License as substantial completion of the license technology transfer had occurred. The remaining transaction price allocated to the ABI-H2158 and ABI-H3733 Licenses of $9.0 million was recorded as a long-term deferred revenue contract liability on the unaudited condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020. Revenue for these performance obligations will be recognized when the Company provides pre-Phase 3 clinical study know-how and development results for these compounds to BeiGene or a termination of the BeiGene Agreement for the respective compound.

Payments to, or reimbursements from, BeiGene related to the Collaboration Activities will be accounted for as an increase to or reduction of research and development expenses when incurred or realized, respectively. During the three and six months ended June 30, 2021, the Company did not recognize any increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of June 30, 2021 and December 31, 2020, $0.8 million remains unamortized and is included in other assets on the condensed consolidated balance sheet.

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

The revenue from contracts with customers guidance was considered by analogy in determining the unit of account, and the recognition and measurement of such unit of account for collaborative activities under the Arbutus Agreement and concluded there is one activity, to run an open-label Phase 2 clinical study, which is akin to a

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

performance obligation related to collaborative activities. Reimbursements and cost-sharing portions of this performance obligation will be reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. During the three and six months ended June 30, 2021, the Company recognized a reduction of research and development expenses of $0.4 million and $0.8 million, respectively under the Arbutus Agreement.

Contract Liabilities

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2021
Contract liabilities:
Deferred revenue	$8,987	$—	$—	$8,987

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2020
Contract liabilities:
Deferred revenue	$37,048	$—	$(37,048)	$—

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. No amounts were paid in the six months ended June 30, 2021. Amounts paid in the six months ended June 30, 2020 were insignificant.

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

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

No amounts were accrued for this agreement as of and for the six months ended June 30, 2021 or 2020. In connection with the wind-down of the Microbiome program, the License and Collaboration Agreement with Therabiome was terminated in January 2021, and the termination became effective on April 21, 2021.

Door Pharma Agreement

In November 2020, the Company and Door Pharmaceuticals, LLC (Door Pharma) entered into an exclusive, two-year Collaboration Agreement and Sublicense Agreement (collectively, the Door Pharma Agreement) focused on the development of a novel class of HBV inhibitors. Under the terms of the agreement, Door Pharma will build upon its previous efforts to lead and conduct new discovery research, which the Company will fund. In return for an up-front payment of $1.8 million, success-based milestones up to $35.0 million, exercise and annual fees ranging from $0.1 million to $2.0 million and royalties in the low to mid-single digits, the Company will be granted an exclusive option to license compounds arising from the collaboration and will be responsible for the continued development and commercialization of optioned compounds. For the three and six months ended June 30, 2021, the Company incurred $0.5 million and $0.8 million, respectively, of research and development funding.

Under the consolidation accounting standard, the Company determined that Door Pharma is a variable interest entity. The Company does not have the power to direct the activities that most significantly affect the economic performance of Door Pharma and as such the Company is not the primary beneficiary and consolidation is not required. As of June 30, 2021, the Company has not provided financial or other support to Door Pharma that was not contractually required.

Note 10 - Leases

The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The sub-sublease contains scheduled rent increases over the lease term. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023. In February 2021, the Company subleased substantially all of the office space under the Carmel, Indiana lease. The Company also leased office and laboratory space in Groton, Connecticut that supported the Microbiome program under a lease that expired in June 2021. Due to the wind-down of the Microbiome program, the lease was not renewed. The Company’s China subsidiary leased office space and lab space in Shanghai, which the Company let expire in March 2021 and December 2020, respectively. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2021. Certain lease contracts contain renewal clauses that the Company assesses on a case-by-case basis. The Company also leases certain laboratory equipment accounted for as operating leases expiring at various dates, with the final lease expiring in 2024. In February 2021, the Company purchased substantially all of the leased equipment used for the Microbiome program from its leasing agency and sold them to third parties (see Note 5).

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

At June 30, 2021, the Company had operating lease liabilities of $8.0 million and ROU assets of $7.5 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$903	$1,158	$2,037	$2,308
Short-term lease cost	91	100	195	200
Variable lease cost	408	408	751	692
Sublease income	(39)	—	(65)	—
Total lease cost	$1,363	$1,666	$2,918	$3,200

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating cash flows from operating leases	$1,944	$2,247
ROU assets exchanged for new operating lease liabilities	$126	$545

As of both June 30, 2021 and December 31, 2020, the weighted-average remaining lease term for operating leases was 2.4 years. As of June 30, 2021 and December 31, 2020, the weighted-average discount rate for operating leases was 9.7% and 9.2%, respectively.

As of June 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Six months ending December 31, 2021	$1,839
Year Ending December 31, 2022	3,643
Year Ending December 31, 2023	3,491
Year Ended December 31, 2024	13
Total	8,986
Less: present value discount	(1,024)
Operating lease liabilities	$7,962

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the U.S. Securities and Exchange Commission on February 25, 2021 (2020 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” in our 2020 Annual Report and “Part II. Item 1A. Risk Factors” in this report.

Overview

We are a clinical-stage biotechnology company advancing a novel class of oral therapeutic candidates for the treatment of chronic hepatitis B virus (HBV) infection. According to the World Health Organization, approximately 270 million people worldwide are chronically infected with HBV. Our research and development programs are pursuing multiple drug candidates designed to inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with chronic HBV infection. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core (HBc) protein in a way that affects assembly and stability of HBV nucleocapsids.

The ongoing COVID-19 pandemic has affected certain aspects of our business. As further detailed below, those effects have been primarily limited to where and how our employees work in our labs and offices. To date, our current and future planned clinical and nonclinical studies have not been significantly impacted as a result of the COVID-19 pandemic.

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

Vebicorvir

Vebicorvir (VBR), our lead core inhibitor product candidate, is licensed from Indiana University. The conduct of our initial Phase 2 studies, Study 201 and 202, is complete. Our open-label extension study, Study 211, involved treating patients with VBR plus nucelos(t)ide analog reverse transcriptase inhibitors (NrtIs) and ultimately transitioning patients who met the requisite stopping criteria, as determined with our lead investigators and the U.S. Food and Drug Administration (FDA), off of therapy to test for sustained virologic response (SVR). SVR refers to sustained viral suppression (more than six months) of HBV DNA below the lower limit of quantification (LLOQ) and would be consistent with a successful finite treatment for chronic HBV infection. It became clear that patients who stopped therapy in Study 211 had not achieved meaningful SVR rates, as all 41 patients ultimately relapsed, meaning they had detectable HBV, and that dual combination therapy of VBR plus NrtIs is insufficient to cure chronic HBV infection. Based on these results, we terminated Study 211 in the fourth quarter of 2020. We presented additional follow-up from Study 211 related to virologic response, safety and resistance following treatment discontinuation, at the European Association for the Study of the Liver’s (EASL) International Liver CongressTM in June 2021 (EASL 2021).

Based on discussions with leading viral hepatitis experts, global regulatory discussions and feedback and, with respect to the China territory, discussions and agreement with our collaboration partner, BeiGene, Ltd. (BeiGene), in the first quarter of 2021, we decided to not move forward with global registrational studies for VBR as a chronic suppressive treatment (CST) with NrtIs. The decision was made to focus on the greatest unmet medical need of patients, which lies predominantly in cure, rather than CST. In connection with focusing our efforts with VBR moving forward in combination with NrtIs and additional mechanisms targeting finite and curative combination therapy, we terminated Study 205 in the first quarter of 2021. Study 205 had been initiated to evaluate treatment intensification with VBR in patients with chronic HBV infection who are only partially virologically suppressed on NrtI.

ABI-H2158

Our second-generation core inhibitor product candidate, ABI-H2158 (2158), was internally discovered and developed and is chemically distinct from VBR.

Based on data from a completed Phase 1b dose-ranging study, we initiated a Phase 2 clinical study in June 2020 using a 300 mg daily dose of 2158. This study is being conducted in Asia, North America and Europe. We expect interim data from this study in the second half of 2021, which will focus on safety and on-treatment changes in key viral biomarkers, including pre-genomic RNA and HBV e- and core related antigens. While we will continue to monitor the situation closely, we do not currently expect our timelines for this study to be significantly impacted by the COVID-19 pandemic.

ABI-H3733

Like 2158, our third core inhibitor product candidate, ABI-H3733 (3733), was also internally discovered and developed. The chemical scaffold of 3733 is novel and separate from both VBR and 2158.

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

We presented observations on the enhanced potency and target coverage for both antiviral inhibition and inhibition of cccDNA generation for our next generation core inhibitors 2158 and 3733 at EASL 2021.

Additional Product Candidates

In addition to our three clinical-stage product candidates, our research discovery team is actively focused on identifying and selecting a fourth core inhibitor candidate, which we anticipate in mid-2021.

Multi-Drug Combination Studies

We believe that the combination of a core inhibitor and NrtI will be central to finite and curative therapies for chronic HBV infection. Therefore, as we continue to develop and advance our core inhibitors through clinical studies, we will conduct multi-drug combination studies that add additional drugs (or compounds) with non-overlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone. We currently have two on-going triple combination studies with our lead core inhibitor, VBR, which has been observed to be well-tolerated and have antiviral activity in combination with NrtI in completed Phase 2 studies.

Our first triple combination study is being conducted pursuant to a Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation (Arbutus Biopharma) and consists of a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, NrtI and AB-729 (Arbutus Biopharma’s investigational RNAi candidate) compared to the dual combinations of VBR + NrtI and AB-729 + NrtI in virologically suppressed subjects. Our second triple combination study evaluates VBR and NrtI in combination with pegylated interferon alfa in treatment naïve HBeAg positive subjects. Both studies initiated in the first quarter of 2021.

In addition to the above studies, we expect to pursue additional multi-drug combinations that include our current and future core inhibitors as they advance in clinical development.

Beyond Core Inhibitors

In addition to the advancement of our core inhibitor portfolio and our conduct of multi-drug combination studies, our research team is developing cccDNA disruptors and small molecules targeting novel undisclosed targets to add to the core inhibitor + NrtI antiviral backbone to achieve finite and curative therapies. In November 2020, we entered into an exclusive, two-year collaboration and option agreement with Door Pharmaceuticals, LLC (Door Pharma) focused on the development of a novel class of HBV inhibitors. Door Pharma’s discovery platform targets functions of HBV core protein distinct from viral assembly and has the potential to interfere with viral nucleic acid, including nuclear cccDNA. Together with Door Pharma, we are working on identifying cccDNA disruptors, which will be aimed at inhibiting different steps in the viral replication cycle that complement the activity of our core inhibitors.

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

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California as well as a small office in China.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of June 30, 2021, we had an accumulated deficit of $552.4 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In mid-March 2020, as a result of the COVID-19 pandemic, six San Francisco Bay Area counties announced a shelter-in-place order, restricting all residents to their homes, with few exceptions. Within a week, California issued a statewide stay-at-home order. As a biotechnology company, we were exempt from such orders. On June 15, 2021, California reopened its economy, and all applicable local orders were also lifted on June 15, 2021. On August 3, 2021, eight Bay Area counties, including where our headquarters is located, orders that require face coverings to be worn indoors became effective. We do not expect this mandate to result in any significant interruption of the essential activities ongoing at our South San Francisco facility.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2021 and 2020

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Collaboration revenue	$—	$39,376	$(39,376)	(100%)

Collaboration revenue for the three months ended June 30, 2020 includes the recognition of deferred revenue and reimbursements incurred under the Research, Development, Collaboration and License Agreement (the Allergan Agreement) that we entered into with Allergan Pharmaceuticals Limited (Allergan). Following its acquisition of Allergan, AbbVie, Inc. (AbbVie) gave written notice of termination of the Allergan Agreement in June 2020, which became effective October 2020.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
Program/Description	2021	2020	2021 vs. 2020	2021 vs. 2020
HBV Cure program	$16,975	$16,001	$974	6%
Microbiome program	(226)	7,326	(7,552)	(103%)
Total research and development expenses	$16,749	$23,327	$(6,578)	(28%)

Research and development expenses were $16.7 million for the three months ended June 30, 2021 compared to $23.3 million for the same period in 2020. The decrease was due to a decrease of $7.6 million related to the wind-down of the Microbiome program, partially offset by an increase of $1.0 million in research and development expenses related to the HBV program. The increase in the HBV program expense was primarily due to increases in clinical activities, chemistry and manufacturing control activities to support our clinical studies and increased salary and benefits due to additional employees. Research and development expenses include $0.7 million in non-cash stock-based compensation expense for the three months ended June 30, 2021 compared to $3.6 million for the same period in 2020. The decrease in stock-based compensation is primarily due to a decrease in the grant date fair value of recent option grants as well as a decrease in headcount and outstanding awards resulting from the wind-down of the Microbiome program.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
General and administrative expenses	$6,917	$9,470	$(2,553)	(27%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $6.9 million for the three months ended June 30, 2021 compared to $9.5 million for the same period in 2020. General and administrative expenses include non-cash stock-based compensation expenses of $1.2 million for the three months ended June 30, 2021 and $3.5 million for the same period in 2020. The decrease in stock-based compensation expense of $2.3 million was due to a decrease in the grant date fair value of recent option grants and a reversal of $0.6 million of previously recognized expense in the three months ended June 30, 2021 related to forfeited awards from terminated employees. Additionally, for the three months ended June 30, 2020, we recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for RSUs with performance-based vesting conditions granted to our chief executive officer for which the underlying performance condition was deemed probable. We also experienced decreases in salary and benefits, particularly in accrued bonuses, mostly attributable to the resignation of our chief financial officer in June 2021 and decreases in recruitment expenses due to hiring fewer employees during the three months ended June 30, 2021 compared to the same period in 2020.

Comparison of the Six Months Ended June 30, 2021 and 2020

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Collaboration revenue	$—	$43,457	$(43,457)	(100%)

Collaboration revenue for the six months ended June 30, 2020 includes the recognition of deferred revenue and reimbursements incurred under the Allergan Agreement. Following its acquisition of Allergan, AbbVie gave written notice of termination of the Allergan Agreement in June 2020 which became effective October 2020.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
Program/Description	2021	2020	2021 vs. 2020	2021 vs. 2020
HBV Cure program	$36,333	$31,637	$4,696	15%
Microbiome program	(1,030)	14,736	(15,766)	(107%)
Total research and development expenses	$35,303	$46,373	$(11,070)	(24%)

Research and development expenses were $35.3 million for the six months ended June 30, 2021 compared to $46.4 million for the same period in 2020. The decrease was due to a decrease of $15.8 million in research and development expenses related to the wind-down of the Microbiome program, including the reversal of $3.0 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees. This decrease was partially offset by an increase of $4.7 million in research and development expenses related to the HBV program, which was primarily due to increases in clinical activities, chemistry and manufacturing control activities to support our clinical studies and increased salary and benefits due to additional employees. Research and development expenses include $1.3 million in a net reversal of non-cash stock-based compensation expense as a result of forfeited awards for the six months ended June 30, 2021 compared to $5.6 million of non-cash stock-based compensation expense for the same period in 2020.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
General and administrative expenses	$15,621	$18,199	$(2,578)	(14%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $15.6 million for the six months ended June 30, 2021 compared to $18.2 million for the same period in 2020. General and administrative expenses include non-cash stock-based compensation expenses of $3.0 million for the six months ended June 30, 2021 and $6.5 million for the same period in 2020. The decrease in stock-based compensation expense of $3.5 million was due to a decrease in the grant date fair value of recent option grants and a reversal of $0.9 million of previously recognized expense in the six months ended June 30, 2021 related to forfeited awards from terminated employees. Additionally, for the three months ended June 30, 2020, we recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for RSUs with performance-based vesting conditions granted to our chief executive officer which the underlying performance condition was deemed probable. This decrease in stock-based compensation expense was partially offset by an increase in lease-related costs largely attributable to asset impairment and other charges in connection with restructurings.

Liquidity and Capital Resources

Sources of Liquidity

With the exception of the net income reported during the three months ended June 30, 2020 related to the recognition of deferred revenue from the termination of the collaboration agreement with AbbVie, we have not been profitable and have generated operating losses since we were incorporated in October 2005 as a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue. We have funded our operations through June 30, 2021 principally through equity financings, raising an aggregate of $592.0 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Six Months Ended June 30, 2021 and 2020

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
Cash provided by (used in):	2021	2020
Operating activities	$(55,152)	$(48,334)
Investing activities	14,929	97,242
Financing activities	40,296	1,069

Net Cash from Operating Activities

Net cash used in operating activities was $55.2 million for the six months ended June 30, 2021. This was primarily due to a $50.8 million net loss and a decrease of $10.2 million of operating assets and liabilities. These decreases were partially offset by $2.0 million of amortization of operating lease right-of-use (ROU) assets, $0.2 million accretion of discount of marketable securities, $1.7 million of non-cash stock-based compensation expense, $0.2 million of depreciation and amortization expense and a $1.6 million loss on the sale of purchased leased equipment in connection with the wind-down of the Microbiome program.

Net cash used in operating activities was $48.3 million for the six months ended June 30, 2020. This was primarily due to a $19.4 million net loss, $0.1 million of amortization of discount of marketable securities and a decrease of $43.5 million of operating assets and liabilities, which includes the recognition of the remaining deferred revenue balance of $36.0 million as revenue during the six months ended June 30, 2020 in connection with AbbVie’s decision to terminate the Allergan Collaboration Agreement. These decreases were partially offset by $12.1 million of non-cash stock-based compensation expense, $2.3 million of amortization of operating lease ROU assets and $0.2 million depreciation and amortization expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2021 was $14.9 million due to $99.0 million of redemptions of marketable securities and $3.0 million of sale of marketable securities, which were partially offset by the purchase of $84.8 million of marketable securities. Additionally, we purchased leased equipment for $3.1 million that we sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net cash provided by investing activities for the six months ended June 30, 2020 was $97.2 million due to $119.3 million of redemptions of marketable securities and $22.7 million of sale of marketable securities, which were partially offset by the purchase of $44.2 million of marketable securities and $0.5 million of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2021 was $40.3 million resulting from the sale of 7.4 million shares of our common stock through “at-the-market” offerings, net of commissions and fees.

Net cash provided by financing activities for the six months ended June 30, 2020 was $1.1 million resulting from the exercise of stock options to purchase 91,713 shares of common stock and issuance of 42,266 shares of common stock under our ESPP.

Funding Requirements

We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in June 2021. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

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

Identifying potential product candidates and conducting nonclinical testing and clinical studies is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will likely be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financings to achieve our business objectives. Adequate additional financings may not be available to us on acceptable terms, or at all.

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

Off-Balance Sheet Arrangements

None.

Contractual Obligations

There were no material changes in our commitments under the contractual obligations disclosed in our 2020 Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The continued spread of COVID-19, including COVID-19 variants, could adversely impact our research and development through delay, modification or suspension of our clinical and/or nonclinical studies. Other clinical-stage biotechnology companies, like us, have had their clinical and nonclinical studies affected by the COVID-19 pandemic.

The COVID-19 pandemic has and may continue to: (1) impact patient enrollment, retention or compliance with clinical study protocols; (2) require modifications to, or deviations from, study protocols and procedures, such as the use of telehealth and home health visits instead of on-site monitoring and treatment, which could increase the cost of, and time for, conducting clinical studies; (3) disrupt or suspend the business operations of our third-party CROs, manufacturers of our drug candidates and the clinical sites conducting our clinical studies; (4) delay regulatory meetings and filings with regulatory agencies in the United States and other countries; and (5) disrupt supply chains and cause delays of shipments of critical reagents, PPE and disinfectants, each of which are necessary for our laboratories and our CROs’ laboratories to maintain normal workflows. Even if we are able to collect timely clinical data while the pandemic is ongoing, COVID-19 may negatively affect the quality, completeness, integrity, interpretability and cost of obtaining such clinical study data.

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

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments relaxed these measures as cases numbers decreased, surges in COVID-19 cases have prompted, and may in the future prompt, many governments to reimplement these restrictions, including in Europe and the United States. We continue to take precautionary measures intended to minimize our employees’ potential exposure to the virus, including temporarily requiring all employees who are able to do so to work remotely and suspending all non-essential business travel worldwide for our employees. The majority of our employees continuing to work remotely may disrupt our operations, increase the risk of a cybersecurity incident or otherwise negatively affect our business.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions. Any patent applications that we own or license may fail to result in issued patents. In addition, the U.S. Patent and Trademark Office (USPTO) and patent offices in other jurisdictions often require that patent applications concerning pharmaceutical and/or biotechnology-related inventions are limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. Thus, even if we or our licensors obtain patents, the patents might be substantially narrower than anticipated.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Amendment No. 4 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.		8-K	05/25/2021	10.1

10.2#	Assembly Biosciences, Inc. Amended and Restated 2018 Employee Stock Purchase Plan.		8-K	05/25/2021	10.2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

#	Represents management contracts or compensatory plans or arrangements.
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

Assembly Biosciences, Inc.

Date: August 5, 2021	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 5, 2021	By:	/s/ Michael P. Samar
Michael P. Samar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)