Form 10-Q
period 2021-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2021-11-04
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 1, 2021, there were 47,861,677 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2021	2020
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$70,760	$59,444
Marketable securities - short-term	110,142	156,969
Accounts receivable from collaborations	769	1,230
Prepaid expenses and other current assets	6,548	6,850
Total current assets	188,219	224,493

Marketable securities - long-term	9,180	—
Property and equipment, net	1,241	1,600
Operating lease right-of-use (ROU) assets	6,773	9,131
Other assets	1,922	6,392
Indefinite-lived intangible asset	29,000	29,000
Goodwill	12,638	12,638
Total assets	$248,973	$283,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,628	$4,598
Accrued clinical expenses	3,744	4,444
Other accrued expenses	5,457	11,987
Operating lease liabilities - short-term	3,099	3,404
Total current liabilities	14,928	24,433

Deferred tax liabilities	2,531	2,531
Deferred revenue	2,733	8,987
Operating lease liabilities - long-term	4,136	6,725
Total liabilities	24,328	42,676

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 47,077,052 and 34,026,680 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	47	34
Additional paid-in capital	796,057	742,387
Accumulated other comprehensive loss	(288)	(270)
Accumulated deficit	(571,171)	(501,573)
Total stockholders' equity	224,645	240,578
Total liabilities and stockholders' equity	$248,973	$283,254

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Collaboration revenue	$6,254	$34,611	$6,254	$78,068

Operating expenses:
Research and development	18,474	26,941	53,777	73,314
General and administrative	6,655	11,689	22,276	29,888
Total operating expenses	25,129	38,630	76,053	103,202
Loss from operations	(18,875)	(4,019)	(69,799)	(25,134)

Other income:
Interest and other income, net	72	670	201	2,400
Total other income	72	670	201	2,400
Net loss	$(18,803)	$(3,349)	$(69,598)	$(22,734)

Other comprehensive (loss) income
Unrealized (loss) gain on marketable securities	(15)	(262)	(18)	43
Comprehensive loss	$(18,818)	$(3,611)	$(69,616)	$(22,691)

Net loss per share, basic and diluted	$(0.41)	$(0.09)	$(1.63)	$(0.64)
Weighted average common shares outstanding, basic and diluted	45,569,276	35,506,042	42,725,109	35,321,393

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(69,598)	$(22,734)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	346	377
Stock-based compensation	3,292	18,106
Net accretion and amortization of investments in marketable debt securities	398	(80)
Non-cash rent expense	2,940	3,463
Loss on disposal of fixed assets	1,625	—
Changes in operating assets and liabilities:
Accounts receivable from collaboration	461	(216)
Prepaid expenses and other current assets	302	507
Other assets	4,470	(4,296)
Accounts payable	(1,970)	(120)
Accrued clinical expenses	(700)	(375)
Other accrued expenses	(6,490)	(877)
Deferred revenue	(6,254)	(28,061)
Operating lease liabilities	(2,856)	(3,382)
Net cash used in operating activities	(74,034)	(37,688)

Cash flows from investing activities
Purchases of property and equipment	(3,078)	(470)
Proceeds from sale of property and equipment	857	—
Purchases of marketable securities	(107,480)	(153,022)
Proceeds from maturities of marketable securities	132,200	165,252
Proceeds from sale of marketable securities	12,500	35,595
Net cash provided by investing activities	34,999	47,355

Cash flows from financing activities
Proceeds from the exercise of stock options	—	1,445
Proceeds from the issuance of common stock under Employee Stock Purchase Plan (ESPP)	144	467
Proceeds from sale of common stock, net of issuance costs	50,207	—
Net cash provided by financing activities	50,351	1,912

Net increase in cash and cash equivalents	11,316	11,579
Cash and cash equivalents at the beginning of the period	59,444	46,732
Cash and cash equivalents at the end of the period	$70,760	$58,311
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$126	$1,063
Remeasurement of lease liabilities arising from modification of ROU assets	$(788)	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2021	43,779,059	$44	$784,391	$(273)	$(552,368)	$231,794
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	2,949,647	3	10,052	—	—	10,055
Issuance of common stock for settlement of restricted stock units (RSUs)	33,333	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	315,013	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	1,614	—	—	1,614
Net loss	—	—	—	—	(18,803)	(18,803)
Balance as of September 30, 2021	47,077,052	$47	$796,057	$(288)	$(571,171)	$224,645

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2020	32,807,519	$33	$725,784	$104	$(458,806)	$267,115
Issuance of common stock upon exercise of stock options	81,066	—	843	—	—	843
Issuance of common stock for settlement of RSUs	35,951	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(262)	—	(262)
Stock-based compensation	—	—	6,202	—	—	6,202
Net loss	—	—	—	—	(3,349)	(3,349)
Balance as of September 30, 2020	32,924,536	$33	$732,829	$(158)	$(462,155)	$270,549

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under ATM equity offering program, net of issuance costs	10,399,548	11	50,196	—	—	50,207
Issuance of common stock under ESPP	42,803	—	144	—	—	144
Issuance of common stock for settlement of RSUs	184,387	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,423,634	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	3,332	—	—	3,332
Net loss	—	—	—	—	(69,598)	(69,598)
Balance as of September 30, 2021	47,077,052	$47	$796,057	$(288)	$(571,171)	$224,645

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Income (Loss)	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2019	32,558,307	$32	$712,807	$(201)	$(439,421)	$273,217
Issuance of common stock upon exercise of stock options	172,779	1	1,444	—	—	1,445
Issuance of common stock under ESPP	42,266	—	467	—	—	467
Issuance of common stock for settlement of RSUs	151,184	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	43	—	43
Stock-based compensation	—	—	18,111	—	—	18,111
Net loss	—	—	—	—	(22,734)	(22,734)
Balance as of September 30, 2020	32,924,536	$33	$732,829	$(158)	$(462,155)	$270,549

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

The Company’s research and development programs are pursuing multiple drug candidates that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with HBV. The Company has discovered several novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core (HBc) protein in a way that affects assembly and stability of HBV nucleocapsids.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2020, which are contained in the 2020 Annual Report. The results for the three and nine months ended September 30, 2021 are not necessarily indicative of results to be expected for the entire year ending December 31, 2021 or future operating periods.

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

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

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

Net Loss per Share

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

In December 2019, the Company sold 6,287,878 shares of common stock as well as pre-funded warrants to purchase up to 2,424,242 shares of common stock. In June 2021, 2,109,140 of the pre-funded warrants were exercised through a cashless exercise, and in July 2021, the remaining 315,102 pre-funded warrants were exercised through a cashless exercise (see Note 6). Prior to these exercises, the pre-funded warrants were exercisable for shares of common stock at an exercise price of $0.001 per share. The shares of common stock into which the then-outstanding pre-funded warrants could be exercised were considered outstanding for the purposes of computing earnings per share because the shares were issuable for little or no consideration, were fully vested, and were exercisable after the original issuance date.

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(18,803)	$(3,349)	$(69,598)	$(22,734)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted	45,569,276	35,506,042	42,725,109	35,321,393
Net loss per share - basic and diluted	$(0.41)	$(0.09)	$(1.63)	$(0.64)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	September 30,
	2021	2020
Options to purchase common stock	6,306,867	6,660,918
Common stock subject to purchase under our ESPP	49,470	25,192
Unvested RSUs	998,188	851,589
Total	7,354,525	7,537,699

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (the FASB) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing and impact of adopting ASU 2016-13 on its condensed consolidated financial statements and related disclosures.

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

In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04), which requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Specifically, under ASU 2021-04, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, issue and or modify debt, or for other reasons. The result is a change in the fair value of the written call option dependent on the reason for the modification. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of ASU 2021-04 is applied on a prospective basis. The Company does not expect ASU 2021-04 to impact its condensed consolidated financial statements and related disclosures.

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$67,893	$—	$—	$67,893
Total cash equivalents	67,893	—	—	67,893
Short-term marketable securities
U.S. and foreign corporate debt securities	12,056	—	(2)	12,054
Asset-backed securities	12,143	1	(6)	12,138
U.S. and foreign commercial paper	85,950	—	—	85,950
Total short-term marketable securities	110,149	1	(8)	110,142
Long-term marketable securities
U.S. and foreign corporate debt securities	9,188	—	(8)	9,180
Total long-term marketable securities	9,188	—	(8)	9,180
Total cash equivalents and marketable securities	$187,230	$1	$(16)	$187,215

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$47,553	$—	$—	$47,553
U.S. and foreign commercial paper	6,498	—	—	6,498
Total cash equivalents	54,051	—	—	54,051
Short-term marketable securities
U.S. and foreign corporate debt securities	16,939	3	(3)	16,939
Asset-backed securities	12,674	2	(1)	12,675
U.S. treasury securities	23,997	2	—	23,999
U.S. and foreign commercial paper	103,356	—	—	103,356
Total short-term marketable securities	156,966	7	(4)	156,969
Total cash equivalents and marketable securities	$211,017	$7	$(4)	$211,020

All marketable securities held as of September 30, 2021 had contractual maturities of less than two years.

Realized gains and losses for the three and nine months ended September 30, 2021 and 2020 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of September 30, 2021.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$67,893	$—	$—	$67,893
Total cash equivalents	67,893	—	—	67,893
Short-term marketable securities
U.S. and foreign corporate debt securities	—	12,054	—	12,054
Asset-backed securities	—	12,138	—	12,138
U.S. and foreign commercial paper	—	85,950	—	85,950
Total short-term marketable securities	—	110,142	—	110,142
Long-term marketable securities
U.S. and foreign corporate debt securities	—	9,180	—	9,180
Total long-term marketable securities	—	9,180	—	9,180
Total assets measured at fair value	$67,893	$119,322	$—	$187,215

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$47,553	$—	$—	$47,553
U.S. and foreign commercial paper	—	6,498	—	6,498
Total cash equivalents	47,553	6,498	—	54,051
Short-term marketable securities
U.S. and foreign corporate debt securities	—	16,939	—	16,939
Asset-backed securities	—	12,675	—	12,675
U.S. treasury securities	—	23,999	—	23,999
U.S. and foreign commercial paper	—	103,356	—	103,356
Total short-term marketable securities	—	156,969	—	156,969
Total assets measured at fair value	$47,553	$163,467	$—	$211,020

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Accrued expenses:
Accrued compensation	$4,871	$7,016
Accrued restructuring charges	232	4,164
Accrued professional fees and other	354	807
Total accrued expenses	$5,457	$11,987

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

The following table summarizes the Company’s costs incurred (in thousands):

	Total Restructuring Cost	Employee Severance and Related Benefits		Asset Impairment and Other Costs
Restructuring costs incurred for the nine months ended September 30, 2021	$(1,348)	$(2,959)	(1)	$1,611
Cumulative restructuring costs incurred through September 30, 2021	$6,430	$3,240		$3,190

(1)

The reversal of $3.0 million in employee severance and related benefits recognized during the nine months ended September 30, 2021 reflects the reversal of previously recognized stock-based compensation expense related to forfeited awards based on the Company’s policy of recognizing stock-based awards with graded vesting schedules using an accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award and to recognize forfeitures when they occur.

There were no restructuring costs incurred during the three months ended September 30, 2021. The cumulative restructuring costs incurred through September 30, 2021 represents the total amount expected to be incurred.

The following table presents where the restructuring charges were recognized during the nine months ended September 30, 2021 (in thousands):

Research and development	$(1,625)
General and administrative	277
Total	$(1,348)

There were no restructuring costs incurred for the three and nine months ended September 30, 2020.

The following table presents the activity in the accrued restructuring charges during the nine months ended September 30, 2021 (in thousands):

	Total Restructuring Cost	Employee Severance and Related Benefits	Asset Impairment and Other Costs
Accrued balance as of December 31, 2020	$4,164	$4,164	$—
Costs incurred	1,611	—	1,611
Reductions for cash payments	(5,543)	(3,932)	(1,611)	(1)
Accrued balance as of September 30, 2021	$232	$232	$—

(1)	Cash payments are presented net of proceeds received from the sale of assets of $0.9 million.

The asset impairment and other costs includes $1.4 million for the remaining payment obligations of leased equipment the Company purchased and sold to third parties.

The Company expects the accrued restructuring liability to be fully paid in 2021.

Note 6 – Stockholders’ Equity

The Company was authorized to issue 5,000,000 shares of preferred stock as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding. The Company was authorized to issue 100,000,000 shares of common stock as of September 30, 2021 and December 31, 2020, respectively.

Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. During the nine months ended September 30, 2021, the Company sold 10,399,548 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $50.2 million, after deducting commissions, fees and expenses.

Common Stock Warrants

The following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise Price per Share	September 30, 2021	December 31, 2020
December 16, 2019	None	$0.001	—	2,424,242

During the three and nine months ended September 30, 2021, 315,102 and 2,424,242 warrants were exercised through a cashless exercise, respectively, resulting in the issuance of 2,423,634 shares of the Company’s common stock. There were no warrants exercised during the three and nine months ended September 30, 2020.

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

As of September 30, 2021, the Company had awards outstanding under the following shareholder-approved plans: the 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of September 30, 2021, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan), the Assembly Biosciences, Inc. 2019 Inducement Award Plan (the 2019 Plan) and the Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Plan).

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the nine months ended September 30, 2021 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	6,696,592	$15.70	6.9	$1,856
Granted	1,484,370	4.28
Forfeited	(1,864,895)	18.70
Expired	(9,200)	30.00
Outstanding as of September 30, 2021	6,306,867	$12.10	6.7	$588
Options vested and exercisable as of September 30, 2021	3,767,464	$13.77	5.2	$587

The weighted-average grant-date fair value of options granted was $3.08 and $11.01 during the nine months ended September 30, 2021 and 2020, respectively. The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $2.0 million. There were no options exercised during the nine months ended September 30, 2021.

RSUs

A summary of the Company’s RSUs and related information for the nine months ended September 30, 2021 is as follows:

	Number of RSUs		Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2020	886,868		$20.36
Granted	721,341		3.78
Vested	(184,387)		18.27
Forfeited	(285,634)		14.51
Nonvested as of September 30, 2021	1,138,188	(1)	$17.03

(1)	Includes 140,000 RSUs that have vested but are subject to deferred settlement, which have a weighted average remaining contractual term of 0.1 years.

The total fair value of RSUs vested and settled during the nine months ended September 30, 2021 and 2020 was $3.5 million and $6.2 million, respectively. The total intrinsic value of RSUs vested and settled during the nine months ended September 30, 2021 and 2020 was $0.8 million and $3.9 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its chief executive officer. On March 31, 2021, 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. On July 31, 2021, an additional 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. The outstanding 50,000 awards with an aggregate fair value of $0.4 million vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of September 30, 2021.

In July 2021, the Company granted a total of 324,214 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including our executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of September 30, 2021.

ESPP

Employees purchased 42,803 and 42,266 shares of common stock under the 2018 ESPP during the nine months ended September 30, 2021 and 2020, respectively.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Exercise price	$3.47 - $3.90	$20.14 - $23.30	$3.47 - $5.79	$14.45 - $23.30
Expected volatility	79.7% - 88.9%	68.9% - 81.6%	79.7% - 91.2%	66.4% - 82.2%
Risk-free rate	0.73% - 1.24%	0.26% - 0.52%	0.50% - 1.37%	0.26% - 1.44%
Expected term (years)	5.5 - 7.5	5.5 - 7.0	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

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

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021		2020
Research and development	$1,108	$2,759	$(240)	(1)	$8,310
General and administrative	484	3,289	3,532		9,796
Total stock-based compensation expense	$1,592	$6,048	$3,292		$18,106
(1)

Includes the reversal of previously recognized stock-based compensation expense of $4.1 million related to forfeited awards of terminated employees, $2.7 million of which resulted from the wind-down of the Company’s Microbiome program (see Note 5).

As of September 30, 2021, there was $12.0 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.7 years.

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

For the three and nine months ended September 30, 2020, the Company recognized $3.6 million and $47.1 million, respectively, in revenue associated with the Allergan Agreement. A contract asset balance of $1.0 million was recorded as of December 31, 2020. There were no deferred revenue contract liabilities as of December 31, 2020 and no revenue, contract assets or contract liabilities recognized as of and for the three and nine months ended September 30, 2021 due to the termination of the Allergan Agreement in 2020.

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

The transaction price at the inception of the agreement was limited to the $40.0 million upfront payment. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained as of September 30, 2021. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined the achievement of such milestones are contingent upon success in future clinical studies and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the Licensed Product Candidates granted to BeiGene. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

Upon entering into the BeiGene Agreement in July 2020, the Company recognized $31.0 million as collaboration revenue for the amount allocated to the VBR License as substantial completion of the license technology transfer had occurred. The remaining transaction price allocated to the ABI-H2158 and ABI-H3733 Licenses of $9.0 million was recorded as long-term deferred revenue contract liability as of December 31, 2020. In September 2021, the

Company discontinued development of ABI-H2158 following the observation of elevated alanine transaminase levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity. The obligation related to the technology transfer associated with the license of ABI-H2158 was considered to be completed upon the Company's discontinuation of the development of this compound. Accordingly, the Company recognized $6.3 million as collaboration revenue for the amount allocated to ABI-H2158 during the three months ended September 30, 2021.  The remaining transaction price allocated to the ABI-H3733 License of $2.7 million was recorded as a long-term deferred revenue contract liability on the unaudited condensed consolidated balance sheet as of September 30, 2021. Revenue for the remaining performance obligation will be recognized when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733.

Payments to, or reimbursements from, BeiGene related to the Collaboration Activities will be accounted for as an increase to or reduction of research and development expenses when incurred or realized, respectively. During the three and nine months ended September 30, 2021, the Company did not recognize any increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of September 30, 2021 and December 31, 2020, the remaining unamortized contract costs are $0.2 million and $0.8 million, respectively, and are included in other assets on the condensed consolidated balance sheet.

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (the Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, AB-729 and a nucleos(t)ide reverse transcriptase inhibitor (NrtI) compared to the double combinations of VBR plus NrtI and AB-729 plus NrtI. Assembly and Arbutus Biopharma will share responsibility for the costs of the study equally, excluding manufacturing supply. Each company will need to supply their respective drugs, VBR and AB-729.

The Arbutus Biopharma Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of the collaborative activity. Arbutus Biopharma is not a customer as it does not obtain an output from the collaborative activities as they were not provided an exclusive license to VBR or the ability to manufacture VBR, and the Company does not consider performing such collaborative activities to be a part of its ongoing activities.

The revenue from contracts with customers guidance was considered by analogy in determining the unit of account, and the recognition and measurement of such unit of account for collaborative activities under the Arbutus Biopharma Agreement and concluded there is one activity, to run an open-label Phase 2 clinical study, which is akin to a performance obligation related to collaborative activities. Reimbursements and cost-sharing portions of this performance obligation will be reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. During the three and nine months ended September 30, 2021, the Company recognized a reduction of research and development expenses of $0.5 million and $1.3 million, respectively under the Arbutus Biopharma Agreement.

Antios Agreement

In July 2021, the Company and Antios Therapeutics, Inc. (Antios) entered into a Clinical Trial Collaboration Agreement (the Antios Agreement) to collaborate on a clinical trial of a combination therapy using either or both of the Company’s core inhibitors, VBR and ABI-H2158, and Antios’s active site polymerase inhibitor nucleotide ATI-2173 for the treatment of HBV. Assembly and Antios will share responsibility for the costs of the study equally, excluding manufacturing supply, which each company will need to supply their respective drugs. The Antios Agreement does not bind either party to conducting a collaboration trial or collaboration trial cohort unless and until a Joint Development Committee (the JDC) formed by both parties decides to initiate a collaboration trial or collaboration trial cohort. Due to the discontinuation of development of ABH-H2158 in September 2021, any study under the Antios Agreement would be with VBR.

The Antios Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of the collaborative activity. Antios is not a customer as it does not obtain an output from the collaborative activities as they were not provided an exclusive license to ABI-H2158 or VBR or the ability to manufacture ABI-H2158 or VBR, and the Company does not consider performing such collaborative activities to be a part of its ongoing activities.

In October 2021, the JDC agreed to initiate a collaboration trial cohort to evaluate a triple combination treatment in patients with chronic HBV infection. There were no costs incurred during the three and nine months ended September 30, 2021.

Contract Liabilities

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2021
Contract liabilities:
Deferred revenue	$8,987	$—	$(6,254)	$2,733

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2020
Contract liabilities:
Deferred revenue	$37,048	$40,000	$(68,061)	$8,987

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. No amounts were paid in the nine months ended September 30, 2021. Amounts paid in the nine months ended September 30, 2020 were insignificant.

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

No amounts were accrued for this agreement as of and for the nine months ended September 30, 2021 or 2020. In connection with the wind-down of the Microbiome program, the License and Collaboration Agreement with Therabiome was terminated in January 2021, and the termination became effective on April 21, 2021.

Door Pharma Agreement

In November 2020, the Company and Door Pharmaceuticals, LLC (Door Pharma) entered into an exclusive, two-year Collaboration Agreement and Sublicense Agreement (collectively, the Door Pharma Agreement) focused on the development of a novel class of HBV inhibitors. Under the terms of the agreement, Door Pharma will build upon its previous efforts to lead and conduct new discovery research, which the Company will fund. In return for an up-front payment of $1.8 million, success-based milestones up to $35.0 million, exercise and annual fees ranging from $0.1 million to $2.0 million and royalties in the low to mid-single digits, the Company will be granted an exclusive option to license compounds arising from the collaboration and will be responsible for the continued development and commercialization of optioned compounds. Door Pharma met a milestone for which the Company paid $0.2 million during the three months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company incurred $0.5 million and $1.3 million, respectively, of research and development funding.

Under the consolidation accounting standard, the Company determined that Door Pharma is a variable interest entity. The Company does not have the power to direct the activities that most significantly affect the economic performance of Door Pharma and as such the Company is not the primary beneficiary and consolidation is not required. As of September 30, 2021, the Company has not provided financial or other support to Door Pharma that was not contractually required.

Note 10 – Leases

The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The sub-sublease contains scheduled rent increases over the lease term. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023. In February 2021, the Company subleased substantially all of the office space under the Carmel, Indiana lease. The Company also leased office and laboratory space in Groton, Connecticut that supported the Microbiome program under a lease that expired in June 2021. Due to the wind-down of the Microbiome program, the lease was not renewed. The Company’s China subsidiary leased office space and lab space in Shanghai, which the Company let expire in March 2021 and December 2020, respectively. The Company’s China subsidiary leases a registrational office in Shanghai under a lease that expires in May 2022. Additionally, the Company’s China subsidiary leases office space in Beijing under a lease agreement that expires in December 2021. Certain lease contracts contain renewal clauses that the Company assesses on a case-by-case basis. The Company also leases certain laboratory equipment accounted for as operating leases expiring at various dates, with the final lease expiring in 2024. In February 2021, the Company purchased substantially all of the leased equipment used for the Microbiome program from its leasing agency and sold this equipment to third parties (see Note 5).

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

At September 30, 2021, the Company had operating lease liabilities of $7.2 million and ROU assets of $6.8 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$902	$1,164	$2,940	$3,463
Short-term lease cost	32	101	227	301
Variable lease cost	312	409	1,063	1,101
Sublease income	(38)	—	(104)	—
Total lease cost	$1,208	$1,674	$4,126	$4,865

	Nine Months Ended September 30,
	2021	2020
Operating cash flows from operating leases	$2,856	$3,382
ROU assets exchanged for new operating lease liabilities	$126	$1,063

As of September 30, 2021 and December 31, 2020, the weighted-average remaining lease term for operating leases was 2.2 years and 2.7 years, respectively. As of September 30, 2021 and December 31, 2020, the weighted-average discount rate for operating leases was 9.7% and 9.2%, respectively.

As of September 30, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

Three months ending December 31, 2021	$927
Year Ending December 31, 2022	3,643
Year Ending December 31, 2023	3,491
Year Ended December 31, 2024	13
Total	8,074
Less: present value discount	(839)
Operating lease liabilities	$7,235

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

Vebicorvir

Vebicorvir (VBR), our lead core inhibitor product candidate, is licensed from Indiana University. The conduct of our initial Phase 2 studies, Study 201 and 202, is complete. In these studies, VBR administered with nucleos(t)ide analogue reverse transcriptase inhibitor (NrtI) therapy demonstrated a favorable safety profile and led to greater viral suppression of both HBV DNA and HBV pre-genomic RNA (pgRNA) than NrtI therapy alone. Our open-label extension study, Study 211, involved treating patients with VBR plus NrtIs and ultimately transitioning patients who met the requisite stopping criteria, as determined with our lead investigators and the U.S. Food and Drug Administration (FDA), off of therapy to test for sustained virologic response (SVR). SVR refers to sustained viral suppression (more than six months) of HBV DNA below the lower limit of quantification (LLOQ) and would be consistent with a successful finite treatment for chronic HBV infection. It became clear that patients who stopped therapy in Study 211 had not achieved SVR, as all 41 patients ultimately relapsed, meaning they had detectable HBV, and that dual combination therapy of VBR plus NrtIs is insufficient to cure chronic HBV infection in the studied population. Based on these results, we terminated Study 211 in the fourth quarter of 2020. We presented additional follow-up from Study 211 related to virologic response, safety and resistance following treatment discontinuation, at the European Association for the Study of the Liver’s (EASL) International Liver CongressTM in June 2021 (EASL 2021). Additional follow-up data from Study 211 demonstrate that patients have increases of HBV DNA and pgRNA after discontinuation of VBR despite continued NrtI treatment, which further supports that core inhibitors deepen viral suppression in combination with NrtIs. These results will be shared in an oral presentation at the American Association for the Study of Liver Diseases (AASLD) Annual Meeting in November 2021 (AASLD 2021).

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

ABI-H3733

Our first of two next-generation core inhibitor product candidates, ABI-H3733 (3733), was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from each of VBR, our other next-generation core inhibitor product candidate, ABI-4334 (4334), and our discontinued core inhibitor product candidate, ABI-H2158 (2158).

In the first quarter of 2020, we initiated a Phase 1a clinical study to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration of 3733 in healthy subjects in New Zealand. Conduct for the study was completed in the fourth quarter of 2020 and preliminary data indicate that 3733 was generally well-tolerated and had favorable PK. Results from the Phase 1a clinical study, detailing safety and PK of 3733 will be shared in a poster presentation at AASLD 2021.

In addition, we presented observations on the enhanced potency and target coverage for both antiviral inhibition and inhibition of cccDNA generation for 3733 at EASL 2021.

We plan to initiate a Phase 1b study with an improved formulation of 3733 in patients with chronic HBV infection in 2022.

ABI-4334

In mid-2021, we announced the selection of our other next-generation core inhibitor candidate, 4334. As with all of our core inhibitor candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from each of VBR, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 will be shared in a poster presentation at AASLD.

We continue to conduct preclinical work on 4334, with the aim of completing regulatory filings and initiating clinical studies in 2022.

ABI-H2158

In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase (ALT) levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity.

Multi-Drug Combination Studies

We believe that the combination of a core inhibitor and NrtI will be central to finite and curative therapies for chronic HBV infection. Therefore, as we continue to develop and advance our core inhibitors through clinical studies, we will conduct multi-drug combination studies that add additional drugs (or compounds) with non-overlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone. We currently have two on-going triple combination studies and a third study expected to begin in the first half of 2022 with our lead core inhibitor, VBR, which has been observed to be well-tolerated and have additional antiviral activity in combination with NrtI compared to NrtI alone in completed Phase 2 studies.

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

We also recently announced that we have entered into a Clinical Trial Collaboration Agreement with Antios Therapeutics, Inc. (Antios) to evaluate ATI-2173, Antios’s investigational proprietary active site polymerase inhibitor nucleotide (ASPIN), VBR and tenofovir disoproxil fumarate, an NrtI. The multi-center, double-blinded, placebo-controlled cohort will evaluate the safety, PK and antiviral activity of this all-oral triple combination. This cohort is expected to start in the first half of 2022 and enroll ten treatment-naïve or off-treatment HBeAg negative or positive patients in a 12-week treatment study.

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

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California as well as registrational offices in China.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of September 30, 2021, we had an accumulated deficit of $571.2 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

In mid-March 2020, as a result of the COVID-19 pandemic, six San Francisco Bay Area counties announced a shelter-in-place order, restricting all residents to their homes, with few exceptions. Within a week, California issued a statewide stay-at-home order. As a biotechnology company, we were exempt from such orders. On June 15, 2021, California reopened its economy, and all applicable local orders were also lifted on June 15, 2021. Effective August 3, 2021, eight Bay Area counties, including where our headquarters is located, required face coverings to be worn indoors. We do not expect this mandate to result in any significant interruption of the essential activities ongoing at our South San Francisco facility. In addition, we have taken the additional step of requiring that all of our employees be fully vaccinated against COVID-19.

There has not been any significant interruption to date of essential activities at our offices, including work in our laboratories with proper protections and procedures in place. While we have experienced some shipping delays or shortages of personal protective equipment (PPE) that are important to maintaining normal workflows in our laboratories, we have been able to continue our critical research activities through schedule shifts, use of PPE on-hand and reallocation of certain resources that allow our employees to practice “social distancing” and comply with applicable laws. Substantially all of our U.S.-based non-research employees have been working from their homes since mid-March 2020. To date, our current and future planned clinical and nonclinical studies have not been significantly impacted by the COVID-19 pandemic. We continually work with our contract research organizations (CROs) and other vendors to ensure, to the extent possible, that services are provided in a timely manner while also identifying alternative vendors and strategies to utilize in the event that COVID or third party-related delays threaten our ability to meet our timelines. We cannot currently predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our ongoing and planned research efforts, clinical studies and other business operations. We continue to monitor the situation regularly for additional potential delays, or modifications to our ongoing and planned studies and, if circumstances warrant, we may adjust our budget and operating plan.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2021 and 2020

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Collaboration revenue	$6,254	$34,611	$(28,357)	(82%)

Collaboration revenue for the three months ended September 30, 2021 consists of the recognition of deferred revenue allocated to 2158 under the Collaboration Agreement (the BeiGene Agreement) with BeiGene, Ltd. (BeiGene) upon discontinuing development of 2158. Collaboration revenue for the three months ended September 30, 2020 consists of $31.0 million recognized for the transfer of the VBR License upon entering into the BeiGene Agreement as well as reimbursements incurred under the Research, Development, Collaboration and License Agreement (the Allergan Agreement) that we entered into with Allergan Pharmaceuticals Limited (Allergan).

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
Program/Description	2021	2020	2021 vs. 2020	2021 vs. 2020
HBV program	$18,523	$18,700	$(177)	(1%)
Microbiome program	(49)	8,241	(8,290)	(101%)
Total research and development expenses	$18,474	$26,941	$(8,467)	(31%)

Research and development expenses were $18.5 million for the three months ended September 30, 2021 compared to $26.9 million for the same period in 2020. The decrease was due to a decrease of $8.3 million related to the wind-down of the Microbiome program and a decrease of $0.2 million in research and development expenses related to the HBV program. Research and development expenses consist of $1.1 million in non-cash stock-based compensation expense for the three months ended September 30, 2021 compared to $2.8 million for the same period in 2020. The decrease in stock-based compensation is primarily due to a decrease in the grant date fair value of recent option grants as well as a decrease in headcount and outstanding awards resulting from the wind-down of the Microbiome program.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
General and administrative expenses	$6,655	$11,689	$(5,034)	(43%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $6.7 million for the three months ended September 30, 2021 compared to $11.7 million for the same period in 2020. General and administrative expenses consist of non-cash stock-based compensation expenses of $0.5 million for the three months ended September 30, 2021 and $3.3 million for the same period in 2020. The decrease in stock-based compensation expense of $2.8 million was due to a decrease in the grant date fair value of recent option grants and a reversal of $0.9 million of previously recognized expense in the three months ended September 30, 2021 related to forfeited awards from a terminated executive officer. We also experienced a decrease of $2.0 million in professional fees during the three months ended September 30, 2021 compared to the same period in 2020 mostly due to more amortization of incremental contract costs associated with entering into the BeiGene Agreement in 2020.

Comparison of the Nine Months Ended September 30, 2021 and 2020

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Collaboration revenue	$6,254	$78,068	$(71,814)	(92%)

Collaboration revenue for the nine months ended September 30, 2021 consists of the recognition of deferred revenue allocated to 2158 under the BeiGene Agreement upon discontinuing development of 2158. Collaboration revenue for the nine months ended September 30, 2020 consists of $31.0 million recognized for the transfer of the VBR License upon entering into the BeiGene Agreement. It also consists of the remaining deferred revenue balance and reimbursements incurred under the Allergan Agreement of $47.1 million, for which AbbVie (formerly Allergan pre-acquisition) gave written notice of termination in June 2020.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
Program/Description	2021	2020	2021 vs. 2020	2021 vs. 2020
HBV program	$54,856	$50,337	$4,519	9%
Microbiome program	(1,079)	22,977	(24,056)	(105%)
Total research and development expenses	$53,777	$73,314	$(19,537)	(27%)

Research and development expenses were $53.8 million for the nine months ended September 30, 2021 compared to $73.3 million for the same period in 2020. The decrease was due to a decrease of $24.1 million in research and development expenses related to the wind-down of the Microbiome program, including the reversal of $3.0 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees. This decrease was partially offset by an increase of $4.5 million in research and development expenses related to the HBV program, which was primarily due to increases in clinical activities, chemistry and manufacturing control activities to support our clinical studies and increased salary and benefits due to additional employees. Research and development expenses consist of $0.2 million in a net reversal of non-cash stock-based compensation expense as a result of forfeited awards for the nine months ended September 30, 2021 compared to $8.3 million of non-cash stock-based compensation expense for the same period in 2020.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
General and administrative expenses	$22,276	$29,888	$(7,612)	(25%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees, consultants, and directors.

General and administrative expenses were $22.3 million for the nine months ended September 30, 2021 compared to $29.9 million for the same period in 2020. General and administrative expenses consist of non-cash stock-based compensation expenses of $3.5 million for the nine months ended September 30, 2021 and $9.8 million for the same period in 2020. The decrease in stock-based compensation expense of $6.3 million was due to a decrease in the grant date fair value of recent option grants and a reversal of $1.8 million of previously recognized expense in the nine months ended September 30, 2021 related to forfeited awards from terminated employees. Additionally, for the nine months ended September 30, 2020, we recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for RSUs with performance-based vesting conditions granted to an executive officer for which the underlying performance condition was deemed probable. We also experienced a decrease of $2.0 million in professional fees during the nine months ended September 30, 2021 compared to the same period in 2020 due to the amortized incremental contract costs associated with entering into the BeiGene Agreement in 2020.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2021 principally through equity financings, raising an aggregate of $602.0 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Nine Months Ended September 30, 2021 and 2020

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
Cash provided by (used in):	2021	2020
Operating activities	$(74,034)	$(37,688)
Investing activities	34,999	47,355
Financing activities	50,351	1,912

Net Cash from Operating Activities

Net cash used in operating activities was $74.0 million for the nine months ended September 30, 2021. This was primarily due to a $69.6 million net loss and a decrease of $13.0 million of operating assets and liabilities. These decreases were partially offset by $2.9 million of amortization of operating lease right-of-use (ROU) assets, a $3.3 million of non-cash stock-based compensation expense, a $1.6 million loss on the sale of purchased leased equipment in connection with the wind-down of the Microbiome program and $0.4 million amortization of discount of marketable securities.

Net cash used in operating activities was $37.7 million for the nine months ended September 30, 2020. This was primarily due to a $22.7 million net loss and a decrease of $36.8 million of operating assets and liabilities, which consists of the recognition of the remaining deferred revenue balance of $36.0 million as revenue during the nine months ended September 30, 2020 in connection with AbbVie’s decision to terminate the Allergan Agreement. These decreases were partially offset by $18.1 million of non-cash stock-based compensation expense, $3.5 million of amortization of operating lease ROU assets and $0.4 million of depreciation and amortization expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2021 was $35.0 million due to $132.2 million of redemptions of marketable securities and $12.5 million in proceeds from the sale of marketable securities, which were partially offset by the purchase of $107.5 million of marketable securities. Additionally, we purchased leased equipment for $3.1 million that we sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net cash provided by investing activities for the nine months ended September 30, 2020 was $47.4 million due to $165.3 million of redemptions of marketable securities and $35.6 million in proceeds from the sale of marketable securities, which were partially offset by the purchase of $153.0 million of marketable securities and $0.5 million of property and equipment.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2021 was $50.4 million resulting from the sale of 10.4 million shares of our common stock through “at-the-market” offerings, net of commissions and fees.

Net cash provided by financing activities for the nine months ended September 30, 2020 was $1.9 million resulting from the exercise of stock options to purchase 172,779 shares of common stock and issuance of 42,266 shares of common stock under the Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.

Funding Requirements

We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in September 2021. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments relaxed these measures as cases numbers decreased, surges in COVID-19 cases have prompted, and may in the future prompt, many governments to reimplement these restrictions, including in Europe and the United States. We continue to take precautionary measures intended to minimize our employees’ potential exposure to the virus, including temporarily requiring all employees who are able to do so to work remotely and suspending all non-essential business travel worldwide for our employees and, effective December 2021, requiring employees to be fully vaccinated against COVID-19. The majority of our employees continuing to work remotely may disrupt our operations, increase the risk of a cybersecurity incident or otherwise negatively affect our business.

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

Furthermore, these CROs may also have relationships with other entities, some of which may be our competitors. CRO personnel are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our clinical and nonclinical studies. If the CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical or clinical studies may be extended, delayed or terminated, and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates, any of which could materially harm our business, prospects, financial condition and results of operations.

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

In addition to top-line or preliminary results, the information we may publicly disclose regarding a particular nonclinical or clinical study is based on extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. In addition, any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with, or do not accept, the data or conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could materially harm our business, prospects, financial condition and results of operations.

We rely on third parties to formulate and manufacture our product candidates and products that we study in combination with our product candidates. Our use of third parties may increase the risk that we will not have sufficient quantities of our product candidates or other products on time or at an acceptable cost.

We rely on third-party manufacturers to supply the quantities of VBR, 3733 and 4334 used in our clinical and nonclinical studies. If any product candidate we develop or acquire in the future receives FDA or other regulatory approval, we expect to continue our reliance on one or more third-party contractors to manufacture our products. If, for any reason, we are unable to rely on any third-party sources we have identified to manufacture our product candidates, we would need to identify and contract with additional or replacement third-party manufacturers to manufacture compounds, drug substances and drug products for nonclinical, clinical and commercial purposes. We may be unsuccessful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity, the development and sales of our products and our financial performance may be materially and adversely affected.

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

Fast Track designations for VBR may not result in faster development, regulatory review or approval.

If nonclinical or clinical data demonstrate potential to address unmet medical needs for a serious or life-threatening condition, the sponsor may apply for FDA Fast Track designation. Fast Track designation provides increased opportunities for sponsor meetings with the FDA during nonclinical and clinical development, in addition to the potential for rolling review once a marketing application is filed. VBR has received Fast Track designation for treatment of patients with chronic HBV infection. However, even with Fast Track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. Fast Track designation does not assure ultimate approval by the FDA. The FDA may withdraw Fast Track designation if it believes that the designation is no longer supported by data from our product development program. Any such withdrawal could adversely affect our business.

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

If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and non-U.S. privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission, state breach notification law and the General Data Protection Regulation (GDPR) in the European Union (EU). We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Regulators globally are imposing greater monetary fines for privacy violations. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products or even prevent us from offering certain products in jurisdictions that we may operate in.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Amended and Restated Employment Agreement, dated July 30, 2021, between Assembly Biosciences, Inc. and Jason A. Okazaki.	X

10.2#	Employment Agreement, dated July 30, 2021, between Assembly Biosciences, Inc. and Michael P. Samar.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

#	Represents management contracts or compensatory plans or arrangements.
*

The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act or the Exchange Act, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: November 4, 2021	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 4, 2021	By:	/s/ Michael P. Samar
Michael P. Samar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)