Form 10-K
period 2021-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2022-03-11
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☐

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2021, was $168.3 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2021. For purposes of making this calculation only, the registrant has defined affiliates as including only (1) directors, (2) executive officers and (3) certain stockholders, if any, that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2021. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, if any, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 28, 2022, there were 48,120,437 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2022, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2021.

Auditor Firm Id:	42	Auditor Name:	Ernst & Young LLP	Auditor Location:	Redwood City, California

ASSEMBLY BIOSCIENCES, INC.

i

References to Assembly Biosciences, Inc.

Throughout this Annual Report on Form 10-K, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” or “the Board” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•

our ability to initiate and complete clinical studies involving our therapeutic product candidates, including studies contemplated by our clinical collaboration agreements, in the currently anticipated timeframes;

•	safety and efficacy data from clinical studies may not warrant further development of our product candidates;
•	clinical and nonclinical data presented at conferences may not differentiate our product candidates from other companies’ candidates;
•	results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies;
•

continued development and commercialization of our hepatitis B virus (HBV) product candidates, if successful, in the China territory will be dependent on, and subject to, our collaboration agreement governing our HBV-related activity in the China territory;

•	our ability to maintain financial resources necessary to continue our clinical studies and fund business operations; and
•

any impact that the COVID-19 pandemic may have on our business and operations, including initiation, enrollment and continuation of our clinical studies or timing of discussions with regulatory authorities.

You are urged to consider statements that include the words may, will, would, could, should, might, believes, hopes, estimates, projects, potential, expects, plans, anticipates, intends, continues, forecast, designed, goal or the negative of those words or other comparable words to be uncertain and forward-looking. In particular, forward-looking statements include, but are not limited to, statements regarding the timing of commencement of future clinical studies involving our therapeutic product candidates; our ability to successfully complete, and receive favorable results in, clinical trials for our product candidates; and the expected impact of the COVID-19 pandemic on our business and operations. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Except as required by law, we assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1. Business

Overview

We are a clinical-stage biotechnology company focused on discovery and development of innovative therapeutics targeting hepatitis B virus (HBV) and other viral diseases.

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019. Our research and development organizations are pursuing multiple drug candidates designed to inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with chronic HBV infection. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core protein in a way that affects assembly and stability of HBV nucleocapsids. In addition, our research organization is working on discovering and developing cccDNA disruptors and small molecules targeting two novel undisclosed HBV targets.

While we continue our efforts to develop finite and curative therapies for patients with chronic HBV infection, our research organization recently launched an exploratory virology discovery program for compounds directed at a number of non-HBV viral targets. These targets, currently expected to be disclosed in mid-2022, were selected to leverage the deep antiviral expertise and experience of our research and development organizations against diseases with significant unmet medical need.

The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of our business, including where and how our employees work in our labs and offices and how and when our nonclinical and clinical studies are conducted. Early in the pandemic, our current and future planned clinical trials and preclinical studies were largely unaffected, but as the pandemic has continued, we have experienced enrollment delays for our current clinical studies, particularly our two ongoing multi-drug combination studies. For more information, see “—Multi-Drug Combination Studies.”

As previously announced, in January 2021, we wound down our Microbiome program to prioritize and focus our resources on our virology programs.

HBV Background

HBV is a leading global cause of chronic liver disease and liver transplants. The WHO estimates that, as of 2019, 296 million people worldwide were infected with HBV, with 1.5 million new infections occurring each year. The WHO also estimates that 820,000 people died in 2019 because of HBV, mostly from complications, including cirrhosis and hepatocellular carcinoma. HBV is a global epidemic and infects more than three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO. Of the 296 million people living with chronic HBV infection, only approximately 30 million were aware of their infection, and only approximately 6.6 million of those diagnosed received treatment. Few treated patients exhibit cure, defined herein as sustained viral suppression (more than six months) of HBV DNA (less than the lower limit of quantification (LLOQ)) after a finite duration of therapy.

Current Treatments

There have been no new mechanisms used to treat chronic HBV infection approved in over 25 years. Current therapeutic options for HBV include:

•

Direct Acting Antiviral medications (Nucelos(t)ide analog reverse transcriptase inhibitors (NrtIs)). Several antiviral medications—including lamivudine (Epivir®), adefovir (Hepsera®), telbivudine (Tyzeka®), tenofovir alafenamide (Vemlidy®), tenofovir disoproxil fumarate (Viread®) and entecavir (Baraclude®)—effectively reduce circulating virus levels by inhibiting reverse transcription. Chronic therapy with these agents can result in reduced liver inflammation and fibrosis. Unfortunately, NrtIs are rarely curative, even after years of therapy, and viral replication resumes when therapy is stopped.

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

HBV Strategy

The goal of our HBV program is to discover and develop finite and curative therapies for those chronically infected with HBV. Our efforts to forge a new and differentiated path to develop finite and curative therapies for chronic HBV infection are inspired by the hundreds of millions of people living with this condition worldwide. While we have learned that combination therapy of our first-generation core inhibitor product candidate, vebicorvir (VBR), with NrtIs alone will not result in a finite and curative treatment, we believe that a regimen of core inhibitors in combination with NrtI therapy will be the antiviral backbone of future finite and curative therapies. As a result, our current business strategy is focused on three parallel paths:

•	Developing and advancing our next-generation core inhibitors, ABI-H3733 (3733) and ABI-4334 (4334), which we believe has a best-in-class preclinical profile;
•

Assessing core inhibitors in multi-drug combination studies, adding nonoverlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone by utilizing our first-generation core inhibitor VBR; and

•	Discovering and developing additional compounds beyond core inhibitors, including a cccDNA disruptor and two other novel preclinical programs.

With respect to our core inhibitor pipeline, we have concise, data-driven development plans that we believe will enable selection of the optimal core inhibitor to advance for finite and curative combination therapies for HBV. We intend to further complement our core inhibitor programs with additional new mechanisms of action discovered and developed internally as well as externally through collaborations, licenses, partnerships and other types of business arrangements.

Our Primary Focus: Targeting HBV Core Protein to Achieve a Cure

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of cccDNA, a unique viral DNA moiety that resides in the cell nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought in the HBV field. As a result, most of our research and development efforts to date have focused on discovering and developing compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA. Through our research efforts, we have discovered several chemically distinct series of small molecule core inhibitors that directly target and allosterically inhibit core protein functions. As a result, our pipeline offers the potential for both first-in-class and best-in-class compounds that target critical steps involved in cccDNA generation and the HBV viral replication cycle. We believe that our approach of targeting viral core protein and its related functions provides a promising foundation for finite and curative HBV treatment regimens.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocyte cells and patients. On this basis, our core inhibitors have shown preclinical proof of principle. In a variety of cell culture models, core inhibitors have demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and viral pre-genomic RNA (pgRNA).

Our Core Inhibitor Product Candidates

Our clinical strategy encompasses testing core inhibitors first as a monotherapy in Phase 1, as required by regulatory agencies, to demonstrate their intrinsic antiviral activity and safety and subsequently in Phase 2 in combination with NrtI and potentially other classes of HBV therapies.

Vebicorvir

VBR, our lead core inhibitor product candidate, is licensed from Indiana University. The conduct of our initial Phase 2 studies, Study 201 and 202, is complete. In these studies, VBR administered with NrtI therapy demonstrated a favorable safety profile and led to greater viral suppression of both HBV DNA and viral pgRNA than NrtI therapy alone.

Finite Therapy Development

Our most recently completed study for VBR, Study 211, involved transitioning patients who met the requisite stopping criteria, as determined in collaboration with our lead investigators and the U.S. Food and Drug Administration (FDA), off of therapy to test for sustained virologic response (SVR). SVR refers to sustained viral suppression (more than six months) of HBV DNA below LLOQ and would be consistent with a successful finite treatment for chronic HBV infection. During the trial, it became clear that patients who stopped therapy in Study 211 had not achieved SVR, as all patients relapsed, meaning they had detectable HBV and the dual combination therapy of VBR + NrtI was insufficient to cure chronic HBV infection in the studied population. Based on these results, we terminated Study 211 in the fourth quarter of 2020. We presented follow-up data from Study 211 related to virologic response, safety and resistance following treatment discontinuation, at the European Association for the Study of the Liver’s (EASL) International Liver CongressTM in June 2021 (EASL 2021). At the American Association for the Study of Liver Diseases (AASLD) Annual Meeting in November 2021 (AASLD 2021), we presented additional follow-up data from Study 211 demonstrating that patients had increases of HBV DNA and pgRNA after discontinuation of VBR despite continued NrtI treatment, further supporting that core inhibitors deepen viral suppression in combination with NrtIs.

We currently have two Phase 2 triple combination studies involving VBR ongoing, with a third expected to be initiated in the first half of 2022. These studies are detailed below. See “—Multi-Drug Combination Studies.”

Chronic Suppressive Therapy Development

Despite the off-treatment results in Study 211, the Phase 2 studies demonstrated on-treatment that subjects receiving VBR + NrtI achieved faster and deeper suppression of viral replication as compared to placebo. Based on these data, we believed that the addition of VBR to NrtI therapy could potentially help two patient populations as a chronic suppressive treatment (CST): (1) treatment-naïve patients, for whom addition of VBR to NrtI could lead to faster and deeper viral suppression and (2) partially virologically suppressed patients who continue to have viral levels above LLOQ by commercial assays, for whom the addition of VBR to NrtI could suppress viral levels below what could be achieved by NrtI alone.

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

Based on discussions with leading viral hepatitis experts, global regulatory discussions and feedback, and, with respect to the China territory, discussions and agreement with our collaboration partner, BeiGene, Ltd. (BeiGene), in early 2021, we decided to not move forward with the global registrational studies for VBR as a CST with NrtI. The decision was made to focus on the greatest unmet medical need of patients, which lies predominantly in cure, rather than CST. As a result, we terminated Study 205 and began to focus our efforts with VBR in combination with NrtI and additional mechanisms targeting finite and curative combination therapy.

Next-Generation Core Inhibitors

In pursuit of our goal of developing finite and curative therapies for patients with chronic HBV infection, we plan to advance the optimal core inhibitor in our portfolio for use as the antiviral backbone with NrtI. While we currently have VBR, our first-generation core inhibitor product candidate, and 3733, a next-generation product candidate, in clinical studies, we expect to initiate Phase 1a studies of 4334, our most potent next-generation product candidate in the second half of 2022. Based on the clinical progress of these candidates, we will apply disciplined, data-driven analyses to identify the optimal candidate to advance into late-stage clinical trials to produce potentially higher cure rates than are currently obtainable for patients with chronic HBV infection under the current standard of care.

ABI-H3733

Our first of two next-generation core inhibitor product candidates, 3733, was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from each of VBR, 4334 and our discontinued core inhibitor product candidate, ABI-H2158 (2158).

In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Preliminary data indicate that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at AASLD 2021.

In addition, at EASL 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158.

We expect to initiate a Phase 1b study with an improved formulation of 3733 in patients with chronic HBV infection in the first half of 2022.

ABI-4334

In mid-2021, we announced the selection of 4334, our other next-generation core inhibitor product candidate. As with all of our core inhibitor product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from each of VBR, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021.

Our preclinical work on 4334 is ongoing, with the aim of completing Investigational New Drug (IND) enabling studies and initiating a Phase 1a clinical study in the second half of 2022.

ABI-2158

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

Pursuant to the terms of the BeiGene Agreement, BeiGene paid us an upfront amount of $40.0 million, and we were eligible to receive up to approximately $500.0 million in milestone payments, comprised of up to $113.8 million in development and regulatory and $385.0 million in net sales milestone payments. In September 2021, we discontinued development of 2158 following the observation of elevated ALT levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity. Due to the discontinuation of development of 2158, the maximum cash milestone payments we are eligible to receive for VBR and 3733 are $427.5 million, comprised of up to $97.5 million for development and regulatory milestones and up to $330.0 million in net sales milestones. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-teens to the low 30s of net sales. BeiGene has also agreed to pay all development and regulatory costs up to an aggregate of $45.0 million in the Territory for VBR, 2158 and 3733. Following this initial investment, we and BeiGene will share development costs for the Territory equally.

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

Under the terms of the BeiGene Agreement, if after 3733 reaches the end of Phase 2 clinical trials we and BeiGene are unable to mutually agree on the terms of a Phase 3 global study, BeiGene may elect to terminate the BeiGene Agreement solely as it relates to that compound. Such a termination would result in us regaining all rights to the applicable compound in the Territory. In addition, BeiGene may terminate the BeiGene Agreement for convenience at any time upon 90 days’ advance written notice to us. The BeiGene Agreement also contains customary provisions for termination by either party, including in the event of breach of the BeiGene Agreement, subject to cure.

Multi-Drug Combination Studies

We believe that core inhibitors and NrtI will be central to finite and curative therapies for chronic HBV infection. Therefore, as we continue to develop and advance our current and future core inhibitors through clinical studies, we plan to conduct multi-drug combination studies in parallel that add additional drugs (or compounds) with nonoverlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone. Specifically, we plan on only incorporating our current and future core inhibitors that have demonstrated they are well-tolerated and effective in clinical studies in dual combination with NrtI. The 300 mg daily dose of VBR has been observed to be well-tolerated in all studies conducted to date, with no serious adverse effects or dose-limiting toxicities identified and no pattern of treatment-emergent clinical or laboratory abnormalities observed. We currently have two ongoing triple combination studies and a third triple combination study expected to start in the first half of 2022 to study VBR in combination with NrtI and a third mechanism of action.

Our first triple combination study is being conducted pursuant to a Clinical Trial Agreement with Arbutus Biopharma Corporation (Arbutus Biopharma) and consists of a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, NrtI and AB-729 (Arbutus Biopharma’s investigational RNAi candidate) compared to the double combinations of VBR + NrtI and AB-729 + NrtI in virologically suppressed patients. This clinical study initiated in the first quarter of 2021 and completed enrollment in February 2022. We expect to share interim on-treatment results from this study in the second half of 2022.

Our second triple combination study evaluates VBR and NrtI in combination with interferon in treatment-naïve HBeAg positive subjects. This study was also initiated in the first quarter of 2021, and we expect enrollment to be complete in March 2022. We expect to share interim on-treatment results from this study in the second half of 2022.

Our third triple combination study will be conducted pursuant to a Clinical Trial Collaboration Agreement with Antios Therapeutics, Inc. (Antios) and will evaluate ATI-2173, Antios’s investigational proprietary active site polymerase inhibitor nucleotide (ASPIN), VBR and tenofovir disoproxil fumarate, an NrtI. This multi-center, double-blinded, placebo-controlled study will evaluate the safety, PK and antiviral activity of this all-oral triple combination. We expect to initiate this study, which will enroll ten treatment-naïve or off-treatment HBeAg negative or positive patients in a 12-week treatment study, in the first half of 2022. The study plan initially included a site in Ukraine, but we will no longer be conducting the study there due to the instability resulting from Russia’s recent invasion of Ukraine. We expect these changes to our study plan to result in a delayed data readout.

In addition to the above studies, we expect to pursue additional multi-drug combinations that include other or additional nonoverlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone, using our current and future core inhibitors as they advance in clinical development.

Both our first and second triple combination studies have experienced enrollment delays due to the ongoing COVID-19 pandemic. The pandemic has impacted patients and study sites through patient screening delays, travel restrictions and hesitancy to travel to study sites. The pandemic has also impacted our vendors, as our central laboratories have been unable to meet their contractual obligations, and our vendors have experienced staffing constraints and supply chain-related challenges as they seek to obtain lab kits, reagents and other items necessary to enroll patients in our studies. As a result, we were unable to fully enroll our first and second triple combination studies in 2021 as initially planned; however, based on enrollment to date, we do not believe these delays will impact interim data readouts for these studies, which remains on schedule in 2022.

Beyond Core Inhibitors

In addition to the development and advancement of our core inhibitor portfolio and our current and future multi-drug combination studies, our research and development team is working on discovering and developing cccDNA disruptors and small molecules targeting two novel undisclosed HBV targets, which we expect to announce in the first half of 2022, to complement our HBV cure strategy.

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

Additional Antiviral Opportunities

In addition to our work toward developing finite and curative therapies for patients with chronic HBV infection, we have expanded our research and development organizations’ reach by pursuing exploratory research on novel compounds targeting other viruses. Our expanded focus leverages the depth and breadth of virology expertise of our research and development organization to diversify our pipeline into areas of high unmet medical need.

We expect to disclose more information regarding these discovery programs on additional viral targets in mid-2022.

Intellectual Property

In regard to our HBV patent estate, we co-own with and exclusively license from Indiana University two issued U.S. patents and related foreign patents and patent applications that relate to compositions of matter and methods of using VBR. The issued U.S. patents are expected to expire in 2035 and 2036. In addition, we own a U.S. patent and related foreign applications directed to a process for preparing VBR. The issued U.S. patent is expected to expire in 2038. Finally, we own a U.S. patent application and related foreign applications directed to formulations of VBR; any patents issuing therefrom are expected to expire in 2040.

We own a U.S. patent application and related foreign patent applications that relate to compositions of matter and methods of using 3733; any patents issuing therefrom are expected to expire in 2039.

We own an international (PCT) application that relates to compositions of matter and methods of using 4334; any patents issuing therefrom are expected to expire in 2041.

Finally, we own a U.S. patent and related foreign patents and patent applications that relate to compositions of matter and methods of using 2158. The issued U.S. patent is expected to expire in 2038.

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

Marketing approval

After the completion of required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $3.1 million and the sponsor of an approved NDA is also subject to an annual program fee currently set at $0.4 million through September 30, 2022. These fees are typically adjusted on October 1 each year.

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

In addition to other benefits, such as the ability to have greater interactions with the FDA, the FDA may initiate review of sections of a Fast Track product’s NDA before the application is complete. This rolling review is available if the applicant provides and the FDA approves a schedule for the submission of the remaining information and the applicant pays applicable user fees. However, the FDA’s time period goal for reviewing a Fast Track application does not begin until the last section of the NDA is submitted. In addition, the Fast Track designation may be withdrawn by the FDA if the FDA believes that the designation is no longer supported by data emerging in the clinical study process. In 2018, the FDA granted Fast Track designation to VBR for the treatment of patients with chronic HBV infection.

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

Since its enactment, there have been many judicial, Presidential, and Congressional challenges to numerous aspects of the ACA. For example, former President Trump issued several executive orders and other directives designed to delay, circumvent, or loosen certain requirements or implementation of certain requirements mandated by the ACA. Concurrently, Congress has considered legislation that would repeal, or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, signed into law in 2017, effectively repealed the individual health insurance mandate, which is considered a key component of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme Court. On June 17, 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the individual mandate provision of the ACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the ACA in its entirety. Further, the Trump Administration’s 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored insurance plans and, on January 1, 2021, eliminated the health insurer tax. Moreover, the BBA, among other things, amended the ACA to close the coverage gap in most Medicare drug plans, commonly referred to as the “donut hole”.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 2021, due to the COVID-19 pandemic. Following the temporary suspension, a 1% payment reduction will occur beginning April 1, 2022 through June 30, 2022, and the 2% payment reduction will resume on July 1, 2022. Further, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, at the federal level, President Biden signed an Executive Order on July 9, 2021 affirming the administration’s policy to (1) support legislative reforms that would lower the prices of prescription drug and biologics, including by allowing Medicare to negotiate drug prices, by imposing inflation caps, and, by supporting the development and market entry of lower-cost generic drugs and biosimilars; and (2) support the enactment of a public health insurance option. Among other things, the Executive Order also directs HHS to provide a report on actions to combat excessive pricing of prescription drugs, enhance the domestic drug supply chain, reduce the price that the Federal government pays for drugs, and address price gouging in the industry; and directs the FDA to work with states and Indian Tribes that propose to develop section 804 Importation Programs in accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, and the FDA’s implementing regulations. In addition, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and the Centers for Medicare & Medicaid Services (CMS) issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. On December 27, 2021, CMS rescinded an interim final rule that would have implemented former President Trump’s Most Favored Nation executive order tying Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries.

Additionally, on November 30, 2020, HHS published a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. Pursuant to court order, the removal and addition of the aforementioned safe harbors were delayed and recent legislation imposed a moratorium on implementation of the rule until January 1, 2026. Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

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

California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. The CCPA went into effect on January 1, 2020, and the California Attorney General began taking enforcement action against violators beginning July 1, 2020. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. Additionally, the California Privacy Rights Act (CPRA) was passed in November 2020 and will become effective on January 1, 2023. Among other things, the CPRA imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Virginia and Colorado similarly passed data privacy laws that will go into effect in January 2023 and will regulate how businesses collect and share personal information.

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. Potential competitors include Johnson & Johnson, Roche, Gilead Sciences Inc., GlaxoSmithKline plc, Enanta Pharmaceuticals, Inc., HEC Pharma, Arbutus Biopharma, Vir Bio, Aligos Therapeutics, Antios and Qilu Pharmaceutical, among others. Additionally, we may face competition from currently available HBV treatments. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of VBR, 3733 and 4334 used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for our product candidates.

Human Capital Management

Employees

As of December 31, 2021, we had 102 total employees and contracts with a number of temporary contractors, consultants and contract research organizations. The majority of our employees work out of our facility in South San Francisco, California. We also have a small number of remote employees spread across the United States, two remote employees in China and one remote employee in the United Kingdom. Following the wind-down of our Microbiome program on January 31, 2021, we increased our headcount by adding eight additional employees. The new employees were hired to support, extend and grow our clinical and preclinical pipeline, with new hires in clinical development and operations, research, manufacturing and general and administrative functions.

We expect to continue to add employees to support our virology programs in 2022, with a focus on continued expansion of our preclinical research team. We continually evaluate our needs and make strategic choices regarding whether to hire internal teams or outsource certain functions to contract research organizations (CROs) or contract manufacturing organizations (CMOs), as appropriate. We currently outsource our clinical study management to various CROs and utilize certain CMOs to manufacture both the drug substance and the drug product used in our ongoing and planned clinical studies.

We compete with both large and small companies in our industry for a limited number of qualified applicants to fill highly specialized needs. We generally target our base salaries and annual performance-based cash bonuses at the 50th percentile of our peers and our long-term equity incentive compensation, which all employees receive, between the 50th and 75th percentiles of our peers. In certain circumstances, we offer compensation above these levels, based on a candidate’s experience, criticality, amount of responsibility and either individual or Company-wide performance. We routinely review our employees’ base salaries to ensure that they remain market competitive. Both annual performance-based cash bonuses and long-term equity compensation increase as a percentage of total compensation based on employees’ levels of responsibility. We also offer comprehensive benefits packages to all of our employees, including: 100% Company-covered medical, dental and vision coverage for employees and their families; a 401k program with a Company match; a comprehensive employee assistance program, an employee stock purchase plan; and paid family leave.

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

COVID-19 Response

Shortly after the counties in the San Francisco Bay Area implemented a shelter-in-place order, followed quickly by California’s similar statewide order, we established a COVID-19 Task Force (the Task Force) that held regular meetings through mid-2021. The Task Force, in conjunction with our Human Resources department, took the following actions in our effort to curb the pandemic:

•

Drafting and distributing comprehensive COVID-19 office and exposure policies, and lab and safety protocols, each of which have been modified as federal, state and local governments have updated their guidance;

•	Implementing a vaccine mandate for all employees as well as any third-party individuals entering our facility;
•	Permitting all employees who are able to do so to work remotely;
•	Holding Company-wide virtual Town Hall meetings at least monthly to foster a sense of community given that the majority of our employees worked remotely;
•	Increasing cleaning protocols at U.S. office and lab facilities;
•	Providing all employees with cloth face coverings and filter inserts along with increasing availability of personal protective equipment to lab employees;
•	Prohibiting all work-related domestic and international travel; and
•	Following local requirements regarding mask wearing at our facility.

Since the cessation of Task Force meetings in mid-2021 due to the widespread availability of vaccines and then-declining COVID case numbers, our human resources group and executive leadership team continued to regularly monitor all local and national guidelines and discuss and update internal guidance and protocols.

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

The continued spread of COVID-19, including through infection by variants of the SARS-CoV-2 virus, could continue to adversely impact our research and development through delay, modification or suspension of our clinical and/or nonclinical studies. Other clinical-stage biotechnology companies, like us, have had their clinical and nonclinical studies affected by the COVID-19 pandemic.

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

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments have relaxed these measures as case numbers decreased, surges in COVID-19 cases have prompted, and may in the future prompt, many governments to reimplement these restrictions, including in Europe and the United States. We continue to take precautionary measures intended to minimize our employees’ potential exposure to the virus, including temporarily requiring all employees who can do so to work remotely and suspending all non-essential business travel worldwide for our employees and requiring employees to be fully vaccinated against COVID-19. The majority of our employees continuing to work remotely may disrupt our operations, increase the risk of a cybersecurity incident or otherwise negatively affect our business.

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

We do not have sufficient facilities or resources to conduct all of our anticipated nonclinical and clinical studies internally. As a result, we contract with CROs to conduct a significant portion of the nonclinical and clinical studies required for regulatory approval for our product candidates. Our reliance on CROs reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical studies, good clinical practices, even if the study is conducted by a CRO. In the event CROs fail to perform their duties in such a fashion or we are unable to retain or continue with CROs on acceptable terms, we may be unable to complete our clinical studies and may fail to obtain regulatory approval for our product candidates.

Furthermore, these CROs may also have relationships with other entities, some of which may be our competitors. CRO personnel are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our clinical and nonclinical studies. If the CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical or clinical studies may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates, any of which could materially harm our business, prospects, financial condition and results of operations.

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

The Fact Track Designation for VBR may not result in faster development, regulatory review or approval.

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

We have international operations, including in China, and conduct clinical studies outside of the United States, including planned studies in Eastern Europe. A number of risks associated with international operations could materially and adversely affect our business.

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

We rely upon a combination of patents, trade secret protection and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual position allow us to do so. We cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may be unable to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We could fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection or before our competitors secure patents covering such discoveries. The patent process also is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents.

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

Biotechnology and pharmaceutical product patents involve highly complex legal and scientific questions. Any patent applications that we own or license may fail to result in issued patents. In addition, the U.S. Patent and Trademark Office (USPTO) and patent offices in other jurisdictions often require that patent applications concerning pharmaceutical and/or biotechnology-related inventions are limited or narrowed substantially to cover only the specific innovations exemplified in the patent application, thereby limiting the scope of protection against competitive challenges. As a result, even if we or our licensors obtain patents, the patents might be substantially narrower than anticipated.

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

In China, although the government has increased the lower and upper limits on penalties on producers of counterfeit and substandard pharmaceuticals, these penalties have not eliminated counterfeit pharmaceuticals. As a result, we may be unable to prevent third parties from selling or purporting to sell our products in China. The existence of, and any increase in, the sales and production of counterfeit pharmaceuticals, or the technological capabilities of counterfeiters, could negatively impact our revenues, brand reputation, business and results of operations.

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

The price of our common stock fluctuates widely. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock may continue to be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, such as the progress, results and timing of our clinical and nonclinical studies and other studies involving our product candidates, the success or failure of our product candidates, the receipt or loss of required regulatory approvals for our product candidates, the availability of capital or the other risks discussed in this “Risk Factors” section.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. We also lease office space that was used for administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. In February 2021, we subleased substantially all of the office space under the lease in Carmel, Indiana for the remainder of its term. Our China subsidiary leases registrational offices in Shanghai and Beijing under leases that expire in May 2022 and October 2022, respectively.

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

Holders of Record

As of February 28, 2022, there were 66 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2021 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	5,271,260	(2)	$10.47	5,114,258	(3)

Equity compensation plans not approved by securityholders	1,860,980	(4)	$14.98	203,248	(5)
Total	7,132,240			5,317,506

(1)

The weighted average exercise price is calculated solely based on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units (RSUs), which have no exercise price.

(2)

This number includes the following: 278,369 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 1,751,322 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 1,743,308 were subject to outstanding stock options and 8,014 were subject to outstanding RSUs; 2,788,966 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan, as amended (2018 Plan), of which 1,891,756 were subject to outstanding stock options, 883,575 were subject to outstanding RSUs and 13,635 are underlying stock appreciation rights (which are not included in column (a) but are reflected in column (c)); and 466,238 options assumed by us in connection with our merger with Assembly Pharmaceuticals. This number excludes purchase rights currently accruing under the Assembly Biosciences, Inc. Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).

(3)

This number includes: no shares under the 2010 Plan, which has been frozen; 733,295 shares available for issuance under the 2014 Plan; 3,337,448 shares available for issuance under the 2018 Plan; and 1,043,515 shares reserved for issuance under the 2018 ESPP. As of February 28, 2022, assuming each participant purchases the maximum number of shares in the current offering period, no more than 155,000 shares are subject to purchase in the current offering, which ends on May 13, 2022.

(4)

This number includes 596,690 shares subject to outstanding awards granted under the 2017 Inducement Award Plan (2017 Inducement Plan), of which 589,190 were subject to outstanding stock options and 7,500 were subject to outstanding RSUs; 500,000 shares subject to stock options granted under the 2019 Inducement Award Plan (2019 Inducement Plan); and 764,290 shares subject to outstanding awards granted under the 2020 Inducement Award Plan (2020 Inducement Plan), of which 693,040 were subject to outstanding stock options and 71,250 were subject to outstanding RSUs.

(5)

This number includes: 191,288 shares available for issuance under the 2017 Inducement Plan, no shares under the 2019 Inducement Plan and 11,960 shares available for issuance under the 2020 Inducement Plan.

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

In May 2018, our stockholders approved the 2018 ESPP and was amended and restated in May 2021. The 2018 ESPP provides for the purchase by employees of up to an aggregate of 1,300,000 shares of the Company’s common stock. Eligible employees can purchase shares of our common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the 2017 Inducement Plan, the 2019 Inducement Plan and the 2020 Inducement Plan. In April 2017, our board of directors adopted the 2017 Inducement Plan and reserved 800,000 shares of our common stock for issuance under 2017 the Inducement Plan. In August 2019, our board of directors adopted the 2019 Inducement Plan and reserved 500,000 shares of our common stock for issuance under the 2019 Inducement Plan. In March 2020, our board of directors adopted the 2020 Inducement Plan and reserved 800,000 shares of our common stock for issuance under the 2020 Inducement Plan. The only persons eligible to receive grants of awards under the either the 2017 Inducement Plan, the 2019 Inducement Plan or the 2020 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with us. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2021.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Item 6. [Reserved]

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

Overview

We are a clinical-stage biotechnology company focused on discovery and development of innovative therapeutics targeting hepatitis B virus (HBV) and other viral diseases.

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019. Our research and development organizations are pursuing multiple drug candidates designed to inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with chronic HBV infection. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core protein in a way that affects assembly and stability of HBV nucleocapsids. In addition, our research organization is working on discovering and developing cccDNA disruptors and small molecules targeting two novel undisclosed HBV targets,

While we continue our efforts to develop finite and curative therapies for patients with chronic HBV infection, our research organization recently launched an exploratory virology discovery program for compounds directed at a number of non-HBV viral targets. These targets, currently expected to be disclosed in mid-2022, were selected to leverage the deep antiviral expertise and experience of our research and development organizations against diseases with significant unmet medical need.

The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of our business, including where and how our employees work in our labs and offices and how and when our nonclinical and clinical studies are conducted. Early in the pandemic, our current and future planned clinical trials and preclinical studies were largely unaffected, but as the pandemic has continued, we have experienced enrollment delays for our current clinical studies, particularly our two ongoing multi-drug combination studies.

As previously announced, in January 2021, we wound down our Microbiome program to prioritize and focus our resources on our virology programs. Our Microbiome program had been developing a novel class of oral live microbial biotherapeutics candidates designed to treat disorders associated with the microbiome.

Our Primary Focus: Targeting HBV Core Protein to Achieve a Cure

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of cccDNA, a unique viral DNA moiety that resides in the cell nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought in the HBV field. As a result, most of our research and development efforts to date have focused on discovering and developing compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA. Through our research efforts, we have discovered several chemically distinct series of small molecule core inhibitors that directly target and allosterically inhibit core protein functions.

Vebicorvir

Vebicorvir (VBR), our lead core inhibitor product candidate, is licensed from Indiana University. The conduct of our initial Phase 2 studies, Study 201 and 202, is complete. In these studies, VBR administered with NrtI therapy demonstrated a favorable safety profile and led to greater viral suppression of both HBV DNA and viral pgRNA than NrtI therapy alone.

Our most recently completed study for VBR, Study 211, involved transitioning patients who met the requisite stopping criteria, as determined in collaboration with our lead investigators and the U.S. Food and Drug Administration (FDA), off of therapy to test for sustained virologic response (SVR). SVR refers to sustained viral suppression (more than six months) of HBV DNA below LLOQ and would be consistent with a successful finite treatment for chronic HBV infection. During the trial, it became clear that patients who stopped therapy in Study 211 had not achieved SVR, as all patients relapsed, meaning they had detectable HBV and the dual combination therapy of VBR + NrtI was insufficient to cure chronic HBV infection in the studied population. Based on these results, we terminated Study 211 in the fourth quarter of 2020. We presented follow-up data from Study 211 related to virologic response, safety and resistance following treatment discontinuation, at the European Association for the Study of the Liver’s (EASL) International Liver CongressTM in June 2021 (EASL 2021). At the American Association for the Study of Liver Diseases (AASLD) Annual Meeting in November 2021 (AASLD 2021), we presented additional follow-up data from Study 211 demonstrating that patients had increases of HBV DNA and pgRNA after discontinuation of VBR despite continued NrtI treatment, further supporting that core inhibitors deepen viral suppression in combination with NrtIs.

Based on discussions with leading viral hepatitis experts, global regulatory discussions and feedback, and, with respect to the China territory, discussions and agreement with our collaboration partner, BeiGene, Ltd. (BeiGene), in early 2021, we decided to not move forward with the global registrational studies for VBR as a CST with NrtI. The decision was made to focus on the greatest unmet medical need of patients, which lies predominantly in cure, rather than CST. As a result, we terminated Study 205 and began to focus our efforts with VBR in combination with NrtI and additional mechanisms targeting finite and curative combination therapy.

We currently have two Phase 2 triple combination studies involving VBR ongoing, with a third expected to be initiated in the first half of 2022. These studies are detailed below. See “—Multi-Drug Combination Studies.”

Next-Generation Core Inhibitors

In pursuit of our goal of developing finite and curative therapies for patients with chronic HBV infection, we plan to advance the optimal core inhibitor in our portfolio for use as the antiviral backbone with NrtI. While we currently have VBR, our first-generation core inhibitor product candidate, and 3733, a next-generation product candidate, in clinical studies, we expect to initiate Phase 1a studies of 4334, our most potent next-generation product candidate in the second half of 2022. Based on the clinical progress of these candidates, we will apply disciplined, data-driven analyses to identify the optimal candidate to advance into late-stage clinical trials to produce potentially higher cure rates than are currently obtainable for patients with chronic HBV infection under the current standard of care.

ABI-H3733

Our first of two next-generation core inhibitor product candidates, 3733, was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from each of VBR, 4334 and our discontinued core inhibitor product candidate, ABI-H2158 (2158).

In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Preliminary data indicate that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at AASLD 2021.

In addition, at EASL 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158.

We expect to initiate a Phase 1b study with an improved formulation of 3733 in patients with chronic HBV infection in the first half of 2022.

ABI-4334

In mid-2021, we announced the selection of 4334, our other next-generation core inhibitor product candidate. As with all of our core inhibitor product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from each of VBR, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021.

Our preclinical work on 4334 is ongoing, with the aim of completing Investigational New Drug (IND) enabling studies and initiating a Phase 1a clinical study in the second half of 2022.

ABI-2158

In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase (ALT) levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity.

Multi-Drug Combination Studies

We believe that core inhibitors and NrtI will be central to finite and curative therapies for chronic HBV infection. Therefore, as we continue to develop and advance our current and future core inhibitors through clinical studies, we plan to conduct multi-drug combination studies in parallel that add additional drugs (or compounds) with nonoverlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone. We currently have two ongoing triple combination studies and a third triple combination study expected to start in the first half of 2022 to study VBR in combination with NrtI and a third mechanism of action.

Our first triple combination study is being conducted pursuant to a Clinical Trial Agreement with Arbutus Biopharma Corporation (Arbutus Biopharma) and consists of a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, NrtI and AB-729 (Arbutus Biopharma’s investigational RNAi candidate) compared to the double combinations of VBR + NrtI and AB-729 + NrtI in virologically suppressed patients. This clinical study initiated in the first quarter of 2021 and completed enrollment in February 2022. We expect to share interim on-treatment results from this study in the second half of 2022.

Our second triple combination study evaluates VBR and NrtI in combination with interferon in treatment-naïve HBeAg positive subjects. This study was also initiated in the first quarter of 2021, and we expect enrollment to be complete in March 2022. We expect to share interim on-treatment results from this study in the second half of 2022.

Our third triple combination study will be conducted pursuant to a Clinical Trial Collaboration Agreement with Antios Therapeutics, Inc. (Antios) and will evaluate ATI-2173, Antios’s investigational proprietary active site polymerase inhibitor nucleotide (ASPIN), VBR and tenofovir disoproxil fumarate, an NrtI. This multi-center, double-blinded, placebo-controlled study will evaluate the safety, PK and antiviral activity of this all-oral triple combination. We expect to initiate this study, which will enroll ten treatment-naïve or off-treatment HBeAg negative or positive patients in a 12-week treatment study, in the first half of 2022. The study plan initially included a site in Ukraine, but we will no longer be conducting the study there due to the instability resulting from Russia’s recent invasion of Ukraine. We expect these changes to our study plan to result in a delayed data readout.

Both our first and second triple combination studies have experienced enrollment delays due to the ongoing COVID-19 pandemic. The pandemic has impacted patients and study sites through patient screening delays, travel restrictions and hesitancy to travel to study sites. The pandemic has also impacted our vendors, as our central laboratories have been unable to meet their contractual obligations, and our vendors have experienced staffing constraints and supply chain challenges as they seek to obtain lab kits, reagents and other items necessary to enroll patients in our studies. As a result, we were unable to fully enroll our first and second triple combination studies in 2021 as initially planned; however, based on enrollment to date, we do not believe these delays will impact interim data readouts for these studies, which remains on schedule in 2022.

Beyond Core Inhibitors

In addition to the development and advancement of our core inhibitor portfolio and our current and future multi-drug combination studies, our research and development team is working on discovering and developing cccDNA disruptors and small molecules targeting two novel undisclosed HBV targets, which we expect to announce in the first half of 2022, to complement our HBV cure strategy.

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

Additional Antiviral Opportunities

In addition to our work toward developing finite and curative therapies for patients with chronic HBV infection, we have expanded our research and development organizations’ reach by pursuing exploratory research on novel compounds targeting other viruses. Our expanded focus leverages the depth and breadth of virology expertise of our research and development organization to diversify our pipeline into areas of high unmet medical need.

We expect to disclose more information regarding these discovery programs on additional viral targets in mid-2022.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of December 31, 2021, we had an accumulated deficit of $631.4 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

There has not been any significant interruption to date of essential activities at our offices, including work in our laboratories with proper protections and procedures in place. While we have experienced some shipping delays or shortages of personal protective equipment (PPE) that are important to maintaining normal workflows in our laboratories, we have been able to continue our critical research activities through schedule shifts, use of PPE on-hand and reallocation of certain resources that allow our employees to practice “social distancing” and comply with applicable laws. Substantially all of our U.S.-based non-research employees have been working from their homes since mid-March 2020. Early in the pandemic, our current and future planned clinical trials and preclinical studies were largely unaffected, but as the pandemic has continued, we have experienced enrollment delays in our current clinical studies, particularly our two ongoing multi-drug combination studies. We continually work with our contract research organizations (CROs) and other vendors to ensure, to the extent possible, that services are provided in a timely manner while also identifying alternative vendors and strategies to utilize in the event that COVID- or third party-related delays threaten our ability to meet our timelines. We cannot currently predict the specific extent, duration or full impact that the COVID-19 pandemic will have on our ongoing and planned research efforts, clinical studies and other business operations. We continue to monitor the situation regularly for additional potential delays, or modifications to our ongoing and planned studies and, if circumstances warrant, we may adjust our budget and operating plan.

Financial Operations Overview

Research and Development Expense

Research and development expenses consist primarily of costs incurred for our research activities, including our drug discovery efforts, target validation, lead optimization and the development of our product candidates, which include:

•	employee-related expenses including salaries, benefits, and stock-based compensation expense;
•	expenses incurred under agreements with third parties, including CROs that conduct research and development, nonclinical and clinical activities on our behalf and the cost of consultants, and contract manufacturing organizations (CMOs) that manufacture all of our drug substance and the drug product used in our HBV program;
•	the cost of lab supplies and acquiring, developing, and manufacturing nonclinical and, in the case of our Microbiome program, early-stage clinical study materials;
•	fees related to our license agreements; and
•	facilities, depreciation, and other expenses, which include direct and allocated expenses for rent and maintenance of facilities, insurance, and other operating costs.

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

We use our employee and infrastructure resources across multiple research and development programs, and we allocate internal employee-related and infrastructure costs, as well as certain third-party costs, to each of our programs based on the personnel resources allocated to such program. Our research and development expenses, by major program, are outlined in the table below (in thousands):

	Year Ended December 31,
	2021		2020
HBV	$72,616		$71,957
Microbiome	(4,092)	(1)	34,866
Total	$68,524		$106,823
(1)

Expenses presented for Microbiome for the year ended December 31, 2021 include a gain of $3.0 million on the sale of assets under the Asset Purchase Agreement (Microbiome Purchase Agreement) and the reversal of $2.7 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees due to the wind-down of the Microbiome program.

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

Impairment of goodwill and indefinite-lived intangible asset

Goodwill and our indefinite-lived intangible asset are reviewed for impairment at least annually in the fourth quarter and more frequently if events or other changes in circumstances indicate the carrying amount of the assets may not be recoverable. Impairment of goodwill and an indefinite-lived intangible assets is determined to exist when the fair value is less than the carrying value of the asset being tested. In the fourth quarter of 2021, we concluded both goodwill and our indefinite-lived intangible asset were fully impaired resulting in the full write-off of these balances to the statement of operations and comprehensive loss.

Interest income

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. Note 2 to the Consolidated Financial Statements describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We evaluate our estimates and judgments, including those described in greater detail below, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill and Indefinite-Lived Intangible Asset

Goodwill and our indefinite-lived intangible asset are reviewed for impairment at least annually in the fourth quarter and more frequently if events or other changes in circumstances indicate the carrying amount of the assets may not be recoverable.

Goodwill

We have one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators is performed at the entity-wide level. In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not the fair value of goodwill is less than its carrying amount (the qualitative impairment test). Some of the factors considered in the assessment include general macroeconomic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there have been sustained declines in our share price. If we conclude it is more likely than not that the fair value of the reporting unit is less than its carrying amount, or elect not to use the qualitative impairment test, a quantitative impairment test is performed.

We use our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling stockholder to benefit from synergies and other intangible assets which arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. The control premium utilized is based on control premiums observed in recent acquisitions of entities similar to us which were made on a non-minority basis. Should our market capitalization be less than our total stockholders’ equity as of our annual test date or as of any interim impairment testing date, we also consider market comparables, recent trends in our stock price over a reasonable period and, if appropriate, use an income approach (discounted cash flow) to determine whether the fair value of our reporting unit is greater than our carrying amount. When we use an income approach, we establish a fair value by estimating the present value of our projected future cash flows, adjusted for probabilities of technical success, expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value is intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology considers projections of financial performance for a period of several years combined with an estimated residual value.

We elected to perform a quantitative impairment assessment of goodwill for our single reporting unit in the fourth quarter of 2021 due to a sustained decline in our market capitalization, an increase in negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. We estimated and reconciled the fair value of our reporting unit using both a market approach, utilizing our market capitalization adjusted for an estimated control premium, and the income approach, discounting future cash flows based on management’s expectations of timelines to complete clinical trials, regulatory and commercial probabilities of technical success as well as future earnings forecast. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible asset was fully impaired and included that impairment within the net carrying value of our reporting unit for purposes of our goodwill impairment test. No impairment was identified for our long-lived assets. We concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $12.6 million to write off the entire balance of our goodwill. This was primarily due to an increase in discount rates from the standpoint of a market participant and their views on how such aforementioned events increase the risks associated with the Company. The fair value measurements were primarily based on Level 3 inputs. The calculation of the impairment charge includes substantial fact-based determinations and estimates including discount rates, future revenues, profitability, cash flows, probabilities of technical success, and fair values of assets and liabilities, and any changes to these assumptions could result in changes to the fair value of our single reporting unit. The goodwill impairment charge is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss.

Indefinite-Lived Intangible Asset

Our indefinite-lived intangible asset consist of in-process research and development (IPR&D) associated with small molecule core inhibitors that directly target and allosterically inhibit core protein functions associated with HBV that were acquired with the acquisition of Assembly Pharmaceuticals, Inc. in 2014. IPR&D represents the fair value assigned to incomplete research projects we acquired through a business combination which, at the time of acquisition, had not reached technological feasibility, regardless of whether they had alternative use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. We classify in-process research and development acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, we perform a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write off the remaining carrying amount of the associated IPR&D intangible asset.

In performing each annual impairment assessment and any interim impairment assessment, we determine if we should qualitatively assess whether it is more likely than not the fair value of our IPR&D asset is less than its carrying amount (the qualitative impairment test). If we conclude that is the case, or elect not to use qualitative impairment test, we would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

In performing the qualitative impairment test, we consider the results of the most recent quantitative impairment test and identify the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value we have identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers, we identify events and circumstances that may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weigh these factors to determine and conclude if it is more likely than not the IPR&D asset is impaired. If it is more likely than not the IPR&D asset is impaired, we proceed with quantitatively determining the fair value of the IPR&D asset.

We use the income approach to determine the fair value of our IPR&D asset. This approach calculates fair value by estimating the after-tax, probability of technical success adjusted, cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes significant assumptions regarding the estimates market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the number of patients who will be diagnosed and treated and our competitive position in the marketplace, and appropriate discount and income tax rates. The fair value of our IPR&D asset could vary based on the significant assumptions described. Any impairment to be recorded is calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on our consolidated balance sheet.

During the fourth quarter of 2021 and prior to the goodwill impairment test, we also completed a quantitative impairment test for our IPR&D asset associated with the Assembly Pharmaceuticals, Inc. acquisition. We utilized the discounted cash flow model of the income approach and determined the carrying value of our IPR&D asset was fully impaired resulting in an impairment charge of $29.0 million. This was primarily driven by a higher discount rate applied to future cash flows based on a market participant’s view of increased risk associated with a negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. The fair value measurements were primarily based on Level 3 inputs. Some of the more significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues, the appropriate discount rate to select in order to measure the risk inherent in the future cash flows, cost to complete the IPR&D project as well as other factors. The impairment charge recorded is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and contract research organizations that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2021 and 2020.

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

Results of Operations

General

At December 31, 2021, we had an accumulated deficit of $631.4 million primarily as a result of research and development expenses and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are in the clinical stage of development or in varying stages of nonclinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance that we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2021 and 2020

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Collaboration revenue	$6,254	$79,105	$(72,851)	(92%)

Collaboration revenue for the year ended December 31, 2021 consists of the recognition of deferred revenue allocated to 2158 under the BeiGene Agreement upon discontinuing development of 2158. Collaboration revenue for the year ended December 31, 2020 consists of $31.0 million recognized for the transfer of the VBR License upon entering into the BeiGene Agreement and the remaining deferred revenue balance of $37.0 million and reimbursements incurred under the Allergan Agreement, for which AbbVie Inc. (formerly Allergan) gave written notice of termination in June 2020 following its acquisition of Allergan.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
Program/Description	2021	2020	2021 vs. 2020	2021 vs. 2020
HBV program	$72,616	$71,957	$659	1%
Microbiome program	(4,092)	34,866	(38,958)	(112%)
Total research and development expenses	$68,524	$106,823	$(38,299)	(36%)

Research and development expenses were $68.5 million for the year ended December 31, 2021 compared to $106.8 million for the year ended December 31, 2020. The $38.3 million decrease in research and development expenses was primarily related to the wind-down of the Microbiome program and includes a $3.0 million gain on the sale of Microbiome assets. The decrease was partially offset by an increase of $0.7 million in research and development expenses related to the HBV program, which were primarily due to increases in clinical activities, chemistry and manufacturing control activities to support clinical development of our compounds and increased salary and benefits due to our hiring of additional employees. Research and development expenses include stock-based compensation expenses of $0.5 million and $11.4 million for the years ended December 31, 2021 and 2020, respectively. The decrease in stock-based compensation expense is primarily due to a decrease in the grant date fair value of stock option awards and reversals of $4.8 million of previously recognized stock-based compensation expense related to awards forfeited by terminated employees.

General and Administrative Expense

The following table summarizes the period-over-period change in our general and administrative expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
General and administrative expenses	$28,780	$37,058	$(8,278)	(22%)

General and administrative expenses were $28.8 million for the year ended December 31, 2021, compared to $37.1 million for the year ended December 31, 2020. General and administrative expenses include stock-based compensation expense of $4.7 million and $10.5 million for the years ended December 31, 2021 and 2020, respectively. The decrease in stock-based compensation expense of $5.8 million was due to a decrease in the grant date fair value of recent stock option awards and a reversal of $2.1 million of previously recognized stock-based compensation expense during the year ended December 31, 2021 related to awards forfeited by terminated employees. Additionally, during the year ended December 31, 2020, we recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for RSUs with performance-based vesting conditions granted to an executive officer for which the underlying performance condition was deemed probable. We also experienced a decrease of $2.6 million in professional fees during the year ended December 31, 2021 compared to the same period in 2020 due to the amortized incremental contract costs associated with entering into the BeiGene Agreement in 2020.

Impairment of Goodwill and Indefinite-Lived Intangible Asset

The following table summarizes the period-over-period change in our impairment of goodwill and indefinite-lived intangible asset (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Impairment of goodwill and indefinite-lived intangible asset	$41,638	$—	$41,638	100%

In the fourth quarter of 2021, we concluded our goodwill and IPR&D asset were impaired due to a sustained decline in our stock price as well as industry and market factors which caused an increase in the estimated discount rate applied to future cash flows. This resulted in the entire write-off of our goodwill and IPR&D asset of $12.6 million and $29.0 million, respectively.

Interest and Other Income, Net

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Interest and other income, net	$302	$2,624	$(2,322)	-88%

Interest and other income, net was $0.3 million for the year ended December 31, 2021, compared to $2.6 million for the year ended December 31, 2020. The decrease was primarily due to less interest income earned on marketable securities, corporate bonds and money market funds caused by lower yields and a decrease in the total amount invested in marketable securities in 2021.

Income Tax Benefit

The following table summarizes the period-over-period changes in our income tax benefit (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2021	2020	2021 vs. 2020	2021 vs. 2020
Income tax benefit	$2,531	$—	$2,531	100%

During the year ended December 31, 2021, we recognized an income tax benefit of $2.5 million due to the reversal of deferred tax liabilities associated with our in-process research and development which was fully impaired in 2021.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2021 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of $604.6 million in net proceeds from public offerings and private placements from inception to December 31, 2021.

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

In 2021, we sold an aggregate of 11,234,207 shares of common stock through the 2020 ATM, resulting in net proceeds of $52.8 million.

Future Funding Requirements

We expect our expenses related to HBV program to increase in 2022 and to generally increase over time in connection with our ongoing activities, particularly as we continue the research, development and clinical studies of our product candidates and pursue our intellectual property strategy. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in November 2021. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our contractual obligations include operating lease obligations totaling $6.5 million as of December 31, 2021, of which $3.6 million are short-term. We are subject to paying milestone, royalty and other contingent fees associated with certain collaboration and license agreements upon the successful achievement of development and regulatory milestones of our core inhibitor product candidates. We also enter into contracts in the normal course of business with CROs for clinical trials and CMO’s for clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice. Since our inception, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Cash Flows

A summary of our cash flows for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2021	2020
Operating activities	$(93,396)	$(62,957)
Investing activities	26,515	68,070
Financing activities	53,064	7,599
Net (decrease) increase in cash and cash equivalents	$(13,817)	$12,712

Net Cash Used in Operating Activities

Net cash used in operating activities was $93.4 million for the year ended December 31, 2021. This was primarily due to our net loss of $129.9 million, partially offset by the $41.6 million we recognized for the impairment of our goodwill and indefinite-lived intangible asset.

Net cash used in operating activities was $63.0 million for the year ended December 31, 2020. This was primarily due to $62.2 million of net loss and a $28.1 million decrease in deferred revenue from recognition of deferred revenue under the Allergan Agreement, partially offset by an increase in deferred revenue under the BeiGene Agreement. These were offset by non-cash adjustments of $21.9 million of stock-based compensation and $5.2 million of amortization of operating lease right-of-use assets.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2021 was $26.5 million. This was primarily due to proceeds of $27.3 million from sales and maturities of marketable securities, net of purchases, and proceeds of $1.5 million from the sale of Microbiome assets. This was partially offset by our purchase of leased equipment for $3.1 million that we then sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net cash provided by investing activities for the year ended December 31, 2020 was $68.1 million. This was due to proceeds of $70.3 million from sales and maturities of marketable securities, net of purchases, used to fund our operations, offset by $1.8 million from the purchase of in-process research and development.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2021 was $53.1 million resulting from the net proceeds of $52.8 million from the sale of 11,234,207 shares of our common stock under the 2020 ATM and $0.3 million from the issuance of 88,820 shares of common stock under the Assembly Biosciences Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).

Net cash provided by financing activities for the year ended December 31, 2020 was $7.6 million resulting from the net proceeds of $5.5 million from the sale of 892,840 shares of our common stock under the 2020 ATM, $1.5 million from the exercise of stock options to purchase 175,579 shares of common stock and $0.7 million from the issuance of 86,812 shares of common stock under our 2018 ESPP.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

(a)	Financial Statements

The financial statements required to be filed pursuant to this Item 8 are appended to this report. An index of those financial statements is found on page F-1.

(b)	Supplementary Data

Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), that is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2021, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2021 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2021 and is incorporated in this Annual Report on Form 10-K by reference.

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

ITEM 14.  Principal Accounting Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

ITEM 15.  Exhibits, Financial Statement Schedules

(a) Exhibits.   The following exhibits are filed as part of this registration statement:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Fifth Amended and Restated Certificate of Incorporation dated June 11, 2020.	8-K	06/01/2018	3.1
3.2	Amended and Restated Bylaws as amended through January 22, 2021.	8-K	01/27/2021	3.1
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
4.2	Description of Securities.				X
10.1	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences, Inc., as Sub-Sublandlord, and Assembly Biosciences, Inc., as Sub-Subtenant.	10-Q	11/08/2018	10.1
10.2*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.3†	Amendment No. 1 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	10-Q	11/05/2020	10.1
10.4†	Amendment No. 2 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	10-Q	11/05/2020	10.2
10.5†‡	Collaboration Agreement, dated as of July 17, 2020, by and between Assembly Biosciences, Inc. and BeiGene, Ltd.	10-Q	11/05/2020	10.3
10.6#	Employment Agreement, dated August 6, 2019, between Assembly Biosciences, Inc. and John G. McHutchison, A.O., M.D.	10-Q	11/07/2019	10.1
10.7#	Amended and Restated Employment Agreement, dated July 30, 2021, between Assembly Biosciences, Inc. and Jason A. Okazaki.	10-Q	11/04/2021	10.1
10.8#	Employment Agreement, dated July 30, 2021, between Assembly Biosciences, Inc. and Michael P. Samar.	10-Q	11/04/2021	10.2
10.9#	Employment Agreement, dated October 22, 2019, between Assembly Biosciences, Inc. and Luisa M. Stamm, M.D., Ph.D. effective as of November 6, 2019.	10-K	03/04/2020	10.7
10.10#	Amendment No. 1 to Employment Agreement, dated February 26, 2020, between Assembly Biosciences, Inc. and Luisa M. Stamm, M.D., Ph.D.	10-Q	05/08/2020	10.7
10.11#	Employment Agreement, dated May 1, 2020, between Assembly Biosciences, Inc. and William E. Delaney IV, Ph.D., effective as of May 27, 2020.	10-K	02/25/2021	10.12
10.12#	2010 Equity Incentive Plan.	S-1/A	10/4/2010	10.14
10.13#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	6/6/2016	10.1
10.14#	Omnibus Amendment to Assembly Biosciences, Inc. Stock Incentive Plans.	10-Q	05/08/2020	10.2
10.15#	Form of Notice of Stock Option Grant and Stock Option Agreement under Amended and Restated 2014 Stock Incentive Plan.	S-8	9/17/2014	10.28
10.16#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.17#	Assembly Biosciences, Inc. 2017 Inducement Award Plan.	10-Q	08/09/2017	10.1
10.18#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.19#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.20#	Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	6/1/2018	10.1
10.21#	Amendment No. 1 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/21/2019	10.2
10.22#	Amendment No. 3 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	06/16/2020	10.1
10.23#	Amendment No. 4 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/25/2021	10.1
10.24#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.	8-K	6/1/2018	10.2
10.25#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	6/1/2018	10.3
10.26#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.27#	Form of Performance-Based Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.				X
10.28#	Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.	8-K	05/25/2021	10.4
10.29#	Assembly Biosciences, Inc. 2019 Inducement Award Plan.	10-Q	11/07/2019	10.4
10.30#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	10-Q	11/07/2019	10.5
10.31#	Assembly Biosciences, Inc. 2020 Inducement Award Plan.	10-Q	05/08/2020	10.3
10.32#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.4
10.33#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.5
10.34#	Assembly Biosciences, Inc. 2021 Corporate Bonus Plan.	8-K	02/17/2021	10.1
10.35	Open Market Sale Agreement by and between Assembly Biosciences, Inc. and Jefferies LLC.	S-3	08/28/2020	1.2
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of the Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission pursuant to a confidential treatment request.
†	The schedules to this exhibit have been omitted pursuant to Item 601(a)(5) of Regulation S-K.
‡	Portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K.
#	Represents management contracts or compensatory plans or arrangements.
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

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 11, 2022	By:	/s/ John G. McHutchison, A.O., M.D.
	Name:	John G. McHutchison, A.O., M.D.
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John G. McHutchison, A.O., M.D. and Jason A. Okazaki, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John G. McHutchison, A.O., M.D.	Chief Executive Officer, President and Director	March 11, 2022
John G. McHutchison, A.O., M.D.	(Principal Executive Officer)

/s/ Michael P. Samar	Chief Financial Officer	March 11, 2022
Michael P. Samar	(Principal Financial and Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	March 11, 2022
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	March 11, 2022
Anthony E. Altig

/s/ Gina Consylman	Director	March 11, 2022
Gina Consylman

/s/ Richard D. DiMarchi, Ph.D.	Director	March 11, 2022
Richard D. DiMarchi, Ph.D.

/s/ Myron Z. Holubiak	Director	March 11, 2022
Myron Z. Holubiak

/s/ Sir Michael Houghton, Ph.D.	Director	March 11, 2022
Sir Michael Houghton, Ph.D.

/s/ Lisa R. Johnson-Pratt, M.D.	Director	March 11, 2022
Lisa R. Johnson-Pratt, M.D.

/s/ Susan Mahony, Ph.D.	Director	March 11, 2022
Susan Mahony, Ph.D.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company‘s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Accrued research and development expenses
Description of the Matter

For the year ended December 31, 2021, the Company incurred $68.5 million of research and development expenses and recorded $3.4 million of accrued research and development expenses at December 31, 2021. As described in Note 2 to the consolidated financial statements, the Company’s accrued research and development expenses are based on estimates of the services received and efforts expended pursuant to contracts with multiple contract research organizations (CROs) and manufacturing vendors that conduct and manage these activities on its behalf. When billing terms under such contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of period end. The accrual is based on a number of factors, including the time period over which services will be performed, enrollment of subjects, number of sites activated, and the level of effort to be expended in each period. At period end, accrued research and development expenses are recorded based upon estimates of the proportion of work completed over the term of the individual clinical trial and manufacturing activities in accordance with signed agreements with the third parties. If possible, the Company obtains information regarding unbilled services directly from these service providers and performs procedures to challenge these estimates based on their internal understanding of the services provided to date. However, the Company may also be required to estimate these services based on information available to its internal clinical or administrative staff if such information is not able to be obtained timely from its services providers.

Auditing accrued research and development expenses is complex because of the judgments applied by management to determine the commencement and completion date of vendor tasks and the cost and extent of work performed during the reporting period for services not yet billed by contracted third-party vendors. The testing of the Company’s accrued research and development expense models also involves a high level of effort to test the high volume of data used to determine the estimated accrual.

How We Addressed the Matter in Our Audit

To test the completeness of accrued research and development expenses, we performed audit procedures that included, among others, direct confirmation of contract terms and conditions with a sample of the Company’s third-party vendors. We also confirmed the progress of contracted clinical activities with these third-party vendors and compared such data to the Company’s estimates of progress as reflected in their accrual models. We further tested the accuracy of the calculations, the completeness of the data utilized, and the reasonableness of the assumptions used in management’s accrual models by testing actual invoices paid to date, agreeing inputs back to contractual terms and holding discussions with clinical or administrative staff outside of the finance function. Procedures were performed to evaluate the reliability, completeness and relevance of management’s data by testing actual invoices paid and holding discussions with clinical or administrative staff outside of the finance function to corroborate progress and estimated level of expended effort incurred by the Company’s third-party vendors.  Further, we inspected material invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the consolidated balance sheet date had been properly included in the accrual.

Impairment of goodwill and indefinite-lived intangible asset
Description of the Matter

As discussed in Note 2 of the consolidated financial statements, both goodwill and the indefinite-lived intangible asset are tested for impairment at least annually. To determine the estimated fair value of the Company’s single reporting unit and the indefinite-lived intangible asset included within it, management considered both market and income valuation approaches. As further discussed in Note 5, in the fourth quarter of 2021 the Company recorded impairment of goodwill and IPR&D of $12.6 million and $29.0 million, respectively.

Auditing management’s impairment tests for goodwill and its indefinite-lived intangible asset was complex and highly judgmental due to the significant assumptions used in determining the fair value of the Company’s single reporting unit and the indefinite-lived intangible asset included within it. Significant assumptions used include (i) estimating the expected timing and amount of projected future revenues; (ii) costs to complete the in-process research and development; and (iii) the discount rates used to estimate future cash flows which are affected by probabilities of technical success.

How We Addressed the Matter in Our Audit

To test the estimated fair value of the single reporting unit and the indefinite-lived intangible asset included within it, we performed audit procedures that included, among others, assessing the methodologies used by the Company, comparing the significant assumptions to current industry peers and economic trends, historical financial results, and other relevant factors that would affect the significant assumptions. We involved valuation specialists to assist with assessing the methodologies and evaluating certain significant assumptions described above, such as projected future revenues, costs to complete the in-process research and development project and the discount rates. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit and indefinite-lived intangible asset that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

Redwood City, California

March 11, 2022

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	As of December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$45,627	$59,444
Marketable securities - short-term	101,000	156,969
Accounts receivable from collaborations	336	1,230
Prepaid expenses and other current assets	7,241	6,850
Total current assets	154,204	224,493

Marketable securities - long-term	27,972	—
Property and equipment, net	1,139	1,600
Operating lease right-of-use (ROU) assets	6,042	9,131
Other assets	1,703	6,392
Indefinite-lived intangible asset	—	29,000
Goodwill	—	12,638
Total assets	$191,060	$283,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,659	$4,598
Accrued research and development expenses	3,400	4,444
Other accrued expenses	6,863	11,987
Operating lease liabilities - short-term	3,151	3,404
Total current liabilities	16,073	24,433

Deferred tax liabilities	—	2,531
Deferred revenue	2,733	8,987
Operating lease liabilities - long-term	3,325	6,725
Total liabilities	22,131	42,676

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of December 31, 2021 and December 31, 2020; 48,120,437 and 34,026,680 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	48	34
Additional paid-in capital	800,728	742,387
Accumulated other comprehensive loss	(419)	(270)
Accumulated deficit	(631,428)	(501,573)
Total stockholders' equity	168,929	240,578
Total liabilities and stockholders' equity	$191,060	$283,254

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

	Year ended December 31,
	2021	2020
Collaboration revenue	$6,254	$79,105

Operating expenses
Research and development	68,524	106,823
General and administrative	28,780	37,058
Impairment of goodwill and indefinite-lived intangible asset	41,638	—
Total operating expenses	138,942	143,881
Loss from operations	(132,688)	(64,776)

Other income
Interest and other income, net	302	2,624
Total other income	302	2,624
Loss before income taxes	(132,386)	(62,152)

Income tax benefit	2,531	—
Net loss	$(129,855)	$(62,152)

Other comprehensive loss
Unrealized loss on marketable securities	(149)	(69)
Comprehensive loss	$(130,004)	$(62,221)

Net loss per share, basic and diluted	$(3.00)	$(1.75)
Weighted average common shares outstanding, basic and diluted	43,280,383	35,427,120

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2019	32,558,307	$32	$712,807	$(201)	$(439,421)	$273,217
Issuance of common stock under ATM equity offering program, net of issuance costs	892,840	1	5,451	—	—	5,452
Issuance of common stock upon exercise of stock options	175,579	1	1,466	—	—	1,467
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	86,812	—	680	—	—	680
Issuance of common stock for settlement of restricted stock units (RSUs)	313,142	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(69)	—	(69)
Stock-based compensation	—	—	21,983	—	—	21,983
Net loss	—	—	—	—	(62,152)	(62,152)
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under ATM equity offering program, net of issuance costs	11,234,207	11	52,795	—	—	52,806
Issuance of common stock under ESPP	88,820	—	258	—	—	258
Issuance of common stock for settlement of RSUs	347,096	1	(1)	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,423,634	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(149)	—	(149)
Stock-based compensation	—	—	5,291	—	—	5,291
Net loss	—	—	—	—	(129,855)	(129,855)
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(129,855)	$(62,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and indefinite-lived intangible asset	41,638	—
Depreciation and amortization	466	691
Non-cash in-process research and development (IPR&D) expense	—	1,750
Stock-based compensation	5,237	21,853
Net accretion and amortization of investments in marketable debt securities	586	(13)
Non-cash rent expense	3,840	5,214
Deferred income tax benefit	(2,531)	—
Loss on disposal of property and equipment	1,624	9
Gain on the sale of Microbiome assets	(3,000)	—
Changes in operating assets and liabilities:
Accounts receivable from collaboration	894	2,144
Prepaid expenses and other current assets	1,109	(1,487)
Other assets	4,689	(4,708)
Accounts payable	(1,939)	2,867
Accrued research and development expenses	(1,044)	(382)
Other accrued expenses	(5,070)	3,831
Deferred revenue	(6,254)	(28,061)
Operating lease liabilities	(3,786)	(4,513)
Net cash used in operating activities	(93,396)	(62,957)

Cash flows from investing activities
Purchases of property and equipment	(3,096)	(470)
Proceeds from sale of property and equipment	857	—
Purchase of IPR&D from an acquisition of assets	—	(1,750)
Proceeds from the sale of Microbiome assets	1,500	—
Purchases of marketable securities	(160,446)	(193,188)
Proceeds from maturities of marketable securities	175,200	221,617
Proceeds from sale of marketable securities	12,500	41,861
Net cash provided by investing activities	26,515	68,070

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	52,806	5,452
Proceeds from the issuance of common stock under ESPP	258	680
Proceeds from the exercise of stock options	—	1,467
Net cash provided by financing activities	53,064	7,599

Net increase (decrease) in cash and cash equivalents	(13,817)	12,712
Cash and cash equivalents at the beginning of the period	59,444	46,732
Cash and cash equivalents at the end of the period	$45,627	$59,444
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$126	$1,302
Remeasurement of lease liabilities arising from modification of ROU assets	$(788)	$—
Receivable from sale of Microbiome assets included in prepaid expenses and other current assets	$(1,500)	$—

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company focused on discovery and development of novel therapeutics for the treatment of hepatitis B virus (HBV) infection and other viral diseases. The Company operates in one segment and is headquartered in South San Francisco, California, with operations in California and China. Prior to the Company’s wind-down of its Microbiome program in January 2021, the Company also had operations in Connecticut.

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

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date that these consolidated financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements (see Note 8 for recent sales of common stock). The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility resulting from the novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of costs incurred but not yet invoiced for research and development accruals, the estimated fair value of our indefinite-lived intangible asset and the estimated fair value of our reporting unit for purposes of evaluating goodwill impairment.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of the Company’s business, including where and how the Company’s employees work in its labs and offices and how and when the Company’s nonclinical and clinical studies are conducted. Early in the pandemic, the Company’s current and future planned clinical trials and preclinical studies were largely unaffected, but as the pandemic has continued, the Company has experienced enrollment delays for its current clinical studies, particularly its two ongoing multi-drug combination studies. However, the Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

In addition, the study design of an upcoming triple combination study initially included a site in Ukraine. The Company will no longer be conducting the study there due to the instability resulting from Russia’s recent invasion of Ukraine. These changes to the Company’s study plan will result in a delayed data readout.

Cash and Cash Equivalents

All highly liquid investments, including money market funds, with original maturities of three months or less at the time of purchase are considered to be cash equivalents.  All of the Company’s cash equivalents have liquid markets and high credit ratings.  The Company maintains its cash in bank deposits and other accounts, the balances of which, at times as of and during the years ended December 31, 2021 and 2020, exceed federally insured limits.

Investments in Marketable Securities

The Company invests its excess cash in debt securities with high credit ratings including but not limited to money market funds classified as cash equivalents, asset backed securities, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. The Company has designated its investments in marketable securities as available-for-sale and measures these securities at their respective fair values. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less from the consolidated balance sheet date are classified as short-term available-for-sale securities, while marketable securities with maturities in one year or beyond one year from the consolidated balance sheet date are classified as long-term.

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

Marketable securities are subject to a periodic impairment review. The Company may recognize an impairment charge when a decline in the fair value of investments below the cost basis is determined to be other-than-temporary. In determining whether a decline in market value is other-than-temporary, various factors are considered, including the cause, duration of time and severity of the impairment, any adverse changes in the investees’ financial condition, and the Company’s intent and ability to hold the security for a period of time sufficient to allow for an anticipated recovery in market value. To date, there have been no declines in value deemed to be other than temporary for any of the Company’s investments in marketable securities.

Goodwill and Indefinite-Lived Intangible Asset

Goodwill and indefinite-lived intangible asset are reviewed for impairment at least annually in the fourth quarter, and more frequently if events or other changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill is evaluated for impairment on an annual basis as of October 1, and more frequently if indicators are present or changes in circumstances suggest impairment may exist. In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not the fair value of goodwill is less than its carrying amount (the qualitative impairment test). If the Company concludes it is more likely than not the fair value of the reporting unit is less than its carrying amount, or elect not to use the qualitative impairment test, a quantitative impairment test is performed. The Company’s annual or interim quantitative impairment testing is performed by comparing the estimated fair value of the reporting unit to its carrying value. An impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Indefinite-Lived Intangible Asset

The Company’s indefinite-lived intangible asset consists of IPR&D associated with small molecule core inhibitors that directly target and allosterically inhibit core protein functions associated with HBV which were acquired with the acquisition of Assembly Pharmaceutics, Inc. in 2014. IPR&D represents the fair value assigned to incomplete research projects the Company acquired through a business combination which, at the time of acquisition, had not reached technological feasibility, regardless of whether they had alternative future use. The primary basis for determining the technological feasibility or completion of these projects is obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company classifies IPR&D acquired in a business combination as an indefinite-lived intangible asset until the completion or abandonment of the associated research and development efforts. Upon completion of the associated research and development efforts, the Company performed a final test for impairment and will determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company would write-off the remaining carrying amount of the associated IPR&D intangible asset.

Indefinite-lived intangible assets are not amortized, but instead are reviewed for impairment at least annually, or more frequently if events occur or circumstances change that would indicate the carrying amount may be impaired. In performing each annual impairment assessment and any interim impairment assessment, the Company determines if it should qualitatively assess whether it is more likely than not the fair value of its IPR&D asset is less than its carrying amount (the qualitative impairment test). If the Company concludes that is the case, or elects not to use the qualitative impairment test, the Company would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

In performing the qualitative impairment test, the Company considers the results of the most recent quantitative impairment test and identifies the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value identified are consistent with the assumptions used in the quantitative estimate of the IPR&D asset. Using these drivers of fair value, the Company identifies events and circumstances which may have an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. The Company then weighs these factors to determine and conclude if it is not more likely than not the IPR&D asset is impaired. If it is more likely than not the IPR&D asset is impaired, the Company proceeds with quantitatively determining the fair value of the IPR&D asset.

When performing the quantitative impairment test, the Company uses the income approach to determine the fair value of its IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate includes judgmental assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which are based on estimates of the sales price of the drug, the size of the patient population and cure rate, our competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded is calculated as the difference between the estimated fair value and the carrying value of the IPR&D asset on the Company’s consolidated balance sheet.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets, including ROU operating lease assets, for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. In conjunction with the decision to wind down the Microbiome program in December 2020, the Company evaluated its ROU assets and property and equipment used in the Microbiome program for impairment. The Company determined the carrying value was no longer recoverable and, based on the fair value of the assets determined from market quotes, recorded an impairment loss of $0.7 million included in research and development expenses in 2020. There were no indicators of impairment of long-lived assets during the year ended December 31, 2021.

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

Financial instruments measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. The assessment of the significance of a particular input to the fair value measurement in its entirety requires the Company to make judgments and consider factors specific to the asset or liability. The use of different assumptions and/or estimation methodologies may have a material effect on estimated fair values. Accordingly, the fair value estimates disclosed or initial amounts recorded may not be indicative of the amount the Company or holders of the instruments could realize in a current market exchange.

The carrying amounts of cash equivalents and marketable securities approximate their fair value based upon quoted market prices. Certain of the Company’s financial instruments are not measured at fair value on a recurring basis but are recorded at amounts which approximate their fair value due to their liquid or short-term nature, such as cash, accounts receivable, accounts payable and accrued expenses.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	—	7,013	—	7,013
Asset-backed securities	—	29,059	—	29,059
U.S. and foreign commercial paper	—	64,928	—	64,928
Total short-term marketable securities	—	101,000	—	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	—	19,043	—	19,043
U.S. treasury securities	—	8,929	—	8,929
Total long-term marketable securities	—	27,972	—	27,972
Total assets measured at fair value	$42,507	$128,972	$—	$171,479

	December 31, 2020
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$47,553	$—	$—	$47,553
U.S. and foreign commercial paper	—	6,498	—	6,498
Total cash equivalents	47,553	6,498	—	54,051
Short-term marketable securities
U.S. and foreign corporate debt securities	—	16,939	—	16,939
Asset-backed securities	—	12,675	—	12,675
U.S. treasury securities	—	23,999	—	23,999
U.S. and foreign commercial paper	—	103,356	—	103,356
Total short-term marketable securities	—	156,969	—	156,969
Total assets measured at fair value	$47,553	$163,467	$—	$211,020

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

During the quarter ended December 31, 2021, there was a triggering event that required the Company to perform an impairment analysis for both its goodwill and indefinite-lived asset. As a result, the Company recognized an impairment charge of $41.6 million for its goodwill and indefinite-lived asset. The Company considers the fair value used to determine the impairment charge to be a Level 3 measurement. See additional discussion relating to the Company’s impairment of goodwill and indefinite-lived asset in Note 5.

There have been no transfers between Level 1, Level 2 or Level 3 for any of the periods presented. See Note 3 for further information regarding the carrying value of the Company’s investments in marketable securities.

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

The Company only applies the five-step model to contracts when it is probable the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the SSP of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the estimated standalone selling price (SSP) of each performance obligation. The Company recognizes the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied as revenue.

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

Research and Development Service Payments

Under the Research, Development, Collaboration and License Agreement (Allergan Agreement) with Allergan Pharmaceuticals International Limited (Allergan), the Company was reimbursed at a certain percentage for performing research and development services based on hours worked by the Company’s employees, at a fixed contractual rate per hour, and third-party pass-through costs the Company incurred on a quarterly basis. Research and development service payments were included in the transaction price in the reporting period the Company concluded it was probable that recording revenue in the period would not result in a significant reversal in amounts recognized in future periods. Accounts receivable were recorded when the right to the research and development service payment consideration became unconditional. The Company recorded the full reimbursed portion of these expenses as collaboration revenue associated with the Allergan Agreement in its consolidated statements of operations as the Company consider performing research and development services to be a part of its ongoing and central operations.

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

The Company receives payments from its customer based on billing schedules established in the contract.  Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under the arrangement.  If the related performance obligation is expected to be satisfied within the next twelve months, these amounts will be classified in current liabilities. The Company recognizes a contract asset relating to its conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

A net contract asset or liability is presented for each contract with a customer. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

At December 31, 2021 and 2020, all accounts receivable from collaborations are deemed collectible.

Contract Liabilities

The following tables present changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2021
Contract liabilities:
Deferred revenue	$8,987	$—	$(6,254)	$2,733

Year Ended December 31, 2020
Contract liabilities:
Deferred revenue	$37,048	$40,000	$(68,061)	$8,987

	Year Ended December 31,
	2021	2020
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$6,254	$37,048
Performance obligations satisfied in previous period	—	—

Stock-Based Compensation

The Company measures stock-based compensation to employees, consultants, Board members, and non-employees at fair value on the grant date of the award. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. Stock-based awards with graded vesting schedules are recognized using the accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards that have a performance condition, compensation cost is measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable. The Company assesses the probability of the performance conditions being met on a continuous basis. Forfeitures are recognized when they occur.

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

Research and Development Expense and Accruals

Research and development costs include personnel-related costs, outside contracted services including clinical study costs, facilities costs, fees paid to consultants, milestone payments prior to FDA approval, license fees prior to FDA approval, professional services, travel costs, dues and subscriptions, depreciation and materials used in clinical trials and research and development and costs incurred under the Company’s collaboration agreements. Research and development costs are expensed as incurred unless there is an alternative future use in other research and development projects. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized or consumed. Assets acquired as part of an asset acquisition that are used in research and development or are IPR&D are immediately expensed as research and development unless there is an alternative future use in other research and development projects.

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

For gains and losses on the derecognition of nonfinancial assets the Company determines if a contract exists, identifies the distinct non-financial assets, and determines when control transfers and, therefore, when to derecognize the asset. Additionally, the Company applies the measurement principles of revenue from contracts with customers within U.S. GAAP to determine the amount of consideration to include in the calculation of the gain or loss for the non-financial asset. Any gains or losses have been included within research and development expenses.

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

The Company’s determination about whether it should consolidate such VIEs is made continuously as changes to existing relationships or future transactions may result in a consolidation event. As of December 31, 2021, the Company did not consolidate any entities it had determined to be VIEs.

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

The Company recognizes and measures uncertain tax positions using a two-step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals which the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to uncertain tax positions has been incurred or accrued for any periods presented.

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

In June 2020, Assembly Bill 85 (A.B. 85) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022. On February 9, 2022, Senate Bill No. 113 was enacted that removed the limitations on the use of NOLs and the cap on the business incentive tax credits that were suspended in accordance with AB 85 effective for tax year 2022.

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

The FFCR Act, CARES Act, A.B. 85, CAA and H.R. 1319 did not have a material impact on the Company’s consolidated financial statements.

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

The Company had pre-funded warrants to purchase up to 2,424,242 shares of common stock outstanding as of December 31, 2020. All 2,424,242 of the pre-funded warrants were exercised through a cashless exercise (see Note 8) in 2021. Prior to these exercises, the pre-funded warrants were exercisable for shares of common stock at a price of $0.001 per share. The shares of common stock into which the then outstanding pre-funded warrants could be exercised were considered outstanding for the purposes of computing earnings per share because the shares were issuable for little or no consideration, they were fully vested, and were exercisable after the original issuance date.

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(129,855)	$(62,152)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted	43,280,383	35,427,120
Net loss per share - basic and diluted	$(3.00)	$(1.75)

Securities excluded from the computation of diluted loss from per share because including them would have been antidilutive are as follows:

	Year Ended December 31,
	2021	2020
Options to purchase common stock	6,161,901	6,696,592
Common stock subject to purchase under our ESPP	78,740	44,223
Unvested RSUs	970,339	746,868
Total	7,210,980	7,487,683

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

Accounting Pronouncements to Be Adopted

In June 2016, the Financial Accounting Standards Board (the FASB) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the timing and impact of adopting ASU 2016-13 on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (ASU 2020-06), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. Specifically, ASU 2020-06 simplifies accounting for convertible instruments by removing major separation models in ASC 470-20 that require separate accounting for embedded conversion features. ASU 2020-06 also removes certain settlement conditions in ASC 815-40 that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for the scope exception and simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of ASU 2020-06 can either be on a modified retrospective or full retrospective basis. The Company does not expect ASU 2020-06 to have a material impact on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer's Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (ASU 2021-04), which requires issuers to account for a modification or exchange of freestanding equity-classified written call options that remain equity classified after the modification or exchange based on the economic substance of the modification or exchange. Specifically, under ASU 2021-04, an issuer determines the accounting for the modification or exchange based on whether the transaction was done to issue equity, issue and or modify debt, or for other reasons. The result is a change in the fair value of the written call option dependent on the reason for the modification. ASU 2021-04 is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. Adoption of ASU 2021-04 is applied on a prospective basis. The Company does not expect ASU 2021-04 to have a material impact on its consolidated financial statements and related disclosures.

Note 3 - Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following (in thousands):

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	7,015	—	(2)	7,013
Asset-backed securities	29,097	—	(38)	29,059
U.S. and foreign commercial paper	64,929	—	(1)	64,928
Total short-term marketable securities	101,041	—	(41)	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	19,117	—	(74)	19,043
U.S. treasury securities	8,960	—	(31)	8,929
Total long-term marketable securities	28,077	—	(105)	27,972
Total cash equivalents and marketable securities	$171,625	$—	$(146)	$171,479

	December 31, 2020
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market funds	$47,553	$—	$—	$47,553
U.S. and foreign commercial paper	6,498	—	—	6,498
Total cash equivalents	54,051	—	—	54,051
Short-term marketable securities
U.S. and foreign corporate debt securities	16,939	3	(3)	16,939
Asset-backed securities	12,674	2	(1)	12,675
U.S. treasury securities	23,997	2	—	23,999
U.S. and foreign commercial paper	103,356	—	—	103,356
Total short-term marketable securities	156,966	7	(4)	156,969
Total cash equivalents and marketable securities	$211,017	$7	$(4)	$211,020

Short-term marketable securities held as of December 31, 2021 had contractual maturities of less than one year. Long-term marketable securities held as of December 31, 2021 had contractual maturities of at least one year but less than two years.

Realized gains and losses for the years ended December 31, 2021 and 2020 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of December 31, 2021.

See Note 2 for further information regarding the fair value of our investments in marketable securities.

Note 4 - Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2021	2020
Lab equipment	18	247
Office equipment	699	699
Leasehold improvement	1,629	2,490
Total property and equipment	2,346	3,436
Less: Accumulated depreciation	(1,207)	(1,836)
Property and equipment, net	$1,139	$1,600

Depreciation expense for the years ended December 31, 2021 and 2020 was $0.5 million, and $0.7 million, respectively, and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss. Primarily all of the Company’s property and equipment is located in the U.S.

Note 5 - Goodwill and Indefinite-Lived Intangible Asset Impairment

Goodwill

The Company elected to perform a quantitative impairment assessment of goodwill for its single reporting unit in the fourth quarter of 2021 due to a sustained decline in its market capitalization, an increase in negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. The Company estimated and reconciled the fair value of its reporting unit using both a market approach, utilizing the Company’s market capitalization adjusted for an estimated control premium, and the income approach, discounting future cash flows based on management’s expectations of timelines to complete clinical trials, regulatory and commercial probabilities of technical success as well as future earnings forecast. Based on this analysis, and after completing an impairment assessment of its indefinite-lived and long-lived assets, the Company concluded the fair value of its single reporting unit was less than its carrying value and therefore recognized a goodwill impairment charge of $12.6 million. This was primarily driven by increased risks impacting the Company that, from the standpoint of a market participant, were captured through an increase in estimated discount rates. The calculation of the impairment charge includes substantial fact-based determinations and estimates including discount rates, future revenue, profitability, cash flows, probabilities of technical success and fair values of assets and liabilities, and any changes to these assumptions could result in changes to the fair value of our single reporting unit. The goodwill impairment charge is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss.

No goodwill impairment charges were recorded in 2020.

Indefinite-Lived Intangible Asset

During the fourth quarter of 2021 and prior to the goodwill impairment test, the Company also completed a quantitative impairment test for its IPR&D asset associated with the Assembly Pharmaceuticals, Inc. acquisition. The Company utilized the discounted cash flow model of the income approach and determined the carrying value of its IPR&D asset was fully impaired resulting in an impairment charge of $29.0 million. This was primarily driven by a higher discount rate applied to future cash flows based on a market participant’s view of increased risk associated with a negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. More significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues, the appropriate discount rate to select in order to measure the risk inherent in the future cash flows, cost to complete the IPR&D project as well as other factors. The impairment charge recorded is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss.

No indefinite-lived intangible asset impairment charges were recorded in 2020.

Note 6 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2021	2020
Accrued expenses:
Accrued compensation	$6,426	$7,016
Accrued restructuring charges	—	4,164
Accrued professional fees and other	437	807
Total accrued expenses	$6,863	$11,987

Note 7 – Restructurings

Restructuring charges relate to the Company’s decision to relocate its headquarters to South San Francisco, California, which was approved by the Board of Directors effective January 2020 and the December 2020 wind-down of the Company’s Microbiome program.

The following table summarizes the Company’s costs incurred (in thousands):

	Total Restructuring Cost	Employee Severance and Related Benefits		Asset Impairment and Other Costs
Cumulative restructuring costs incurred through December 31, 2021	$6,430	$3,240		$3,190
Restructuring costs incurred for the year ended December 31, 2021	$(1,348)	$(2,959)	(1)	$1,611
Restructuring costs incurred for the year ended December 31, 2020	$5,684	$4,105		$1,579

(1)

The reversal of $3.0 million in employee severance and related benefits recognized during the year ended December 31, 2021 reflects the reversal of previously recognized stock-based compensation expense related to forfeited awards based on the Company’s policy of recognizing stock-based awards with graded vesting schedules using an accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award and to recognize forfeitures when they occur.

The cumulative restructuring costs incurred through December 31, 2021 represents all costs to be incurred.

The following table presents where the restructuring charges were recognized (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$(1,625)	$5,486
General and administrative	277	$198
Total	$(1,348)	$5,684

The following table presents the activity in the accrued restructuring charges during the period (in thousands):

	Total Restructuring Cost	Employee Severance and Related Benefits	Asset Impairment and Other Costs
Accrued balance as of December 31, 2019	$2,094	$2,094	$—
Costs incurred	3,843	3,843	—
Reductions for cash payments	(1,773)	(1,773)	—
Accrued balance as of December 31, 2020	$4,164	$4,164	$—
Costs incurred	1,611	—	1,611
Reductions for cash payments	(5,775)	(4,164)	(1,611)	(1)
Accrued balance as of December 31, 2021	$—	$—	$—

(1)	Cash payments are presented net of proceeds received from the sale of assets of $0.9 million.

The asset impairment and other costs includes $1.4 million for the remaining payment obligations of leased equipment the Company purchased and sold to third parties.

Microbiome Purchase Agreement

In December 2021, the Company entered into an asset purchase agreement (the Microbiome Purchase Agreement) with a third party pursuant to which the Company sold know-how, patents, materials and regulatory filings for the Company’s Microbiome program. The sale included ABI-M201 (M201), which had been the Company’s lead candidate in its Microbiome program. As consideration for the sale, the Company was entitled to receive $3.0 million, of which $1.5 million was received in December 2021 and the remaining $1.5 million was received in February 2022. The Company is also entitled to receive a $10.0 million milestone payment upon the achievement of a regulatory approval milestone as defined in the purchase agreement.

The Microbiome Purchase Agreement is within the scope of gains and losses from the derecognition of nonfinancial assets guidance since the Company had previously wound-down the Microbiome program, M201 was no longer a part of the Company’s ongoing major or central operations. The Company determined all assets sold under the Microbiome Purchase Agreement represent one distinct nonfinancial asset as individually, they do not have standalone value. The transaction price at the inception of the agreement was limited to the $3.0 million upfront payments. The variable consideration relating to the $10.0 million milestone has not been included in the transaction price as it was fully constrained as of December 31, 2021. As part of the Company’s evaluation of the development milestone constraint, it determined the achievement of the milestone is contingent upon success in future clinical studies and regulatory approvals which are not within its control and uncertain at this stage. The assets sold had no carrying value and the full $3.0 million transaction price resulted in the recognition of a gain. The Company determined the transfer of control of the assets sold was completed in December 2021. The $3.0 million gain is included as a reduction of research and development expenses in the Company’s consolidated statements of operations and comprehensive loss. The $1.5 million due as of December 31, 2021 is included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 8 - Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2021 and 2020. As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 100,000,000 shares of common stock as of December 31, 2021 and 2020.

Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. During the year ended December 31, 2020, the Company issued and sold 892,840 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $5.5 million, after deducting commissions, fees and expenses. During the year ended December 31, 2021, the Company issued and sold 11,234,207 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $52.8 million, after deducting commissions, fees and expenses.

Common Stock Warrants

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

The following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue date	Expiration date	Exercise Price per Share	As of December 31, 2021	As of December 31, 2020
December 16, 2019	None	$0.001	—	2,424,242

During the year ended December 31, 2021, there were 2,424,242 pre-funded warrants exercised through a cashless exercise, resulting in the issuance of 2,423,634 shares of the Company’s common stock. There were no pre-funded warrants exercised during the year ended December 31, 2020. During the year ended December 31, 2020, 15,296 warrants to purchase common stock expired unexercised.

Note 9 - Stock-Based Compensation

Equity Incentive Plans

In June 2020, the Company’s stockholders approved an amendment to the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (the 2018 Plan) that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 4,600,000.

In May 2021, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 6,600,000 and the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP) that, among other things, increased the number of shares of common stock reserved to an aggregate of 1,300,000.

As of December 31, 2021, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of December 31, 2021, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan (the 2017 Plan), the 2019 Inducement Award Plan (the 2019 Plan) and the Assembly Biosciences, Inc. 2020 Inducement Award Plan (the 2020 Plan).

The Company issues new shares of common stock to settle options exercised or vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

Stock Plan Activity

Stock Options

The following table summarizes the stock option activity and related information for 2021:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2020	6,696,592	$15.70	6.9	$1,856
Granted	1,521,370	4.24
Forfeited	(2,046,861)	18.93
Expired	(9,200)	30.00
Outstanding as of December 31, 2021	6,161,901	$11.77	6.4	$53
Options vested and exercisable as of December 31, 2021	3,805,841	$13.53	5.0	$51

The weighted-average grant-date fair value of options granted was $3.05 and $10.64 during the years ended December 31, 2021 and 2020, respectively. The total intrinsic value of options exercised in 2020 was $2.0 million. There were no options exercised in 2021.

RSUs

The following table summarizes RSU activity and related information for 2021:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2020	886,868	$20.36
Granted	721,341	3.78
Vested	(347,096)	27.97
Forfeited	(290,774)	14.64
Nonvested as of December 31, 2021	970,339	$7.04

The total fair value of RSUs vested and settled during 2021 and 2020 was $3.7 million and $7.8 million, respectively. The total intrinsic value of RSUs vested and settled during 2021 and 2020 was $1.4 million and $4.4 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its chief executive officer. On March 31, 2021, 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. On July 31, 2021, an additional 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. The outstanding 50,000 awards with an aggregate fair value of $0.4 million vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of December 31, 2021.

In July 2020, the performance condition for 45,000 RSUs granted in December 2017 to a former executive officer was met associated with the execution of an HBV business development transaction. The Company recognized $0.7 million as a cumulative catch-up adjustment of stock-based compensation expense for this award for the year ended December 31, 2020.

In July 2021, the Company granted a total of 324,214 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of December 31, 2021.

Employee Stock Purchase Plan

The 2018 ESPP provides for the purchase by employees of up to an aggregate of 1,300,000 shares of the Company’s common stock at a discount to the market price. Eligible employee may participate through payroll deductions of up to 15% of such employee’s compensation for each pay period subject to annual statutory limits and the 2018 ESPP’s limit, which the Company’s stockholders approved in May 2021 to increase from 1,000 to 2,500 shares of common stock per offering.

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Under the 2018 ESPP, the offering periods end on the last business day occurring on or before May 14 or November 14. The ESPP is compensatory and results in stock-based compensation expense.

In May and November 2020, employees purchased 42,266 and 44,546 shares of common stock, respectively, under the 2018 ESPP. In May and November 2021, employees purchased 42,803 and 46,017 shares of common stock, respectively, under the 2018 ESPP. As of December 31, 2021, 1,043,515 shares of common stock are available for future sale under the Company’s 2018 ESPP. Stock-based compensation expense recorded in connection with the 2018 ESPP was $0.1 million and $0.5 million for the years December 31, 2021 and 2020, respectively.

Valuation Assumptions

The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP purchase rights.

A summary of the assumptions used to estimate the fair values of stock options grants for the years presented is as follows:

	Year Ended December 31,
	2021	2020
Exercise price	$2.24 - $5.79	$5.62 - $23.30
Expected volatility	79.7% - 91.2%	66.4% - 92.3%
Risk-free rate	0.50% - 1.37%	0.26% - 1.44%
Expected term (years)	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years presented (in thousands):

	Year Ended December 31,
	2021	2020
Research and development	$548	$11,380
General and administrative	4,689	10,473
Total stock-based compensation expense	$5,237	$21,853

Stock-based compensation expense for the year ended December 31, 2021 includes the reversal of previously recognized stock-based compensation expense related to awards forfeited by terminated employees of $4.8 million and $2.1 million included in research and development expenses and general and administrative expenses, respectively. As of December 31, 2021, there was $9.7 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

Note 10 - Collaboration Agreements

Allergan Agreement

In January 2017, the Company and Allergan Pharmaceuticals International Limited (Allergan) entered into the Research, Development, Collaboration and License Agreement (the Allergan Agreement) to develop and commercialize select microbiome gastrointestinal disease therapies. In June 2020, following its acquisition of Allergan, AbbVie Inc. (AbbVie), on behalf of Allergan, gave written notice of termination of the Allergan Agreement, which subsequently became effective in October 2020. Upon termination, the licenses granted by the Company and its know-how reverted to the Company.

For the year ended December 31, 2020, the Company recognized $48.1 million in collaboration revenue associated with the Allergan Agreement. A contract asset balance of $1.0 million was recorded as of December 31, 2020. There were no deferred revenue contract liabilities as of December 31, 2020 and no revenue, contract assets or contract liabilities recognized as of and for the year ended December 31, 2021 due to the termination of the Allergan Agreement in 2020.

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

Pursuant to the terms of the BeiGene Agreement, the Company received an upfront cash payment of $40.0 million from BeiGene for the delivery of exclusive, royalty-bearing licenses to develop and commercialize the Licensed Product Candidates in the Territory, and the Company was eligible to receive up to approximately $500.0 million in cash milestone payments, comprised of up to $113.8 million for development and regulatory milestones and up to $385.0 million in net sales milestones. In addition, the Company is eligible to receive tiered royalties at percentages ranging from the mid-teens to the low thirties of net sales. In September 2021, the Company discontinued development of ABI-H2158 following the observation of elevated alanine transaminase levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity. Due to the discontinuation of development of ABI-H2158, the maximum cash milestone payments the Company is eligible to receive for VBR and ABI-H3733 is $427.5 million, comprised of up to $97.5 million for development and regulatory milestones and up to $330.0 million in net sales milestones.

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

The Company identified the following material promises related to the contract with customers unit of account under the BeiGene Agreement: 1) the transfer of the VBR License, 2) the transfer of the ABI-H2158 License, and 3) the transfer of the ABI-H3733 License. The Company concluded each of these licenses to be functional as they have significant standalone functionality and grants BeiGene the right to use the Company’s intellectual property as it exists on the effective date of the license. The ABI-H2158 and ABI-H3733 Licenses have a continuing technology transfer obligation that is considered to be an attribute of these licenses. The agreed upon prices for the clinical and commercial supply of the Licensed Product Candidates to BeiGene do not represent material rights, and therefore are not performance obligations, and such pricing on an aggregate basis represents the SSP an entity would typically pay for such a product in that region or market. There are also no minimum purchase commitments.

The Company estimated the SSP of the Licenses using an income-based valuation approach for the estimated value a licensor of the compounds would receive considering the stage of the compound’s development. The Company believes a change in the assumptions used to determine its best estimate of SSP would not have a significant value or significant impact on the allocation of consideration received.

The transaction price at the inception of the agreement was limited to the $40.0 million upfront payment. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained as of December 31, 2021 and 2020. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the Licensed Product Candidates granted to BeiGene. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

During the year ended December 31, 2020, the Company recognized $31.0 million as collaboration revenue for the amount allocated to the VBR License as substantial completion of the license technology transfer had occurred. The remaining transaction price allocated to the ABI-H2158 and ABI-H3733 Licenses of $9.0 million was recorded as a long-term deferred revenue contract liability on the consolidated balance sheet as of December 31, 2020. Following the discontinuation of development of ABI-H2158 in September 2021, the obligation related to the technology transfer associated with the license of ABI-H2158 was considered to be complete. Accordingly, the Company recognized $6.3 million as collaboration revenue for the amount allocated to ABI-H2158 during the year ended December 31, 2021. The remaining transaction price allocated to the ABI-H3733 License of $2.7 million was recorded as a long-term deferred revenue contract liability on the consolidated balance sheet as of December 31, 2021. Revenue for the remaining performance obligation will be recognized when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733.

Payments to, or reimbursements from, BeiGene related to the Collaboration Activities will be accounted for as an increase to or reduction of research and development expenses when incurred or realized, respectively. During the years ended December 31, 2021 and 2020, the Company did not recognize any increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of December 31, 2021 and 2020, the remaining unamortized contract costs are $0.2 million and $0.8 million, respectively, and are included in other assets on the consolidated balance sheet.

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

The revenue from contracts with customers guidance was considered by analogy in determining the unit of account, and the recognition and measurement of such unit of account for collaborative activities under the Arbutus Agreement and concluded there is one activity, to run an open-label Phase 2 clinical trial, which is akin to performance obligation related to collaborative activities. Reimbursements and cost-sharing portions of this performance obligation will be reflected as a reduction of research and development expense when realized in the Company’s consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. The Company recognized a reduction of research and development expense of $2.0 million and $0.2 million under the Arbutus Agreement during the years ended December 31, 2021 and 2020, respectively.

Antios Agreement

In July 2021, the Company and Antios Therapeutics, Inc. (Antios) entered into a Clinical Trial Collaboration Agreement (the Antios Agreement) to collaborate on a clinical trial of a combination therapy using either or both of the Company’s core inhibitors, VBR and ABI-H2158, and Antios’s active site polymerase inhibitor nucleotide ATI-2173 for the treatment of HBV. Assembly and Antios will individually be responsible for the study’s manufacturing costs but will equally share the remaining costs of the study. The Antios Agreement does not bind either party to conducting a collaboration trial or collaboration trial cohort unless and until a Joint Development Committee (the JDC) formed by both parties decides to initiate a collaboration trial or collaboration trial cohort. Due to the discontinuation of development of ABI-H2158 in September 2021, any study under the Antios Agreement would be with VBR.

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

In October 2021, the JDC agreed to initiate a collaboration trial cohort to evaluate a triple combination treatment in patients with chronic HBV infection. There were no costs incurred during the year ended December 31, 2021.

Note 11 – Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than the diligence maintenance fee for that year. A performance milestone totaling $0.1 million was determined to have occurred under this agreement and was paid during the year ended December 31, 2020. Additionally, the Company paid IURTC $0.7 million as a sublicensing fee during the year ended December 31, 2020. No milestone payments were incurred or accrued under the License Agreement during the year ended December 31, 2021. The milestone and license fees are included in research and development expenses in the consolidated statements of operations and comprehensive loss.

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

No amounts were incurred or accrued for this agreement as of and for the years ended December 31, 2021 and 2020. In connection with the wind-down of the Microbiome program, the License and Collaboration Agreement with Therabiome was terminated in January 2021, and the termination became effective in April 2021.

Door Agreement

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

During the years ended December 31, 2021 and 2020, the Company incurred research and development funding of $1.8 million and $0.3 million, respectively. Additionally, a performance milestone totaling $0.2 million was determined to have occurred under this agreement and was paid during the year ended December 31, 2021.

Under the consolidation accounting standard, the Company determined that Door Pharma is a VIE. The Company does not have the power to direct the activities that most significantly affect the economic performance of Door Pharma and as such the Company is not the primary beneficiary and consolidation is not required. As of December 31, 2021, the Company has not provided financial or other support to Door Pharma that was not contractually required.

Note 12 - Income Taxes

Income tax benefit is as follows (in thousands):

	As of December 31,
	2021	2020
Federal:
Current	—	—
Deferred	1,160	—
	$1,160	$—
State:
Current	—	—
Deferred	1,371	—
	$1,371	$—
Income tax benefit	$2,531	$—

The effective tax rate of our provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2021	2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	5.8	6.1
Research and development tax credits	2.3	2.2
Return to provision adjustments	(0.2)	4.3
Other	(0.6)	0.1
Uncertain tax positions	(0.5)	2.2
Impairment of goodwill	(2.0)	—
Stock-based compensation	(4.5)	0.7
Change in valuation allowance	(19.4)	(36.6)
Income taxes benefit	1.9%	0.0%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Federal and state-operating loss carryforwards	$133,671	$108,236
Stock-based compensation	11,082	16,563
Operating lease liabilities	1,656	2,600
Research and development credits	11,106	8,872
Other	1,125	2,317
Total deferred tax assets	158,640	138,588
Valuation allowance	(157,095)	(131,332)
Deferred tax asset, net of valuation allowance	$1,545	$7,256

Deferred tax liabilities:
In-process research and development	$—	$(7,443)
Operating lease right-of-use assets	(1,545)	(2,344)
Total deferred tax liabilities	(1,545)	(9,787)
Net deferred tax liability	$—	$(2,531)

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The valuation allowance increased by $25.8 million and $22.8 million for the years ended December 31, 2021 and 2020, respectively, primarily due to an increase in the Company’s federal and state-operating loss carryforwards. The in-process research and development deferred tax liability was recorded in connection with the merger with Assembly Pharmaceuticals, Inc. in 2014 and relates to the difference between the carrying amount of in-process research and development for financial statement purposes relative to the amount used for income tax purposes. The impairment of the Company’s in-process research and development asset resulted in the deferred tax liability related to this indefinite-lived intangible asset no longer being considered a source of income when assessing the realizability of the Company’s deferred tax assets. This resulted in the recognition of a $2.5 million income tax benefit with a corresponding reduction to the Company’s valuation allowance during the year ended December 31, 2021.

Net operating loss and tax credit carryforwards as of December 31, 2021 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$346,847	Indefinite
Net operating losses, federal (pre January 1, 2018)	123,552	2027 - 2037
Net operating loss, state (Indefinite)	880	Indefinite
Net operating loss, state (Definite)	545,256	2031 - 2041
Research and development tax credits, federal	10,845	2028 - 2041
Research and development tax credits, state	4,174	Indefinite

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company has performed an ownership change study through December 31, 2020 and has determined that a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company has adjusted its net operating loss carryovers to appropriately reflect any attributes which will expire due to the limitation. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2020. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

	As of December 31,
	2021	2020
Balances as of beginning of year	$2,655	$6,070
Increases related to prior year tax positions	1	—
Decreases related to prior year tax positions	(82)	(4,162)
Increases related to current year tax positions	663	747
Balances as of end of year	$3,237	$2,655

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

The Company files income tax returns in the U.S. federal, California and other state and foreign jurisdictions and is not currently under examination by federal, state, or local taxing authorities for any open tax years. Due to net operating loss carryforwards, all years effectively remain open for income tax examination by tax authorities in the U.S. and states in which the Company files tax returns.

Note 13 - Leases

Operating Leases

The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The sub-sublease contains scheduled rent increases over the lease term. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023. In February 2021, the Company subleased substantially all of the office space under lease in Carmel, Indiana for the remainder of its term. The Company also leased office and laboratory space in Groton, Connecticut that supported the Microbiome program under a lease that expired in June 2021. Due to the wind-down of the Microbiome program, the lease was not renewed. The Company’s China subsidiary leased office space and lab space in Shanghai, which the Company let expire in March 2021 and December 2020, respectively. The Company’s also leased office space in Beijing under a lease agreement which the Company let expire in December 2021. The Company’s China subsidiary leases registrational offices in Shanghai and Beijing under leases which expire in May 2022 and October 2022, respectively. Certain lease contracts contain renewal clauses that the Company assesses on a case-by-case basis. The Company also leases certain laboratory equipment accounted for as operating leases expiring at various dates, with the final lease expiring in 2024. In February 2021, the Company purchased substantially all of the leased equipment used for the Microbiome program from its leasing agency and sold this equipment to third parties (see Note 7).

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

At December 31, 2021, the Company had operating lease liabilities of $6.5 million and right-of-use assets of $6.0 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Year Ended December 31,
	2021	2020
Lease cost
Operating lease cost	$3,840	$5,214
Short-term lease cost	268	401
Variable lease cost	1,317	1,468
Sublease income	(142)	—
Total lease cost, net	$5,283	$7,083

	Year Ended December 31,
	2021	2020
Operating cash flows from operating leases	$3,786	$4,513
ROU assets exchanged for new operating lease liabilities	$126	$1,302

As of December 31, 2021, the weighted-average remaining lease term for operating leases was 1.9 years and the weighted-average discount rate for operating leases was 9.7%.

As of December 31, 2021, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2022	3,643
2023	3,491
2024	10
Total	7,144
Less: present value discount	(668)
Operating lease liabilities	$6,476

Note 14 - Employee Benefit Plan

In January 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. In both 2021 and 2020, the Company made discretionary matching contributions of $0.9 million.