Form 10-Q
period 2022-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2022-05-12
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 9, 2022, there were 48,216,473 shares of the registrant’s common stock outstanding.

References to Assembly Biosciences, Inc.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” or “the Board” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchanges Commission (SEC) on March 11, 2022 (2021 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•

our ability to initiate and complete clinical trials involving our therapeutic product candidates, including studies contemplated by our clinical collaboration agreements, in the currently anticipated timeframes;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$51,174	$45,627
Marketable securities - short-term	71,826	101,000
Accounts receivable from collaborations	524	336
Prepaid expenses and other current assets	7,253	7,241
Total current assets	130,777	154,204

Marketable securities - long-term	23,459	27,972
Property and equipment, net	1,019	1,139
Operating lease right-of-use (ROU) assets	5,300	6,042
Other assets	2,175	1,703
Total assets	$162,730	$191,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,407	$2,659
Accrued research and development expenses	3,596	3,400
Other accrued expenses	2,499	6,863
Operating lease liabilities - short-term	3,207	3,151
Total current liabilities	10,709	16,073

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	2,497	3,325
Total liabilities	15,939	22,131

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 48,132,937 and 48,120,437 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	802,170	800,728
Accumulated other comprehensive loss	(908)	(419)
Accumulated deficit	(654,519)	(631,428)
Total stockholders' equity	146,791	168,929
Total liabilities and stockholders' equity	$162,730	$191,060

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating expenses
Research and development	$17,205	$18,554
General and administrative	5,957	8,704
Total operating expenses	23,162	27,258
Loss from operations	(23,162)	(27,258)

Other income
Interest and other income, net	71	58
Total other income	71	58
Net loss	$(23,091)	$(27,200)

Other comprehensive loss
Unrealized loss on marketable securities	(489)	(1)
Comprehensive loss	$(23,580)	$(27,201)

Net loss per share, basic and diluted	$(0.48)	$(0.69)
Weighted average common shares outstanding, basic and diluted	48,123,930	39,679,734

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock for settlement of restricted stock units (RSUs)	12,500	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(489)	—	(489)
Stock-based compensation	—	—	1,442	—	—	1,442
Net loss	—	—	—	—	(23,091)	(23,091)
Balance as of March 31, 2022	48,132,937	$48	$802,170	$(908)	$(654,519)	$146,791

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	5,991,858	6	34,131	—	—	34,137
Issuance of common stock for settlement of RSUs	86,146	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	(270)	—	—	(270)
Net loss	—	—	—	—	(27,200)	(27,200)
Balance as of March 31, 2021	40,104,684	$40	$776,248	$(271)	$(528,773)	$247,244

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(23,091)	$(27,200)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	120	107
Stock-based compensation	1,443	(286)
Net amortization of investments in marketable debt securities	149	92
Non-cash rent expense	893	1,135
Loss on disposal of property and equipment	—	1,611
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(188)	1,027
Prepaid expenses and other current assets	(12)	303
Other assets	(472)	358
Accounts payable	(1,252)	(1,036)
Accrued research and development expenses	196	(102)
Other accrued expenses	(4,365)	(8,312)
Operating lease liabilities	(923)	(1,041)
Net cash used in operating activities	(27,502)	(33,344)

Cash flows from investing activities
Purchases of property and equipment	—	(3,078)
Proceeds from sale of property and equipment	—	857
Purchases of marketable securities	(3,951)	(49,213)
Proceeds from maturities of marketable securities	30,000	66,450
Proceeds from sale of marketable securities	7,000	3,000
Net cash provided by investing activities	33,049	18,016

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	34,137
Net cash provided by financing activities	—	34,137

Net increase in cash and cash equivalents	5,547	18,809
Cash and cash equivalents at the beginning of the period	45,627	59,444
Cash and cash equivalents at the end of the period	$51,174	$78,253
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$—	$42
Remeasurement of lease liabilities arising from modification of ROU assets	$—	$(788)

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a clinical-stage biotechnology company advancing a novel class of oral therapeutic candidates for the treatment of chronic hepatitis B virus (HBV) infection and other viral diseases. The Company operates in one segment and is headquartered in South San Francisco, California, with operations in California and China. Prior to the Company’s wind-down of its Microbiome program in January 2021, the Company also had operations in Connecticut.

The Company’s research and development programs are pursuing multiple drug candidates that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with HBV. The Company has discovered several novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core (HBc) protein in a way that affects assembly and stability of HBV nucleocapsids and is currently advancing an early-stage program evaluating a novel small molecule approach to inhibit entry for both HBV and hepatitis delta viruses.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, proceeds from the exercise of warrants and stock options, issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these unaudited condensed consolidated financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility resulting from the global novel coronavirus disease (COVID-19) pandemic or other factors could also adversely impact the Company’s ability to access capital when and as needed.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the 2021 Annual Report. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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

Estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of costs incurred but not yet invoiced for research and development accruals, recoverability and useful lives of our long-lived assets, amounts receivable under collaboration agreements, measurement of operating lease liabilities, and the fair value of stock options, stock appreciation rights, and RSUs granted to employees, directors, and consultants.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible these external factors could have an effect on the Company’s estimates and could cause actual results to differ materially from those estimates and assumptions.

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of the Company’s business, including where and how the Company’s employees work in its labs and offices and how and when the Company’s nonclinical and clinical studies are conducted. Early in the pandemic, the Company’s clinical and preclinical studies were largely unaffected, but as the pandemic has continued, the Company has experienced enrollment delays for two of its multi-drug combination clinical studies, delayed animal studies and delayed shipping of compounds necessary for the Company’s research programs. Although the clinical studies that experienced enrollment delays are now fully enrolled, the lockdowns resulting from China’s strict “zero covid” policy are also impacting execution of one of these multi-drug clinical studies. The Company relies on contract research organizations (CROs), some of which are in China and India. While these CROs have experienced pandemic-related impacts from time to time, the latest shutdowns in China have impacted the Company more than earlier in the pandemic. The Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

In addition, the study plan of the Company’s triple combination study with Antios Therapeutics, Inc. (Antios) initially included a site in Ukraine, but the study will no longer be conducted there due to the instability resulting from Russia’s invasion. These changes to the Company’s study plan will result in a delayed data readout.

Income Taxes

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) has taken effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. The Company prepared an analysis of the tax impact of capitalizing and amortizing these costs over the required periods and for calendar year 2022, it is expecting to be in a loss position after the estimated addback.

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

     A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss	$(23,091)	$(27,200)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted	48,123,930	39,679,734
Net loss per share - basic and diluted	$(0.48)	$(0.69)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	March 31,
	2022	2021
Options to purchase common stock	7,475,876	7,382,515
Common stock subject to purchase under our Employee Stock Purchase Plan (ESPP)	129,107	44,870
Unvested RSUs	1,553,755	666,574
Total	9,158,738	8,093,959

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

Investments in marketable securities consisted of the following (in thousands):

	March 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$48,361	$—	$—	$48,361
Total cash equivalents	48,361	—	—	48,361
Short-term marketable securities
U.S. and foreign corporate debt securities	4,097	—	(63)	4,034
Asset-backed securities	21,978	—	(97)	21,881
U.S. and foreign commercial paper	45,913	—	(2)	45,911
Total short-term marketable securities	71,988	—	(162)	71,826
Long-term marketable securities
U.S. and foreign corporate debt securities	14,966	—	(280)	14,686
U.S. treasury securities	8,966	—	(193)	8,773
Total long-term marketable securities	23,932	—	(473)	23,459
Total cash equivalents and marketable securities	$144,281	$—	$(635)	$143,646

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	7,015	—	(2)	7,013
Asset-backed securities	29,097	—	(38)	29,059
U.S. and foreign commercial paper	64,929	—	(1)	64,928
Total short-term marketable securities	101,041	—	(41)	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	19,117	—	(74)	19,043
U.S. treasury securities	8,960	—	(31)	8,929
Total long-term marketable securities	28,077	—	(105)	27,972
Total cash equivalents and marketable securities	$171,625	$—	$(146)	$171,479

Short-term marketable securities held as of March 31, 2022 had contractual maturities of less than one year. Long-term marketable securities held as of March 31, 2022 had contractual maturities of at least one year but less than two years.

Realized gains and losses for the three months ended March 31, 2022 and 2021 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of March 31, 2022.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$48,361	$—	$—	$48,361
Total cash equivalents	48,361	—	—	48,361
Short-term marketable securities
U.S. and foreign corporate debt securities	—	4,034	—	4,034
Asset-backed securities	—	21,881	—	21,881
U.S. and foreign commercial paper	—	45,911	—	45,911
Total short-term marketable securities	—	71,826	—	71,826
Long-term marketable securities
U.S. and foreign corporate debt securities	—	14,686	—	14,686
U.S. treasury securities	—	8,773	—	8,773
Total long-term marketable securities	—	23,459	—	23,459
Total assets measured at fair value	$48,361	$95,285	$—	$143,646

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	—	7,013	—	7,013
Asset-backed securities	—	29,059	—	29,059
U.S. and foreign commercial paper	—	64,928	—	64,928
Total short-term marketable securities	—	101,000	—	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	—	19,043	—	19,043
U.S. treasury securities	—	8,929	—	8,929
Total long-term marketable securities	—	27,972	—	27,972
Total assets measured at fair value	$42,507	$128,972	$—	$171,479

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Accrued expenses:
Accrued compensation	$2,161	$6,426
Accrued professional fees and other	338	437
Total accrued expenses	$2,499	$6,863

Note 5 – Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. During the three months ended March 31, 2021, the Company sold 5,991,858 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $34.1 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock under the 2020 ATM during the three months ended March 31, 2022.

Note 6 – Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In May 2021, the Company’s stockholders approved an amendment to the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (2018 Plan) that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 6,600,000 and an Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan (the 2018 ESPP) that, among other things, increased the number of shares of common stock reserved to an aggregate of 1,300,000.

As of March 31, 2022, the Company had awards outstanding under the following shareholder-approved plans: the 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of March 31, 2022, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the Assembly Biosciences, Inc. 2019 Inducement Award Plan and the Assembly Biosciences, Inc. 2020 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the three months ended March 31, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,161,901	$11.77	6.4	$53
Granted	1,479,550	2.29
Forfeited	(141,264)	16.46
Expired	(24,311)	26.86
Outstanding as of March 31, 2022	7,475,876	$9.76	6.9	$6
Options vested and exercisable as of March 31, 2022	4,120,830	$12.87	5.1	$—

The weighted-average grant-date fair value of options granted was $1.63 and $3.15 during the three months ended March 31, 2022 and 2021, respectively. There were no options exercised during the three months ended March 31, 2022 or 2021.

RSUs

A summary of the Company’s RSUs and related information for the three months ended March 31, 2022 is as follows:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2021	970,339	$7.04
Granted	730,275	2.30
Vested	(92,286)	12.10
Forfeited	(54,573)	6.81
Nonvested as of March 31, 2022	1,553,755	$4.96

The total fair value of RSUs vested and settled during the three months ended March 31, 2022 and 2021 was $1.1 million and $2.5 million, respectively. The total intrinsic value of RSUs vested and settled during the three months ended March 31, 2022 and 2021 was $0.2 million and $0.6 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its chief executive officer. On March 31, 2021, 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. On July 31, 2021, an additional 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. The outstanding 50,000 awards with an aggregate fair value of $0.4 million vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of March 31, 2022.

In July 2021, the Company granted a total of 324,214 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including its executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of March 31, 2022.

In March 2022, the Company granted 255,000 RSUs with market-based vesting conditions to members of management, including its executive officers. The awards had a grant date fair value of $0.4 million and are being recognized over the derived service period of 1.5 years and vest upon the achievement of certain market-based conditions which have not been achieved as of March 31, 2022. Stock-based compensation expense for the awards was nominal during the three months ended March 31, 2022.

ESPP

There were no shares purchased under the 2018 ESPP during the three months ended March 31, 2022 or 2021.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2022	2021
Exercise price	$1.53 - $2.45	$4.33 - $5.79
Expected volatility	79.2% - 81.6%	81.4% - 91.2%
Risk-free rate	1.41% - 2.48%	0.50% - 1.37%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Expected dividend yield	0%	0%

The fair value of RSUs granted is determined based on the price of the Company’s common stock on the date of grant. The fair value of market-based RSUs granted is determined using the Monte-Carlo simulation model.

The fair value of ESPP purchase rights were not material for any period presented.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	$778	$(2,091)	(1)
General and administrative	665	1,805
Total stock-based compensation expense	$1,443	$(286)
(1)

Includes the reversal of previously recognized stock-based compensation expense of $3.6 million related to forfeited awards of terminated employees, $2.7 million of which resulted from the wind-down of the Company’s Microbiome program.

As of March 31, 2022, there was $10.9 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.8 years.

Note 7 - Collaboration Agreements

BeiGene Agreement

In July 2020, the Company and BeiGene, Ltd. (BeiGene) entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel core inhibitor product candidates VBR, ABI-H2158 and ABI-H3733 (the Licensed Product Candidates) for chronic HBV infection in the People’s Republic of China, Hong Kong, Taiwan and Macau.

As of March 31, 2022 the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the ABI-H3733 License. The transaction price allocated to ABI-H3733 of $2.7 million was recognized as a long-term deferred revenue contract liability as of both March 31, 2022 and December 31, 2021, and will be recognized as revenue when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733. During the three months ended March 31, 2022 and 2021, the Company did not recognize any revenue or increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement in 2020. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of March 31, 2022 and December 31, 2021, the remaining unamortized contract costs are $0.2 million and are included in other assets on the condensed consolidated balance sheet.

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (the Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, PK and antiviral activity of the triple combination of VBR, AB-729 and an NrtI compared to the double combinations of VBR with an NrtI and AB-729 with an NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma share responsibility for the costs of the trial equally, excluding manufacturing supply which are the burden of each company to supply their respective drugs, VBR and AB-729.

During the three months ended March 31, 2022 and 2021, the Company recognized a reduction of research and development expenses of $0.6 million and $0.5 million, respectively, under the Arbutus Biopharma Agreement.

Antios Agreement

In July 2021, the Company and Antios entered into a Clinical Trial Collaboration Agreement (the Antios Agreement) to collaborate on a triple combination therapy using VBR and Antios’s active site polymerase inhibitor nucleotide ATI-2173 for the treatment of HBV. Assembly and Antios are individually responsible for the study’s manufacturing costs but will equally share the remaining costs of the study.

During the three months ended March 31, 2022, the Company incurred $0.1 million in research and development expenses under the Antios Agreement.

Note 8 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during the three months ended March 31, 2022. No amounts were paid during the three months ended March 31, 2021.

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

In connection with the wind-down of the Microbiome program, the License and Collaboration Agreement with Therabiome was terminated in January 2021, and the termination became effective in April 2021. No amounts were accrued for this agreement as of and for the three months ended March 31, 2022 or 2021.

Door Pharma Agreement

In November 2020, the Company and Door Pharmaceuticals, LLC (Door Pharma) entered into an exclusive, two-year Collaboration Agreement and Sublicense Agreement (collectively, the Door Pharma Agreement) focused on the development of a novel class of HBV inhibitors.

During the three months ended March 31, 2022 and 2021, the Company incurred research and development funding of $0.7 million and $0.4 million, respectively, under the Door Pharma Agreement. No success-based milestones were determined to have occurred under this agreement during the three months ended March 31, 2022 or 2021. The Company terminated the Door Pharma Agreement in May 2022, effective September 2022, to focus its resources on its other internal HBV programs and its programs targeting other viruses.

Under the consolidation accounting standard, the Company determined Door Pharma is a variable interest entity. The Company does not have the power to direct the activities which most significantly affect the economic performance of Door Pharma and as such the Company is not the primary beneficiary and consolidation is not required. As of March 31, 2022, the Company has not provided financial or other support to Door Pharma that was not contractually required.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2021 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the U.S. Securities and Exchange Commission on March 11, 2022 (2021 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” in our 2021 Annual Report and “Part II. Item 1A. Risk Factors” in this report.

Overview

We are a clinical-stage biotechnology company focused on discovery and development of innovative therapeutics targeting hepatitis B virus (HBV) and other viral diseases.

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019. Our research and development organizations are pursuing multiple drug candidates designed to inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with chronic HBV infection. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core protein in a way that affects assembly and stability of HBV nucleocapsids, and we are currently advancing an early-stage program evaluating a novel small molecule approach to inhibit entry for HBV and hepatitis delta virus (HDV). HDV is estimated to impact approximately 5% of those chronically infected with HBV, or approximately 12 million people. In addition, our research organization is working on discovering and developing small molecules targeting an additional novel, currently undisclosed HBV target.

While we continue our efforts to develop finite and curative therapies for patients with chronic HBV and HDV infection, our research organization recently launched an exploratory virology discovery program for compounds directed at a number of non-HBV viral targets. These targets, which we currently expect to disclose in mid-2022, were selected to leverage the deep antiviral expertise and experience of our research and development organizations against diseases with significant unmet medical need.

The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of our business, including where and how our employees work in our labs and offices and how and when our nonclinical and clinical studies are conducted. Early in the pandemic, our clinical and preclinical studies were largely unaffected, but as the pandemic has continued, we have experienced enrollment delays for two of our multi-drug combination clinical studies, delayed animal studies and delayed shipping of compounds necessary for our research programs. Although the clinical studies that experienced enrollment delays are now fully enrolled, the lockdowns resulting from China’s strict “zero covid” policy are also impacting execution of one of these multi-drug clinical studies. We rely on contract research organizations (CROs), some of which are in China and India. While these CROs have experienced pandemic-related impacts from time to time, the latest shutdowns in China have impacted us more than earlier in the pandemic.

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

Our most recently completed study for VBR, Study 211, involved transitioning patients who met the requisite stopping criteria, as determined in collaboration with our lead investigators and the U.S. Food and Drug Administration (FDA), off of therapy to test for sustained virologic response (SVR). SVR refers to sustained viral suppression (more than six months) of HBV DNA below LLOQ and would be consistent with a successful finite treatment for chronic HBV infection. During the trial, it became clear that patients who stopped therapy in Study 211 had not achieved SVR, as all patients relapsed, meaning they had detectable HBV and the dual combination therapy of VBR + NrtI was insufficient to cure chronic HBV infection in the studied population. Based on these results, we terminated Study 211 in the fourth quarter of 2020. We presented follow-up data from Study 211 related to virologic response, safety and resistance following treatment discontinuation, at the European Association for the Study of the Liver’s (EASL) International Liver CongressTM in June 2021 (EASL 2021). At the American Association for the Study of Liver Diseases (AASLD) Annual Meeting in November 2021 (AASLD 2021), we presented additional follow-up data from Study 211 demonstrating that patients had increases of HBV DNA and pgRNA after discontinuation of VBR despite continued NrtI treatment, further supporting that core inhibitors deepen viral suppression in combination with NrtIs. At the EASL International Liver CongressTM in June 2022 (EASL 2022), we plan to present additional VBR data related to the correlation between deeper virologic suppression and fibrosis-4 index in treatment naïve patients with HBeAg positive chronic HBV infection, an evaluation of the drug-drug interaction profile of VBR and an evaluation of the disposition and mass balance recovery of VBR in rats and humans.

Based on discussions with leading viral hepatitis experts, global regulatory discussions and feedback, and, with respect to the China territory, discussions and agreement with our collaboration partner, BeiGene, Ltd. (BeiGene), in early 2021, we decided to not move forward with the global registrational studies for VBR as a chronic suppressive treatment (CST) in combination with NrtI. The decision was made to focus on the greatest unmet medical need of patients, which lies predominantly in cure, rather than CST. As a result, we terminated Study 205 and began to focus our efforts with VBR in combination with NrtI and additional mechanisms targeting finite and curative combination therapy.

We currently have three Phase 2 triple combination studies involving VBR ongoing. These studies are detailed below. See “—Multi-Drug Combination Studies.”

Next Generation Core Inhibitors

ABI-H3733

Our first of two next-generation core inhibitor product candidates, ABI-H3733 (3733), was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from each of VBR, ABI-4334 (4334) and our discontinued core inhibitor product candidate, ABI-H2158 (2158).

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

In addition, at EASL 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158. At EASL 2022, we plan to present 3733’s improved PK profile resulting from new formulation activities.

We expect to initiate a Phase 1b study with the improved formulation of 3733 in patients with chronic HBV infection in the first half of 2022.

ABI-4334

In mid-2021, we announced the selection of 4334, our other next-generation core inhibitor product candidate. As with all of our core inhibitor product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from each of VBR, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021. At EASL 2022, we plan to present preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids.

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

Multi-Drug Combination Studies

We believe that core inhibitors and NrtI will be central to finite and curative therapies for chronic HBV infection. Therefore, as we continue to develop and advance our current and future core inhibitors through clinical studies, we plan to conduct multi-drug combination studies in parallel that add additional drugs (or compounds) with nonoverlapping mechanisms of action to the core inhibitor + NrtI antiviral backbone. We currently have three ongoing triple combination studies.

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

Our second triple combination study evaluates VBR and NrtI in combination with interferon in treatment-naïve HBeAg positive subjects. This study was also initiated in the first quarter of 2021 and completed enrollment in March 2022. We expect to share interim on-treatment results from this study in the second half of 2022.

Our third triple combination study is being conducted pursuant to a Clinical Trial Collaboration Agreement with Antios Therapeutics, Inc. (Antios) to evaluate ATI-2173, Antios’s investigational proprietary active site polymerase inhibitor nucleotide (ASPIN), VBR and tenofovir disoproxil fumarate, an NrtI. This multi-center, double-blinded, placebo-controlled study to explore the safety, PK and antiviral activity of this all-oral triple combination. This study, which will enroll ten treatment-naïve or off-treatment HBeAg negative or positive patients in a 12-week treatment study, was initiated in April 2022. The study plan initially included a site in Ukraine, but the study will no longer be conducted there due to the instability resulting from Russia’s invasion. We expect these changes to our study plan to result in a delayed data readout.

Both our first and second triple combination studies have experienced enrollment delays due to the ongoing COVID-19 pandemic. The pandemic has impacted patients and study sites through patient screening delays, travel restrictions and hesitancy to travel to study sites. The pandemic has also impacted our vendors, as our central laboratories have been unable to meet their contractual obligations, and our vendors have experienced staffing constraints and supply chain challenges as they seek to obtain lab kits, reagents and other items necessary to enroll patients in our studies. As a result, we were unable to fully enroll our first and second triple combination studies in 2021 as initially planned; however, enrollment for both of these studies was completed in the first quarter of 2022, and we do not believe these delays will impact interim data readouts for these studies, which remains on schedule in the second half of 2022.

Beyond Core Inhibitors

In addition to the development and advancement of our core inhibitor portfolio and our current and future multi-drug combination studies, our research and development team is working on discovering and developing small molecules to inhibit HBV and HDV viral entry and small molecules targeting an additional novel, currently undisclosed HBV target, which we expect to announce in the first half of 2022, to complement our HBV cure strategy.

HBV/HDV Inhibitor

In March 2022, we announced our new research focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV. While HDV is less well known in the U.S., it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV is a “satellite virus,” because it can only infect people (1) that are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone. The current standard of care treatment for HDV is a large, complex molecule that requires daily injections. Our research team has identified a potential opportunity to develop a safe and effective oral small molecule, which could significantly improve convenience and potentially enhance treatment uptake and diagnosis rates. Based on current progress, our research team’s aim is to nominate a product candidate for development in the first half of 2023.

cccDNA Disruptors

In November 2020, we entered into an exclusive, two-year collaboration and option agreement with Door Pharmaceuticals, LLC (Door Pharma) focused on the development of a novel class of HBV inhibitors, which we terminated in May 2022. The termination will be effective September 2022. Prior to the termination of collaboration with Door Pharma, we worked with Door Pharma on identifying cccDNA disruptors aimed at inhibiting different intra-nuclear steps in the viral replication cycle that complement the activity of our core inhibitors.

We terminated this collaboration to focus our resources on our other internal HBV programs and our programs targeting other viruses.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of March 31, 2022, we had an accumulated deficit of $654.5 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

The COVID-19 pandemic resulted in substantially all of our U.S.-based non-research employees working from their homes beginning in mid-March 2020. In addition, we took the additional step of requiring all of our employees be fully vaccinated against COVID-19. As government restrictions have relaxed, our employees began returning to the office during the first quarter of 2022. We have adopted a hybrid working model, which allows our employees flexibility regarding when and how frequently to return to the office.

There has not been any significant interruption to date of essential activities at our offices, including work in our laboratories with proper protections and procedures in place. While we have experienced some shipping delays or shortages of personal protective equipment (PPE) that are important to maintaining normal workflows in our laboratories, we have been able to continue our critical research activities through schedule shifts, use of PPE on-

hand and reallocation of certain resources that allow our employees to practice “social distancing” and comply with applicable laws. Early in the pandemic, our clinical and preclinical studies were largely unaffected, but as the pandemic has continued, we have experienced enrollment delays for two of our multi-drug combination clinical studies, delayed animal studies and delayed shipping of compounds necessary for our research programs. Although the clinical studies that experienced enrollment delays are now fully enrolled, the lockdowns resulting from China’s strict “zero covid” policy are also impacting execution of one of these multi-drug clinical studies. We continually work with our CROs and other vendors to ensure, to the extent possible, that services are provided in a timely manner while also identifying alternative vendors and strategies to utilize in the event that COVID- or third party-related delays threaten our ability to meet our timelines. However, some of our CROs are in China and India, and while these CROs have experienced pandemic-related impacts from time to time, the latest shutdowns in China have impacted us more than earlier in the pandemic. We cannot currently predict the specific extent, duration or full impact the COVID-19 pandemic will have on our ongoing and planned research efforts, clinical studies and other business operations. We continue to monitor the situation regularly for additional potential delays, or modifications to our ongoing and planned studies and, if circumstances warrant, we may adjust our budget and operating plan.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses.

We evaluate our estimates and judgments, including those related to research and development expense and accruals and stock-based compensation, on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates are detailed in our 2021 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2021 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
External expenses:
VBR	$1,921	$5,568	$(3,647)	(65%)
2158	901	2,386	(1,485)	(62%)
3733	1,195	408	787	193%
4334	1,257	558	699	125%
Microbiome	—	488	(488)	(100%)
Research and discovery	2,087	1,148	939	82%
Total external expenses	7,361	10,556	(3,195)	(30%)
Employee and contractor-related expenses	8,185	4,896	3,289	67%
Facility and other expenses	1,659	3,102	(1,444)	(47%)
Total research and development expenses	$17,205	$18,554	$(1,350)	(7%)

Research and development expenses were $17.2 million for the three months ended March 31, 2022 compared to $18.6 million for the same period in 2021. VBR external expenses decreased due to the termination of Studies 211 and 205 and because costs under two of our currently ongoing Phase 2 triple combination studies are being shared with collaboration partners. Decreases in 2158 and Microbiome external expenses were due to the termination of both programs and were largely offset by increases in our external expenses for 3733, 4334 and our research discovery program as we advance those programs. Employee and contractor-related expenses increased by $3.3 million primarily due to the reversal of $3.6 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees during the three months ended March 31, 2021, $2.7 million of which resulted from the wind-down of our Microbiome program. Facility and other expenses consist primarily of rent and maintenance of our premises and other costs which are allocated based on headcount in each department. The decrease in facility and other expenses of $1.4 million is primarily attributable to asset impairment and other charges incurred during the three months ended March 31, 2021 in connection with the wind-down of the Microbiome program.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
General and administrative expenses	$5,957	$8,704	$(2,747)	(32%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

General and administrative expenses were $6.0 million for the three months ended March 31, 2022 compared to $8.7 million for the same period in 2021. General and administrative expenses consist of stock-based compensation expense of $0.7 million for the three months ended March 31, 2022 and $1.8 million for the same period in 2021. The decrease in stock-based compensation expense of $1.1 million was due to a decrease in the grant date fair value of recent option grants, a decrease in the number of employees and a reversal of $0.4 million of previously recognized expense in the three months ended March 31, 2022 related to forfeited awards from terminated employees. We also experienced decreases of $0.7 million in facility-related expenses due to termination of lease agreements related to the Microbiome program, $0.3 million in recruitment expenses due to hiring of fewer employees during the three months ended March 31, 2022 compared to the same period in 2021, $0.3 million in professional fees primarily due to decreases in legal expenses and $0.2 million in salary and benefits primarily attributable to a decrease in headcount.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2022 principally through equity financings, raising an aggregate of $604.6 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Three Months Ended March 31, 2022 and 2021

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
Cash provided by (used in):	2022	2021
Operating activities	$(27,502)	$(33,344)
Investing activities	33,049	18,016
Financing activities	—	34,137

Net Cash from Operating Activities

Net cash used in operating activities was $27.5 million for the three months ended March 31, 2022. This was primarily due to our $23.1 million net loss and a decrease of $4.4 million in other accrued expenses due to payment of our 2021 annual bonuses during the three months ended March 31, 2022.

Net cash used in operating activities was $33.3 million for the three months ended March 31, 2021. This was primarily due to our $27.2 million net loss and a decrease of $8.3 million in other accrued expenses due to payment of our 2020 annual bonuses and accrued severances associated with the wind-down of our Microbiome program, partially offset by a $1.6 million loss on disposal of property and equipment associated with the wind-down of our Microbiome program during the three months ended March 31, 2021.

Net Cash from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2022 was $33.0 million, due to proceeds from sales and maturities of marketable securities, net of purchases.

Net cash provided by investing activities for the three months ended March 31, 2021 was $18.0 million. This was due to proceeds of $20.2 million from sales and maturities of marketable securities, net of purchases, offset by our purchase of leased equipment for $3.1 million that we then sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net Cash from Financing Activities

We did not have any cash flows from financing activities for the three months ended March 31, 2022.

Net cash provided by financing activities for the three months ended March 31, 2021 was $34.1 million resulting from the sale of 5,991,858 shares of our common stock under the 2020 ATM.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. There were no material changes in our commitments under the contractual obligations disclosed in our 2021 Annual Report. Since our inception, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

We have no approved products and depend on the future success of the product candidates in our research and development pipeline. We cannot be certain that we or our collaborators will be able to obtain regulatory approval for, or successfully commercialize, product candidates from our current pipeline or any other product candidates that we may subsequently identify, license or otherwise acquire.

We and our collaborators are not permitted to market or promote any products in the United States, Europe, China or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted a new drug application (NDA) to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the near future.

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

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments have relaxed these measures as case numbers decreased, periodic surges in COVID-19 cases have prompted, and may in the future prompt, many governments to reimplement these restrictions, including in the United States, Europe, India and China, which is currently experiencing severe lockdowns in connection with its zero covid policy. We continue to take precautionary measures intended to minimize our employees’ potential exposure to the virus, including temporarily requiring all employees who can do so to work remotely and suspending all non-essential business travel worldwide for our employees and requiring employees to be fully vaccinated against COVID-19. The majority of our employees continuing to work remotely may disrupt our operations, increase the risk of a cybersecurity incident or otherwise negatively affect our business.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings or debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. However, there is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If we are unable to develop and commercialize any product candidates and generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development and clinical studies, sacrifice attractive business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price.

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

Furthermore, these CROs may also have relationships with other entities, some of which may be our competitors. CRO personnel are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our clinical and nonclinical studies. If these CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical or clinical studies may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates, any of which could materially harm our business, prospects, financial condition and results of operations.

We have international operations, including in China, and conduct clinical studies and discovery research activities outside of the United States, including in Eastern Europe. A number of risks associated with international operations could materially and adversely affect our business.

We expect to be subject to a number of risks related with our international operations, many of which may be beyond our control. These risks include:

•

business interruptions resulting from geopolitical actions such as Russia’s invasion of Ukraine and the resulting war, as well as tariffs, other wars, acts of terrorism, natural disasters or outbreaks of disease;

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	compliance with the FCPA and other anti-corruption and anti-bribery laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes; and
•

foreign currency fluctuations and compliance with foreign currency exchange rules, which could result in increased operating expenses and reduced revenues, and other obligations incident to doing business in another country.

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

Our collaboration partners might delay, prevent or undermine the success of our product candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Assembly Biosciences, Inc. 2022 Corporate Bonus Plan.		Form 8-K	02/04/2022	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

#	Represents management contracts or compensatory plans or arrangements.
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

Assembly Biosciences, Inc.

Date: May 12, 2022	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 12, 2022	By:	/s/ Michael P. Samar
Michael P. Samar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)