Form 10-Q
period 2022-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2022-08-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 4, 2022, there were 48,436,880 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchanges Commission (SEC) on March 11, 2022 (2021 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•

our ability to successfully execute our strategic plan announced on July 20, 2022 to (1) discontinue further development of our first-generation core inhibitor, vebicorvir; (2) advance our next generation core inhibitors, ABI-H3733 and ABI-4334, in clinical studies; (3) prioritize additional research activities, including a small molecule hepatitis B virus/hepatitis delta virus entry inhibitor, small molecule interferon-α receptor agonist and two additional undisclosed viral targets; and (4) reduce the size of our organization to align with the foregoing;

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,063	$45,627
Marketable securities - short-term	73,626	101,000
Accounts receivable from collaborations	523	336
Prepaid expenses and other current assets	7,082	7,241
Total current assets	124,294	154,204

Marketable securities - long-term	11,908	27,972
Property and equipment, net	899	1,139
Operating lease right-of-use (ROU) assets	4,711	6,042
Other assets	1,635	1,703
Total assets	$143,447	$191,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,454	$2,659
Accrued research and development expenses	4,446	3,400
Other accrued expenses	4,750	6,863
Operating lease liabilities - short-term	3,311	3,151
Total current liabilities	14,961	16,073

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	1,773	3,325
Total liabilities	19,467	22,131

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; 48,362,736 and 48,120,437 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	803,910	800,728
Accumulated other comprehensive loss	(998)	(419)
Accumulated deficit	(678,980)	(631,428)
Total stockholders' equity	123,980	168,929
Total liabilities and stockholders' equity	$143,447	$191,060

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating expenses
Research and development	$17,792	$16,749	$34,997	$35,303
General and administrative	6,781	6,917	12,738	15,621
Total operating expenses	24,573	23,666	47,735	50,924
Loss from operations	(24,573)	(23,666)	(47,735)	(50,924)

Other income
Interest and other income, net	112	71	183	129
Total other income	112	71	183	129
Net loss	$(24,461)	$(23,595)	$(47,552)	$(50,795)

Other comprehensive loss
Unrealized loss on marketable securities	(90)	(2)	(579)	(3)
Comprehensive loss	$(24,551)	$(23,597)	$(48,131)	$(50,798)

Net loss per share, basic and diluted	$(0.51)	$(0.55)	$(0.99)	$(1.23)
Weighted average common shares outstanding, basic and diluted	48,293,495	42,876,268	48,208,735	41,286,831

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2022	48,132,937	$48	$802,170	$(908)	$(654,519)	$146,791
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	134,888	—	177	—	—	177
Issuance of common stock for settlement of restricted stock units (RSUs)	94,911	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	1,563	—	—	1,563
Net loss	—	—	—	—	(24,461)	(24,461)
Balance as of June 30, 2022	48,362,736	$48	$803,910	$(998)	$(678,980)	$123,980

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2021	40,104,684	$40	$776,248	$(271)	$(528,773)	$247,244
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	1,458,043	2	6,013	—	—	6,015
Issuance of common stock under ESPP	42,803	—	144	—	—	144
Issuance of common stock for settlement of RSUs	64,908	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,108,621	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	1,988	—	—	1,988
Net loss	—	—	—	—	(23,595)	(23,595)
Balance as of June 30, 2021	43,779,059	$44	$784,391	$(273)	$(552,368)	$231,794

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock under ESPP	134,888	—	177	—	—	177
Issuance of common stock for settlement of RSUs	107,411	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(579)	—	(579)
Stock-based compensation	—	—	3,005	—	—	3,005
Net loss	—	—	—	—	(47,552)	(47,552)
Balance as of June 30, 2022	48,362,736	$48	$803,910	$(998)	$(678,980)	$123,980

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under ATM equity offering program, net of issuance costs	7,449,901	8	40,144	—	—	40,152
Issuance of common stock under ESPP	42,803	—	144	—	—	144
Issuance of common stock for settlement of RSUs	151,054	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,108,621	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	1,718	—	—	1,718
Net loss	—	—	—	—	(50,795)	(50,795)
Balance as of June 30, 2021	43,779,059	$44	$784,391	$(273)	$(552,368)	$231,794

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(47,552)	$(50,795)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	240	227
Stock-based compensation	3,024	1,700
Net amortization of investments in marketable debt securities	214	249
Non-cash rent expense	1,784	2,037
Loss on disposal of property and equipment	—	1,625
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(187)	933
Prepaid expenses and other current assets	159	666
Other assets	68	299
Accounts payable	(205)	(1,732)
Accrued research and development expenses	1,046	(768)
Other accrued expenses	(2,132)	(7,649)
Operating lease liabilities	(1,846)	(1,944)
Net cash used in operating activities	(45,387)	(55,152)

Cash flows from investing activities
Purchases of marketable securities	(15,854)	(84,800)
Proceeds from maturities of marketable securities	46,500	98,950
Proceeds from sale of marketable securities	12,000	3,000
Purchases of property and equipment	—	(3,078)
Proceeds from sale of property and equipment	—	857
Net cash provided by investing activities	42,646	14,929

Cash flows from financing activities
Proceeds from the issuance of common stock under ESPP	177	144
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	40,152
Net cash provided by financing activities	177	40,296

Net (decrease) increase in cash and cash equivalents	(2,564)	73
Cash and cash equivalents at the beginning of the period	45,627	59,444
Cash and cash equivalents at the end of the period	$43,063	$59,517
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$171	$126
Remeasurement of lease liabilities arising from modification of ROU assets	$—	$(788)

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

The Company’s research and development programs are pursuing multiple drug candidates that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with HBV. The Company has discovered several novel core inhibitors, which are small molecules that directly target and allosterically modify the HBV core (HBc) protein in a way that affects assembly and stability of HBV nucleocapsids and is currently advancing early-stage programs evaluating (1) a novel small molecule approach to inhibit entry for both HBV and hepatitis delta viruses (HDV), (2) a novel, small molecule interferon-α receptor (IFNAR) agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing and (3) two additional undisclosed viral targets.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the 2021 Annual Report. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of the Company’s business, including where and how the Company’s employees work in its labs and offices and how and when the Company’s nonclinical and clinical studies are conducted. Early in the pandemic, the Company’s clinical and nonclinical studies were largely unaffected, but as the pandemic has continued, its impacts have increased. Certain nonclinical animal studies and shipping of compounds necessary for the Company’s research programs have been delayed, and conduct of Study 203, which is currently in the process of being closed, has also been impacted by the shutdowns occurring in the first half of 2022 in China.

The Company relies on contract research organizations (CROs), some of which are in China and India, and these CROs have experienced pandemic-related impacts from time to time. The Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s results may be adversely affected.

In addition to the Company’s CROs in China and India, the Company also contracts with a CRO in Ukraine, which shut down operations due to Russia’s invasion of Ukraine. Though this CRO has resumed operations, the Company has reallocated certain work to other global CROs incase the CRO shuts down operations again.

Income Taxes

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the IRC (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the U.S to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision is not expected to have a significant impact to the consolidated financial statements.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(24,461)	$(23,595)	$(47,552)	$(50,795)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted (1)	48,293,495	42,876,268	48,208,735	41,286,831
Net loss per share - basic and diluted	$(0.51)	$(0.55)	$(0.99)	$(1.23)

         (1) All pre-funded warrants were exercised in 2021.

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	June 30,
	2022	2021
Options to purchase common stock	7,370,204	6,538,401
Common stock subject to purchase under ESPP	92,555	40,690
Unvested RSUs	1,516,609	607,788
Total	8,979,368	7,186,879

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$39,718	$—	$—	$39,718
Total cash equivalents	39,718	—	—	39,718
Short-term marketable securities
U.S. and foreign corporate debt securities	15,736	—	(326)	15,410
Asset-backed securities	16,882	—	(60)	16,822
U.S. and foreign commercial paper	41,395	—	(1)	41,394
Total short-term marketable securities	74,013	—	(387)	73,626
Long-term marketable securities
U.S. and foreign corporate debt securities	3,273	—	(95)	3,178
U.S. treasury securities	8,973	—	(243)	8,730
Total long-term marketable securities	12,246	—	(338)	11,908
Total cash equivalents and marketable securities	$125,977	$—	$(725)	$125,252

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	7,015	—	(2)	7,013
Asset-backed securities	29,097	—	(38)	29,059
U.S. and foreign commercial paper	64,929	—	(1)	64,928
Total short-term marketable securities	101,041	—	(41)	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	19,117	—	(74)	19,043
U.S. treasury securities	8,960	—	(31)	8,929
Total long-term marketable securities	28,077	—	(105)	27,972
Total cash equivalents and marketable securities	$171,625	$—	$(146)	$171,479

Short-term marketable securities held as of June 30, 2022 had contractual maturities of less than one year. Long-term marketable securities held as of June 30, 2022 had contractual maturities of at least one year but less than two years.

Realized gains and losses for the three and six months ended June 30, 2022 and 2021 were not significant. None of the Company’s investments have been in a continuous unrealized loss position for more than 12 months as of June 30, 2022.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$39,718	$—	$—	$39,718
Total cash equivalents	39,718	—	—	39,718
Short-term marketable securities
U.S. and foreign corporate debt securities	—	15,410	—	15,410
Asset-backed securities	—	16,822	—	16,822
U.S. and foreign commercial paper	—	41,394	—	41,394
Total short-term marketable securities	—	73,626	—	73,626
Long-term marketable securities
U.S. and foreign corporate debt securities	—	3,178	—	3,178
U.S. treasury securities	—	8,730	—	8,730
Total long-term marketable securities	—	11,908	—	11,908
Total assets measured at fair value	$39,718	$85,534	$—	$125,252

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	—	7,013	—	7,013
Asset-backed securities	—	29,059	—	29,059
U.S. and foreign commercial paper	—	64,928	—	64,928
Total short-term marketable securities	—	101,000	—	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	—	19,043	—	19,043
U.S. treasury securities	—	8,929	—	8,929
Total long-term marketable securities	—	27,972	—	27,972
Total assets measured at fair value	$42,507	$128,972	$—	$171,479

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Accrued expenses:
Accrued compensation	$4,406	$6,426
Accrued professional fees and other	344	437
Total accrued expenses	$4,750	$6,863

Note 5 – Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. The Company did not sell any shares of common stock under the 2020 ATM during the six months ended June 30, 2022. During the six months ended June 30, 2021, the Company sold 7,449,901 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $40.2 million, after deducting commissions, fees and expenses.

Note 6 – Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In May 2022, the Company’s stockholders approved an amendment to the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (2018 Plan) that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 8,600,000 and an amendment and restatement to the Fifth Amended and Restated Certificate of Incorporation to increase the authorized number of shares of common stock to 150,000,000.

As of June 30, 2022, the Company had awards outstanding under the following shareholder-approved plans: the 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of June 30, 2022, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the Assembly Biosciences, Inc. 2019 Inducement Award Plan and the Assembly Biosciences, Inc. 2020 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the six months ended June 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,161,901	$11.77	6.4	$53
Granted	1,736,150	2.21
Forfeited	(527,847)	18.08
Outstanding as of June 30, 2022	7,370,204	$9.07	6.9	$98
Options vested and exercisable as of June 30, 2022	4,126,895	$12.05	5.1	$—

The weighted-average grant-date fair value of options granted was $1.57 and $3.12 during the six months ended June 30, 2022 and 2021, respectively. There were no options exercised during the three and six months ended June 30, 2022 or 2021.

RSUs

A summary of the Company’s RSUs and related information for the six months ended June 30, 2022 is as follows:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2021	970,339	$7.04
Granted	730,275	2.10
Vested	(107,411)	13.11
Forfeited	(76,594)	6.08
Nonvested as of June 30, 2022	1,516,609	$4.28

The total fair value of RSUs vested and settled during the six months ended June 30, 2022 and 2021 was $1.4 million and $2.8 million, respectively. The total intrinsic value of RSUs vested and settled during the six months ended June 30, 2022 and 2021 was $0.2 million and $0.7 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its chief executive officer. On March 31, 2021, 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. On July 31, 2021, an additional 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. The outstanding 50,000 awards with an aggregate fair value of $0.4 million vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of June 30, 2022.

In July 2021, the Company granted a total of 324,214 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including its executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of June 30, 2022.

In March 2022, the Company granted 255,000 RSUs with market-based vesting conditions to members of management, including its executive officers. The awards had a grant date fair value of $0.4 million and are being recognized over the derived service period of 1.5 years and vest upon the achievement of certain market-based conditions which have not been achieved as of June 30, 2022. The Company recognized stock-based compensation expense of $0.1 million for these RSUs during the three and six months ended June 30, 2022.

ESPP

Employees purchased 134,888 and 42,803 shares of common stock under the 2018 ESPP during the six months ended June 30, 2022 and 2021, respectively.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Exercise price	$1.68 - $2.06	$4.03 - $4.16	$1.53 - $2.45	$4.03 - $5.79
Expected volatility	78.9% - 81.7%	80.7% - 88.9%	78.9% - 81.7%	80.7% - 91.2%
Risk-free rate	2.48% - 3.02%	0.93% - 1.34%	1.41% - 3.02%	0.50% - 1.37%
Expected term (years)	5.5 - 7.5	5.5 - 7.5	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

The fair value of RSUs granted is determined based on the price of the Company’s common stock on the date of grant. The fair value of market-based RSUs granted is determined using the Monte-Carlo simulation model.

The fair value of ESPP purchase rights and stock appreciation rights was not material for any period presented.

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$654	$743	$1,431	$(1,348)	(1)
General and administrative	927	1,243	1,593	3,048
Total stock-based compensation expense	$1,581	$1,986	$3,024	$1,700
(1)

Includes the reversal of previously recognized stock-based compensation expense of $4.1 million related to forfeited awards of terminated employees, $2.7 million of which resulted from the wind-down of the Company’s Microbiome program in January 2021.

As of June 30, 2022, there was $9.2 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

Note 7 - Collaboration Agreements

BeiGene Agreement

In July 2020, the Company and BeiGene, Ltd. (BeiGene) entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel core inhibitor product candidates vebicorvir (VBR), ABI-H2158 and ABI-H3733 (the Licensed Product Candidates) for chronic HBV infection in the People’s Republic of China, Hong Kong, Taiwan and Macau.

As of June 30, 2022, the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the ABI-H3733 License. The transaction price allocated to ABI-H3733 of $2.7 million was recognized as a long-term deferred revenue contract liability as of both June 30, 2022 and December 31, 2021, and will be recognized as revenue when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733. During the three and six months ended June 30, 2022 and 2021, the Company did not recognize any revenue or increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement in 2020. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of June 30, 2022 and December 31, 2021, the remaining unamortized contract costs are $0.2 million and are included in other assets on the condensed consolidated balance sheet.

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (the Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, pharmacokinetics and antiviral activity of the triple combination of VBR, AB-729 and an NrtI compared to the double combinations of VBR with an NrtI and AB-729 with an NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma share responsibility for the costs of the trial equally, excluding manufacturing supply which are the burden of each company to supply their respective drugs, VBR and AB-729. Assembly is responsible for conducting this clinical trial with Arbutus reimbursing Assembly its share of expenses.

Reimbursements and cost-sharing portions from Arbutus are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2022, the Company recognized a reduction of research and development expenses of $0.6 million and $1.2 million, respectively, under the Arbutus Biopharma Agreement. During the three and six months ended June 30, 2021, the Company recognized a reduction of research and development expenses of $0.4 million and $0.8 million, respectively, under the Arbutus Biopharma Agreement.

Antios Agreement

In July 2021, the Company and Antios Therapeutics, Inc. (Antios) entered into a Clinical Trial Collaboration Agreement (the Antios Agreement) to collaborate on a triple combination therapy using VBR and Antios’s active site polymerase inhibitor nucleotide ATI-2173 for the treatment of HBV. Assembly and Antios were individually responsible for the study’s manufacturing costs but equally shared the remaining costs of the study. Antios was responsible for conducting the clinical trial with Assembly reimbursing Antios its share of expenses. In May 2022, the Company was notified by Antios that ATI-2173 had been placed on clinical hold by the FDA following submission of a safety report involving a patient who received a triple combination of VBR, ATI-2173 and a nucleos(t)ide analog reverse transcriptase inhibitor. Due to the clinical hold, the Company terminated the Antios Agreement effective May 2022.

During the three and six months ended June 30, 2022, the Company incurred $0.2 million and $0.3 million, respectively, in research and development expenses under the Antios Agreement.

Note 8 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during the six months ended June 30, 2022. No amounts were paid during the six months ended June 30, 2021.

Door Pharma Agreement

In November 2020, the Company and Door Pharmaceuticals, LLC (Door Pharma) entered into an exclusive, two-year Collaboration Agreement and Sublicense Agreement (collectively, the Door Pharma Agreement) focused on the development of a novel class of HBV inhibitors. The Company terminated the Door Pharma Agreement in May 2022, effective September 2022, to focus its resources on its other internal HBV programs and its programs targeting other viruses. Under the terms of the Door Pharma Agreement, the Company is obligated to continue to reimburse Door Pharma for certain research and development costs through September 2022. Upon effectiveness of the termination, such reimbursements will cease.

During the three and six months ended June 30, 2022, the Company incurred research and development funding of $0.5 million and $1.2 million, respectively, under the Door Pharma Agreement. During the three and six months ended June 30, 2021, the Company incurred research and development funding of $0.5 million and $0.8 million, respectively, under the Door Pharma Agreement. No success-based milestones were determined to have occurred under this agreement during the six months ended June 30, 2022 or 2021.

Note 9 – Subsequent Events

In July 2022, the Company’s Board of Directors approved a strategic plan to discontinue clinical development of the Company’s first-generation core inhibitor, VBR, and prioritize its resources on its next-generation core inhibitors, ABI-H3733 and ABI-4334, and research activities, including a small molecule HBV and HDV entry inhibitor, a small molecule interferon-α receptor agonist and two additional undisclosed viral targets. The Company intends to align the organization to reflect its refocused pipeline and reduce its workforce by approximately 30%. The Company accrued restructuring charges of $1.0 million as of June 30, 2022 related to severance benefits to executive officers impacted by the restructuring as the severance benefits in their employment agreements were deemed to be probable of being paid. The Company expects to incur an additional $0.7 million in one-time termination severance payments and other employee-related costs associated with the restructuring, which the Company expects to recognize in the second half of 2022. This total of $1.7 million represents the total amount expected to be incurred in connection with the restructuring and is expected to be fully paid by mid-2023. In July 2022, the Company's Board of Directors also approved $2.5 million in retention bonuses to non-executive officers, 525,000 RSUs with performance-based vesting conditions with a grant date fair value of $1.1 million to executive officers and 2,288,200 options with a grant date fair value of $3.2 million to all retained employees, all of which will be recognized in future quarters. The $1.0 million accrued restructuring charges as of June 30, 2022 are included in other accrued expenses on the Company’s condensed consolidated balance sheet, of which $0.5 million are included in research and development expenses and $0.5 million in general and administrative expenses in the condensed consolidated statement of operations and comprehensive loss for the three and six months ended June 30, 2022.

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

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019. Our research and development organizations are pursuing multiple drug candidates designed to inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with chronic HBV infection. We have discovered several novel core inhibitors, which are small molecules that directly target and allosterically modulate the HBV core protein in a way that affects assembly and stability of HBV nucleocapsids and we are currently advancing an early-stage program evaluating a novel small molecule approach to inhibit entry for HBV and hepatitis delta virus (HDV). HDV is estimated to impact approximately 5% of those chronically infected with HBV, or approximately 12 million people. In addition, our research organization is working on discovering and developing a novel, small molecule interferon-α receptor (IFNAR) agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing.

While we continue our efforts to develop finite and curative therapies for patients with chronic HBV and improved chronic therapy for HDV infection, our research organization is advancing early-stage programs evaluating two additional undisclosed virus targets. These targets, which we currently expect to disclose in the third quarter of 2022, were selected to leverage the deep antiviral expertise and experience of our research and development organizations against diseases with significant unmet medical need.

The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of our business, including where and how our employees work in its labs and offices and how and when our nonclinical and clinical studies are conducted. Early in the pandemic, our clinical and nonclinical studies were largely unaffected, but as the pandemic has continued, its impacts have increased. Certain nonclinical animal studies and shipping of compounds necessary for our research programs have each been delayed, and conduct of a clinical study in China (Study 203), which is currently in the process of being closed, has been impacted by the shutdowns occurring in the first half of 2022 in China.

We rely on contract research organizations (CROs), some of which are in China and India. While these CROs have experienced pandemic-related impacts from time to time. In addition to the Company’s CROs in China and India, the Company also contracts with a CRO in Ukraine, which shut down operations due to Russia’s invasion of Ukraine. Though this CRO has resumed operations, we have reallocated certain work to other global CROs incase it shuts down again.

As previously announced, in January 2021, we wound down our Microbiome program to prioritize and focus our resources on our virology programs. Our Microbiome program had been developing a novel class of oral live microbial biotherapeutics candidates designed to treat disorders associated with the microbiome.

Recent Developments

On July 19, 2022, our Board of Directors approved a strategic plan (the Plan) to: (1) discontinue development of our first-generation core inhibitor, vebicorvir (VBR), based on review of interim on-treatment efficacy data from on-going triple combination studies that do not support additional clinical studies; (2) advance our next-generation core inhibitors, ABI-H3733 (3733) and ABI-4334 (4334), in clinical studies; and (3) prioritize research activities, including our HBV/HDV entry inhibitor and IFNAR agonist programs, as well as two additional undisclosed viral targets. The Plan included a reduction of our workforce by 30 employees, resulting in a total of approximately 70 remaining employees. Implementation of the Plan is expected to preserve capital while appropriately resourcing the advancement of 3733, 4334 and our novel research pipeline and to optimize manufacturing of all candidates.

Our Primary Focus: Targeting HBV Core Protein to Achieve a Cure

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of cccDNA, a unique viral DNA moiety that resides in the cell nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought in the HBV field. As a result, most of our HBV research and development efforts to date have focused on discovering and developing compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA. Through our research efforts, we have discovered several chemically distinct series of small molecule core inhibitors that directly target and allosterically inhibit core protein functions.

Vebicorvir

VBR, is licensed from Indiana University. The conduct of our initial Phase 2 studies, Study 201, 202 and 211, is complete. In Study 201 and 202, VBR administered with NrtI therapy demonstrated a favorable safety profile and led to greater viral suppression of both HBV DNA and viral pgRNA than NrtI therapy alone. However, patients who stopped therapy in Study 211 did not achieve sustained virologic response as all patients relapsed, meaning they had detectable HBV off therapy, and the dual combination therapy of VBR + NrtI was insufficient to cure chronic HBV infection in the studied population.

At the American Association for the Study of Liver Diseases (AASLD) Annual Meeting in November 2021 (AASLD 2021), we presented additional follow-up data from Study 211 demonstrating that patients had increases of HBV DNA and pgRNA after discontinuation of VBR despite continued NrtI treatment, further supporting that core inhibitors deepen viral suppression in combination with NrtIs. At the EASL International Liver CongressTM in June 2022 (EASL 2022), we presented additional VBR data related to the correlation between deeper virologic suppression and fibrosis-4 index in treatment naïve patients with HBeAg positive chronic HBV infection, an evaluation of the drug-drug interaction profile of VBR and an evaluation of the disposition and mass balance recovery of VBR in rats and humans.

Based on discussions with leading viral hepatitis experts, global regulatory discussions and feedback, and, with respect to the China territory, discussions and agreement with our collaboration partner, BeiGene, Ltd. (BeiGene), in early 2021, we decided to not move forward with the global registrational studies for VBR as a chronic suppressive therapy (CST) in combination with NrtI. The decision was made to focus on the greatest unmet medical need of patients, which lies predominantly in cure, rather than CST. As a result, we began to focus our efforts with VBR in combination with NrtI and additional mechanisms targeting finite and curative combination therapy.

We currently have three Phase 2 triple combination studies involving VBR ongoing, two of which have been terminated early. These studies are detailed below. See “—Multi-Drug Combination Studies.” In July 2022, we announced that we have discontinued further clinical development of VBR based on review of interim on-treatment efficacy from two triple combination studies.

Next Generation Core Inhibitors

In connection with our discontinuation of the development of VBR, we have prioritized clinical development of the next-generation core inhibitors, 3733 and 4334.

ABI-H3733

Our first of two next-generation core inhibitor product candidates, 3733, was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from each of 4334 and both of our discontinued core inhibitor product candidates, VBR and ABI-H2158 (2158).

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

In June 2022, we initiated a randomized, multi-center, double-blind and placebo-controlled Phase 1b trial of 3733 evaluating the safety, PK and antiviral activity of 3733 in adults with chronic HBV (cHBV) infection. Initial data from this study are anticipated in the second half of 2022.

In addition, at EASL 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158. At EASL 2022, we presented 3733’s improved PK profile resulting from new formulation activities.

ABI-4334

In mid-2021, we announced the selection of 4334, our other next-generation core inhibitor product candidate. As with all of our core inhibitor product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from each of VBR, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021. At EASL 2022, we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids.

Our preclinical work on 4334 is ongoing, with the aim of completing nonclinical studies to support regulatory filings for clinical studies and initiating a Phase 1a clinical study in the second half of 2022 to evaluate safety, tolerability, and PK following single ascending dose and multiple ascending dose administrations in healthy participants.

ABI-H2158

In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity.

Multi-Drug Combination Studies

We believe that core inhibitors and NrtI will be central to finite and curative therapies for chronic HBV infection. Therefore, as we have continued to develop and advance our current and future next-generation core inhibitors through clinical studies, we initiated multi-drug combination studies in parallel that add additional drugs (or compounds) with nonoverlapping mechanisms of action to the first-generation core inhibitor + NrtI antiviral backbone. We currently have three ongoing triple combination studies with VBR, two of which have been discontinued early, as described in more detail below.

Our first triple combination study, Study 204, is being conducted pursuant to a Clinical Trial Agreement with Arbutus Biopharma Corporation (Arbutus Biopharma) and consists of a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, NrtI and AB-729 (Arbutus Biopharma’s investigational RNAi candidate) compared to the double combinations of VBR + NrtI and AB-729 + NrtI in virologically suppressed patients. This clinical study initiated in the first quarter of 2021 and completed enrollment in February 2022. Our second triple combination study, Study 203, was designed to evaluate VBR and NrtI in combination with interferon in treatment-naïve HBeAg positive subjects. This study was also initiated in the first quarter of 2021 and completed enrollment in March 2022.

The interim data from Study 204 and Study 203 indicate that the triple combinations do not show a benefit in multiple key viral parameters compared to the dual combinations without VBR in either study and informed our decision to discontinue further development of VBR. We announced the early termination of Study 203 in July 2022. In consultation with Arbutus Biopharma, our two companies intend to continue Study 204 and evaluate the primary endpoints of safety and tolerability of the combination regimen.

Our third triple combination study was initiated in April 2022 pursuant to a Clinical Trial Collaboration Agreement with Antios Therapeutics, Inc. (Antios) to evaluate ATI-2173, Antios’s investigational proprietary active site polymerase inhibitor nucleotide (ASPIN), VBR and tenofovir disoproxil fumarate, an NrtI. This multi-center, double-blinded, placebo-controlled study was designed to explore the safety, PK and antiviral activity of this all-oral triple combination. This study, which was expected to enroll ten treatment-naïve or off-treatment HBeAg negative or positive patients in a 12-week treatment study, was initiated in April 2022. On May 18, 2022, we were notified by Antios that ATI-2173, Antios’s ASPIN, had been placed on clinical hold by the FDA following submission of a safety report involving a patient who received a triple combination of the VBR + ATI-2173 + NrtI. Effective May 20, 2022, because of the clinical hold, we terminated the Clinical Trial Collaboration Agreement and Antios, as the sponsor, is closing the study.

Study 204 and Study 203 both experienced enrollment delays due to the ongoing COVID-19 pandemic, and conduct of Study 203 has been impacted by the COVID-related shutdowns occurring in the first half of 2022 in China. The pandemic has impacted patients and study sites through patient screening delays, travel restrictions and hesitancy to travel to study sites. The pandemic has also impacted our vendors, as our central laboratories have been unable to meet their contractual obligations, and our vendors have experienced staffing constraints and supply chain challenges as they seek to obtain lab kits, reagents and other items necessary to enroll patients in our studies. Enrollment for both of these studies was completed in the first quarter of 2022, and we do not believe these delays will impact the data readouts for the ongoing Study 204.

Beyond Core Inhibitors

In addition to the development and advancement of our core inhibitor portfolio and our current and future multi-drug combination studies, our research and development team is working on discovering and developing small molecules to inhibit HBV and HDV viral entry and small molecule interferon-α receptor (IFNAR) agonists, to complement our HBV cure strategy.

HBV/HDV Entry Inhibitor

In March 2022, we announced our new research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV. While HDV is less well known in the U.S., it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV is a “satellite virus,” because it can only infect people (1) that are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone. The current standard of care treatment for HDV off-label pegylated interferon injected weekly or, in some regions, a large, complex molecule that requires daily injections. Our research team has identified a potential opportunity to develop a safe and effective oral small molecule, which could significantly improve convenience and potentially enhance treatment uptake and diagnosis rates. Based on current progress, our research team’s aim is to nominate a product candidate for development in the first half of 2023.

IFNAR

In July 2022, we introduced our new research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing. Interferon-α (IFN-α) is a subcutaneous injectable therapy approved for HBV that has demonstrated functional cure of HBV in some HBV patients, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage interferon-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability.

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

We terminated this collaboration to focus resources on our other internal HBV programs and programs targeting other viruses.

Additional Antiviral Opportunities

In addition to our work toward developing finite and curative therapies for patients with chronic HBV infection, our research organization is advancing early-stage programs evaluating two additional undisclosed virus targets. These targets were selected to leverage the deep antiviral expertise and experience of our research and development organizations against diseases with significant unmet medical need.

We expect to disclose more information regarding these discovery programs on additional viral targets in the third quarter of 2022.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of June 30, 2022, we had an accumulated deficit of $679.0 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

There has not been any significant interruption to date of essential activities at our offices, including work in our laboratories with proper protections and procedures in place. While we have experienced some shipping delays or shortages of personal protective equipment (PPE) that are important to maintaining normal workflows in our laboratories, we have been able to continue our critical research activities through schedule shifts, use of PPE on-hand and reallocation of certain resources that allow our employees to practice “social distancing” and comply with applicable laws. Early in the pandemic, our clinical and nonclinical studies were largely unaffected, but as the pandemic has continued, its impacts have increased. Certain nonclinical animal studies and shipping of compounds necessary for our research programs have each been delayed, and conduct of Study 203, which is currently in the process of being closed, has been impacted by the shutdowns occurring in the first half of 2022 in China.

We continually work with our CROs and other vendors to ensure, to the extent possible, that services are provided in a timely manner while also identifying alternative vendors and strategies to utilize in the event that COVID- or third party-related delays threaten our ability to meet our timelines. However, some of our CROs are in China and India, and these CROs have experienced pandemic-related impacts from time to time. We cannot currently predict the specific extent, duration or full impact the COVID-19 pandemic will have on our ongoing and planned research efforts, clinical studies and other business operations. We continue to monitor the situation regularly for additional potential delays, or modifications to our ongoing and planned studies and, if circumstances warrant, we may adjust our budget and operating plan.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2022 and 2021

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
External expenses:
VBR	$1,385	$4,142	$(2,757)	(67%)
2158	264	2,171	(1,907)	(88%)
3733	2,259	196	2,063	1053%
4334	2,143	760	1,383	182%
Research and discovery	2,404	1,551	853	55%
Total external expenses	8,455	8,820	(365)	(4%)
Employee and contractor-related expenses	8,013	6,506	1,507	23%
Facility and other expenses	1,324	1,423	(99)	(7%)
Total research and development expenses	$17,792	$16,749	$1,043	6%

Research and development expenses were $17.8 million for the three months ended June 30, 2022 compared to $16.7 million for the same period in 2021. The increase was primarily driven by external expenses generated from the advancement of 3733, 4334 and our research discovery program. In addition, employee and contractor-related expenses increased by $1.5 million primarily due to increases in salary and benefits as well as accrued severance benefits related to an executive officer associated with the reorganization announced in July 2022. These increases were partially offset by a decrease in VBR’s external expenses due to the termination of Studies 211 and 205 as well as costs under two of our Phase 2 triple combination studies being shared with collaboration partners. The remaining offset relates to a decrease in 2158’s external expenses due to the termination of the program.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
General and administrative expenses	$6,781	$6,917	$(136)	(2%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

General and administrative expenses were comparable with $6.8 million during the three months ended June 30, 2022 and $6.9 million for the same period in 2021. The impact to salaries and benefits associated with the termination of an executive officer as part of the reorganization announced in July 2022 was offset by a reduction in salaries and benefits due to employee turnover.

Comparison of the Six Months Ended June 30, 2022 and 2021

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
External expenses:
VBR	$3,306	$9,710	$(6,404)	(66%)
2158	1,165	4,557	(3,392)	(74%)
3733	3,454	604	2,850	472%
4334	3,400	1,318	2,082	158%
Microbiome	—	488	(488)	(100%)
Research and discovery	4,491	2,699	1,792	66%
Total external expenses	15,816	19,376	(3,560)	(18%)
Employee and contractor-related expenses	16,198	11,402	4,796	42%
Facility and other expenses	2,983	4,525	(1,542)	(34%)
Total research and development expenses	$34,997	$35,303	$(306)	(1%)

Research and development expenses were $35.0 million for the six months ended June 30, 2022 compared to $35.3 million for the same period in 2021. Decreases in external expenses of $3.6 million and facility and other expenses of $1.5 million were materially offset by increases in employee and contractor-related expenses of $4.8 million. The decrease in external expenses was due to the termination of Studies 211 and 205, the termination of the 2158 and the Microbiome program as well as cost savings from sharing costs with our collaboration partners under two of our Phase 2 triple combination studies with VBR. This was partially offset by external expenses generated from the advancement of 3733, 4334 and our research discovery program. The decrease in facility and other expenses of $1.5 million was primarily attributable to asset impairment and other charges incurred in connection with the wind-down of the Microbiome program announced in January 2021. The increase in employee and contractor-related expenses of $4.8 million was primarily due to the reversal of $4.1 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees during the six months ended June 30, 2021, of which $2.7 million resulted from the wind-down of our Microbiome program, as well as increases in salaries and benefits primarily due to accrued severance benefits to an executive officer associated with the reorganization announced in July 2022.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
General and administrative expenses	$12,738	$15,621	$(2,883)	(18%)

General and administrative expenses were $12.7 million for the six months ended June 30, 2022 compared to $15.6 million for the same period in 2021. The decrease in general and administrative expenses primarily relates to a decrease in stock-based compensation expense of $1.4 million due to a decrease in the grant date fair value of recent option grants. We also experienced decreases of $0.6 million in facility-related expenses primarily due to termination of lease agreements related to the wind-down of the Microbiome program in 2021, $0.5 million in professional fees primarily due to decreases in legal expenses and $0.4 million in recruitment expenses due to hiring of fewer employees during six months ended June 30, 2022 compared to the same period in 2021. The impact to salaries and benefits associated with the termination of an executive officer as part of the reorganization announced in July 2022 was offset by a reduction in salaries and benefits due to employee turnover.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2022 principally through equity financings, raising an aggregate of $604.6 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Six Months Ended June 30, 2022 and 2021

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
Cash (used in) provided by:	2022	2021
Operating activities	$(45,387)	$(55,152)
Investing activities	42,646	14,929
Financing activities	177	40,296

Net Cash from Operating Activities

Net cash used in operating activities was $45.4 million for the six months ended June 30, 2022. This was primarily due to our $47.6 million net loss, adjusted for $3.0 million recognized for stock-based compensation expense.

Net cash used in operating activities was $55.2 million for the six months ended June 30, 2021. This was primarily due to our $50.8 million net loss and a decrease of $7.6 million in other accrued expenses due to payment of our 2020 annual bonuses and accrued severances associated with the wind-down of our Microbiome program. These were partially offset by a $1.6 million loss on disposal of property and equipment associated with the wind-down of our Microbiome program during the six months ended June 30, 2021.

Net Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2022 was $42.6 million due to proceeds from sales and maturities of marketable securities, net of purchases.

Net cash provided by investing activities for the six months ended June 30, 2021 was $14.9 million. This was due to proceeds of $17.2 million from sales and maturities of marketable securities, net of purchases, offset by our purchase of leased equipment for $3.1 million that we then sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net Cash from Financing Activities

Cash flows from financing activities were not significant for the six months ended June 30, 2022.

Net cash provided by financing activities for the six months ended June 30, 2021 was $40.2 million resulting from the sale of 7,449,901 shares of our common stock under the 2020 ATM.

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

Our future capital requirements will depend on many factors, including:

•	our ability to successfully execute our Plan, including reducing the size of our organization to align with the Plan;
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

As a result of the COVID-19 pandemic, governments around the world implemented significant measures to control the spread of the virus, including quarantines, travel restrictions, stay-at-home orders and business shutdowns. While governments have relaxed these measures as case numbers decreased, periodic surges in COVID-19 cases have prompted, and may in the future prompt, many governments to reimplement these restrictions, including in the United States, Europe, India and China. We continue to take precautionary measures intended to minimize our employees’ potential exposure to the virus, including requiring employees to be vaccinated against COVID-19 and adopting a hybrid working model allowing our employees flexibility regarding when and how frequently to return to the office. Many of our employees continue to work primarily remotely, which may disrupt our operations, increase the risk of a cybersecurity incident or otherwise negatively affect our business.

In addition to the risks related to the COVID-19 pandemic discussed above, the uncertainty surrounding, and risks created by, the pandemic may have the effect of heightening many of the other risks discussed in this section impacting our operations.

If we fail to achieve the expected financial and operational benefits of our recent reorganization plan, our business and financial position could be materially and adversely affected.

In July 2022, we implemented a corporate reorganization plan designed to reduce our operating expenses, preserve cash and align our resources to support the ongoing clinical development 3733 and nonclinical development of 4334, our HBV/HDV entry inhibitor, our IFNAR agonist and two currently undisclosed viral targets outside of HBV. As part of this reorganization plan, we discontinued clinical development of our first generation core inhibitor, VBR, and implemented a staff reduction of approximately 30%, primarily consisting of our clinical development organization.

The successful implementation of the reorganization activities pursuant to the reorganization plan is subject to a number of assumptions, risks and uncertainties. We may incur additional costs not currently contemplated due to events that may occur as a result of, or that are associated with, the reorganization plan. These reorganization activities may yield unintended consequences, such as the loss of institutional knowledge and expertise, employee attrition beyond the planned reduction in force and a reduction in morale among our remaining employees. The streamlined organization may make it more challenging to achieve our discovery and development goals in the current timelines and may limit our ability to pursue new opportunities and initiatives. As a result, we may not achieve the anticipated benefits of the reorganization, which may have an adverse effect on our results of operations or financial condition.

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

•	different regulatory requirements for drug approvals in foreign countries;
•	different standards of care in various countries that could complicate the evaluation of our product candidates;
•	different U.S. and foreign drug import and export rules;
•	different reimbursement systems and different competitive drugs indicated to treat the indication for which our product candidates are being developed;
•	reduced protection for intellectual property rights in certain countries;
•	unexpected changes in tariffs, trade barriers and regulatory requirements;
•	compliance with the United States Foreign Corrupt Practices Act (the FCPA) and other anti-corruption and anti-bribery laws;
•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•	foreign taxes, including withholding of payroll taxes; and
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

We rely on third-party manufacturers to supply the quantities of VBR, 3733 and 4334 used in our clinical and nonclinical studies. If any product candidate we develop or acquire in the future receives FDA or other regulatory approval, we expect to continue our reliance on one or more third-party contractors to manufacture our products. If, for any reason, we are unable to rely on any third-party sources we have identified to manufacture our product candidates, we would need to identify and contract with additional or replacement third-party manufacturers to manufacture drug substance and drug product for nonclinical, clinical and commercial purposes. We may be unsuccessful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity, the development and sales of our products and our financial performance may be materially and adversely affected.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscape for HBV and HDV is rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We compete with organizations, some with significantly more resources, who are developing competitive product candidates. If our competitors develop effective treatments for HBV, HDV or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects could be materially harmed.

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

We are exposed to the risk of fraud or other misconduct, including failure to:

•	comply with applicable regulations of, and provide accurate information to, the FDA or comparable foreign regulatory authorities;
•	comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities;
•	comply with the FCPA, the U.K. Bribery Act 2010, the PRC Criminal Law, the PRC Anti-unfair Competition Law and other anti-bribery and trade laws;
•	report financial information and data accurately; or
•	disclose unauthorized activities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a)  Exhibits.  The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

3.1	Sixth Amended and Restated Certificate of Incorporation.		Form 8-K	05/27/2022	3.1

10.1#	Amendment No. 5 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.		Form 8-K	05/27/2022	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

#	Represents management contracts or compensatory plans or arrangements.
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

Assembly Biosciences, Inc.

Date: August 9, 2022	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2022	By:	/s/ Michael P. Samar
Michael P. Samar
Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)