Form 10-Q
period 2022-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2022-11-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 3, 2022, there were 48,779,985 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchanges Commission (SEC) on March 11, 2022 (2021 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•
our ability to successfully execute our strategic plan announced on July 20, 2022 to (1) discontinue further development of our first-generation core inhibitor, vebicorvir; (2) advance our next generation core inhibitors, ABI-H3733 and ABI-4334, in clinical studies; (3) prioritize additional research activities targeting a small molecule hepatitis B virus/hepatitis delta virus entry inhibitor, a small molecule interferon-α receptor agonist, a herpes simplex virus type 2 long-acting helicase inhibitor for the treatment of recurrent genital herpes and a pan-herpes polymerase inhibitor to treat multiple transplant-associated herpesviruses infections; and (4) reduce the size of our organization to align with the foregoing;
•
our ability to successfully execute the Chief Executive Officer transition announced on October 5, 2022;
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
•
continued development and commercialization of our hepatitis B virus (HBV) core inhibitor product candidates, if successful, in the China territory will be dependent on, and subject to, our collaboration agreement governing our HBV core inhibitor-related activity in the China territory; and
•
any impact that the COVID-19 pandemic may have on our business and operations, including initiation, enrollment and continuation of our clinical studies or timing of discussions with regulatory authorities.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$54,673	$45,627
Marketable securities - short-term	53,978	101,000
Accounts receivable from collaborations	1,246	336
Prepaid expenses and other current assets	5,181	7,241
Total current assets	115,078	154,204

Marketable securities - long-term	—	27,972
Property and equipment, net	867	1,139
Operating lease right-of-use (ROU) assets	3,958	6,042
Other assets	1,613	1,703
Total assets	$121,516	$191,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,942	$2,659
Accrued research and development expenses	4,462	3,400
Other accrued expenses	5,686	6,863
Operating lease liabilities - short-term	3,371	3,151
Total current liabilities	15,461	16,073

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	918	3,325
Total liabilities	19,112	22,131

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; 48,481,194 and 48,120,437 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	48	48
Additional paid-in capital	805,480	800,728
Accumulated other comprehensive loss	(999)	(419)
Accumulated deficit	(702,125)	(631,428)
Total stockholders' equity	102,404	168,929
Total liabilities and stockholders' equity	$121,516	$191,060

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Collaboration revenue	$—	$6,254	$—	$6,254

Operating expenses
Research and development	18,130	18,474	53,127	53,777
General and administrative	5,271	6,655	18,009	22,276
Total operating expenses	23,401	25,129	71,136	76,053
Loss from operations	(23,401)	(18,875)	(71,136)	(69,799)

Other income
Interest and other income, net	256	72	439	201
Total other income	256	72	439	201
Net loss	$(23,145)	$(18,803)	$(70,697)	$(69,598)

Other comprehensive loss
Unrealized loss on marketable securities	(1)	(15)	(580)	(18)
Comprehensive loss	$(23,146)	$(18,818)	$(71,277)	$(69,616)

Net loss per share, basic and diluted	$(0.48)	$(0.41)	$(1.46)	$(1.63)
Weighted average common shares outstanding, basic and diluted	48,448,399	45,569,276	48,289,501	42,725,109

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2022	48,362,736	$48	$803,910	$(998)	$(678,980)	$123,980
Issuance of common stock for settlement of restricted stock units (RSUs)	118,458	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,570	—	—	1,570
Net loss	—	—	—	—	(23,145)	(23,145)
Balance as of September 30, 2022	48,481,194	$48	$805,480	$(999)	$(702,125)	$102,404

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2021	43,779,059	$44	$784,391	$(273)	$(552,368)	$231,794
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	2,949,647	3	10,052	—	—	10,055
Issuance of common stock for settlement of RSUs	33,333	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	315,013	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(15)	—	(15)
Stock-based compensation	—	—	1,614	—	—	1,614
Net loss	—	—	—	—	(18,803)	(18,803)
Balance as of September 30, 2021	47,077,052	$47	$796,057	$(288)	$(571,171)	$224,645

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	134,888	—	177	—	—	177
Issuance of common stock for settlement of RSUs	225,869	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(580)	—	(580)
Stock-based compensation	—	—	4,575	—	—	4,575
Net loss	—	—	—	—	(70,697)	(70,697)
Balance as of September 30, 2022	48,481,194	$48	$805,480	$(999)	$(702,125)	$102,404

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under ATM equity offering program, net of issuance costs	10,399,548	11	50,196	—	—	50,207
Issuance of common stock under ESPP	42,803	—	144	—	—	144
Issuance of common stock for settlement of RSUs	184,387	—	—	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,423,634	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(18)	—	(18)
Stock-based compensation	—	—	3,332	—	—	3,332
Net loss	—	—	—	—	(69,598)	(69,598)
Balance as of September 30, 2021	47,077,052	$47	$796,057	$(288)	$(571,171)	$224,645

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(70,697)	$(69,598)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	374	346
Stock-based compensation	4,580	3,292
Net amortization of investments in marketable debt securities	234	398
Non-cash rent expense	2,644	2,940
Loss on disposal of property and equipment	—	1,625
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(910)	461
Prepaid expenses and other current assets	2,060	302
Other assets	90	4,470
Accounts payable	(717)	(1,970)
Accrued research and development expenses	1,062	(700)
Other accrued expenses	(1,182)	(6,490)
Deferred revenue	—	(6,254)
Operating lease liabilities	(2,747)	(2,856)
Net cash used in operating activities	(65,209)	(74,034)

Cash flows from investing activities
Proceeds from maturities of marketable securities	66,000	132,200
Proceeds from sale of marketable securities	27,000	12,500
Purchases of property and equipment	(102)	(3,078)
Purchases of marketable securities	(18,820)	(107,480)
Proceeds from sale of property and equipment	—	857
Net cash provided by investing activities	74,078	34,999

Cash flows from financing activities
Proceeds from the issuance of common stock under ESPP	177	144
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	50,207
Net cash provided by financing activities	177	50,351

Net increase in cash and cash equivalents	9,046	11,316
Cash and cash equivalents at the beginning of the period	45,627	59,444
Cash and cash equivalents at the end of the period	$54,673	$70,760
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$171	$126
Remeasurement of lease liabilities arising from modification of ROU assets	$—	$(788)

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

The Company has a broad research and development portfolio and is targeting multiple viruses, including (1) novel, small molecule core inhibitors that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with HBV, (2) a novel, small molecule approach to inhibit cell entry for both HBV and hepatitis delta virus (HDV), (3) a novel, small molecule interferon-α receptor (IFNAR) agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing, (4) a herpes simplex type 2 (HSV-2) long-acting helicase inhibitor for the treatment of recurrent genital herpes and (5) a pan-herpes non-nucleoside polymerase inhibitor (NNPI) to treat multiple transplant-associated herpesvirus infections.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2021, which are contained in the 2021 Annual Report. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the entire year ending December 31, 2022 or future operating periods.

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

Other Risks and Uncertainties

In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of the Company’s business, including where and how the Company’s employees work in its labs and offices and how and when the Company’s nonclinical and clinical studies are conducted. Early in the pandemic, the Company’s clinical and nonclinical studies were largely unaffected, but as the pandemic has continued, its impacts have increased. Certain nonclinical animal studies and shipping of compounds necessary for the Company’s research programs have been delayed, and conduct of Study 203, which is currently in the process of being closed, was also impacted by the shutdowns occurring in the first half of 2022 in China.

The Company relies on contract research organizations (CROs), some of which are in China and India, and these CROs have experienced pandemic-related setbacks from time to time. The Company cannot at this time predict the specific extent, duration, or full impact the COVID-19 pandemic will have on its business, operations, strategy, prospects and financial condition and results. The impact of the COVID-19 pandemic on the Company’s financial performance will depend on future developments, including the duration and spread of the outbreak, as well as the prevalence of current and future variants of the novel coronavirus that causes COVID-19, and related governmental advisories and restrictions. These developments and the impact of the COVID-19 pandemic on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy continue to be impacted for an extended period, the Company’s results may be adversely affected.

In addition to the Company’s CROs in China and India, the Company also contracts with a CRO in Ukraine, which shut down operations due to Russia’s invasion of Ukraine. Though this CRO has resumed operations, the Company has reallocated certain work to other global CROs in case the CRO shuts down operations again.

Income Taxes

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision is not expected to have a material impact to the Company's consolidated financial statements.

In August 2022, the Inflation Reduction Act (IRA) was enacted into law. The IRA establishes a 15% corporate alternative minimum tax on corporations whose average annual adjusted financial statement income during the most recently completed three-year period exceeds $1 billion and a 1% excise tax on stock repurchases made by certain publicly traded U.S. corporations. These provisions are effective for tax years beginning after December 31, 2022. The Company does not currently qualify for the corporate alternative minimum tax, and these provisions are not expected to have a material impact to the Company's consolidated financial statements.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(23,145)	$(18,803)	$(70,697)	$(69,598)
Denominator:
Weighted average common shares outstanding - basic and diluted	48,448,399	45,569,276	48,289,501	42,725,109
Net loss per share - basic and diluted	$(0.48)	$(0.41)	$(1.46)	$(1.63)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	September 30,
	2022	2021
Options to purchase common stock	9,441,215	6,306,867
Common stock subject to purchase under ESPP	102,772	49,470
Unvested RSUs	1,837,049	998,188
Total	11,381,036	7,354,525

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$51,731	$—	$—	$51,731
Total cash equivalents	51,731	—	—	51,731
Short-term marketable securities
U.S. and foreign corporate debt securities	18,957	—	(444)	18,513
Asset-backed securities	1,826	—	(2)	1,824
U.S. treasury securities	8,979	—	(280)	8,699
U.S. and foreign commercial paper	24,942	—	—	24,942
Total short-term marketable securities	54,704	—	(726)	53,978
Total cash equivalents and marketable securities	$106,435	$—	$(726)	$105,709

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	7,015	—	(2)	7,013
Asset-backed securities	29,097	—	(38)	29,059
U.S. and foreign commercial paper	64,929	—	(1)	64,928
Total short-term marketable securities	101,041	—	(41)	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	19,117	—	(74)	19,043
U.S. treasury securities	8,960	—	(31)	8,929
Total long-term marketable securities	28,077	—	(105)	27,972
Total cash equivalents and marketable securities	$171,625	$—	$(146)	$171,479

Short-term marketable securities held as of September 30, 2022 had contractual maturities of less than one year. There were no long-term marketable securities held by the Company as of September 30, 2022.

Realized gains and losses for the three and nine months ended September 30, 2022 and 2021 were not material. As of September 30, 2022 and December 31, 2021, investments which were in a continuous unrealized loss position for more than 12 months were determined to be temporary. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery and that the gross unrealized losses above were caused by changes in interest rates.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$51,731	$—	$—	$51,731
Total cash equivalents	51,731	—	—	51,731
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,513	—	18,513
Asset-backed securities	—	1,824	—	1,824
U.S. treasury securities	—	8,699	—	8,699
U.S. and foreign commercial paper	—	24,942	—	24,942
Total short-term marketable securities	—	53,978	—	53,978
Total assets measured at fair value	$51,731	$53,978	$—	$105,709

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	—	7,013	—	7,013
Asset-backed securities	—	29,059	—	29,059
U.S. and foreign commercial paper	—	64,928	—	64,928
Total short-term marketable securities	—	101,000	—	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	—	19,043	—	19,043
U.S. treasury securities	—	8,929	—	8,929
Total long-term marketable securities	—	27,972	—	27,972
Total assets measured at fair value	$42,507	$128,972	$—	$171,479

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Accrued expenses:
Accrued compensation	$4,069	$6,426
Accrued restructuring charges	1,390	—
Accrued professional fees and other	227	437
Total accrued expenses	$5,686	$6,863

Note 5 – Restructuring

In July 2022, the Company and the Board of Directors approved a strategic plan to align with its refocused pipeline on its next generation core inhibitors and research programs and reduced its workforce by approximately 30%. The Company expects to incur $1.8 million in restructuring charges through mid-2023. Restructuring charges consist solely of employee severance and related benefits which include $1.0 million in severance payments to executive officers impacted by the restructuring and $0.8 million in one-time termination severance payments and other employee-related costs associated with the restructuring.

A summary of accrued restructuring charges, included as a component of other accrued expenses on the Company's condensed consolidated balance sheet as of September 30, 2022 is as follows (in thousands):

Accrued Restructuring Charges
Accrued balance as of June 30, 2022	$982
Costs incurred	835
Reductions for cash payments	(427)
Accrued balance as of September 30, 2022	$1,390

The following table presents where the restructuring charges were recognized on the Company's condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022
Research and development	$719	$1,244
General and administrative	64	522
Total	$783	$1,766

Note 6 – Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. The Company did not sell any shares of common stock under the 2020 ATM during the nine months ended September 30, 2022. During the nine months ended September 30, 2021, the Company sold 10,399,548 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $50.2 million, after deducting commissions, fees and expenses.

Note 7 – Stock Plans and Stock-Based Compensation

Equity Incentive Plans

In May 2022, the Company’s stockholders approved an amendment to the Assembly Biosciences, Inc. 2018 Stock Incentive Plan (2018 Plan) that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 8,600,000 and the Sixth Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of common stock from 100,000,000 to 150,000,000.

As of September 30, 2022, the Company had awards outstanding under the following shareholder-approved plans: the 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of September 30, 2022, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the Assembly Biosciences, Inc. 2019 Inducement Award Plan and the Assembly Biosciences, Inc. 2020 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised and vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.

Stock Plan Activity

Stock Options

A summary of the Company’s option activity and related information for the nine months ended September 30, 2022 is as follows:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,161,901	$11.77	6.4	$53
Granted	4,070,350	2.10
Forfeited	(791,036)	17.06
Outstanding as of September 30, 2022	9,441,215	$7.16	7.4	$1
Options vested and exercisable as of September 30, 2022	4,222,191	$11.52	5.0	$—

The weighted-average grant-date fair value of options granted was $1.48 and $3.08 during the nine months ended September 30, 2022 and 2021, respectively. There were no options exercised during the three and nine months ended September 30, 2022 or 2021.

RSUs

A summary of the Company’s RSUs and related information for the nine months ended September 30, 2022 is as follows:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2021	970,339	$7.04
Granted	1,255,275	2.06
Vested	(225,869)	9.33
Forfeited	(162,696)	6.45
Nonvested as of September 30, 2022	1,837,049	$3.41

The total fair value of RSUs vested and settled during the nine months ended September 30, 2022 and 2021 was $2.1 million and $3.5 million, respectively. The total intrinsic value of RSUs vested and settled during the nine months ended September 30, 2022 and 2021 was $0.5 million and $0.8 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its chief executive officer. In March 2021, 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. In July 2021, an additional 25,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete one of the performance conditions. In September 2022, the remaining 50,000 awards were forfeited back to the Company due to the expiration of the time period to complete the remaining performance conditions. Accordingly, no stock-based compensation expense has been recognized as of September 30, 2022.

In July 2021, the Company granted a total of 324,214 RSUs, with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including its executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of September 30, 2022.

In March 2022, the Company granted 255,000 RSUs with market-based vesting conditions to members of management, including its executive officers. The awards had a grant date fair value of $0.4 million and are being recognized over the derived service period of 1.5 years and vest upon the achievement of certain market-based conditions which have not been achieved as of September 30, 2022. The Company recognized stock-based compensation expense of $0.1 million and $0.2 million for these RSUs during the three and nine months ended September 30, 2022, respectively.

In August 2022, the Company granted 525,000 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to its executive officers. The awards had a grant date fair value of $1.1 million and vest upon performance conditions not yet deemed probable. Accordingly, no stock-based compensation expense has been recognized as of September 30, 2022.

ESPP

Employees purchased 134,888 and 42,803 shares of common stock under the 2018 ESPP during the nine months ended September 30, 2022 and 2021, respectively.

Valuation Assumptions

The fair value of the stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Exercise price	$1.66 - $2.19	$3.47 - $3.90	$1.53 - $2.45	$3.47 - $5.79
Expected volatility	78.6% - 81.7%	79.7% - 88.9%	78.6% - 81.7%	79.7% - 91.2%
Risk-free rate	2.62% - 4.15%	0.73% - 1.24%	1.41% - 4.15%	0.50% - 1.37%
Expected term (years)	5.5 - 7.0	5.5 - 7.5	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

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

Stock-Based Compensation Expense

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$613	$1,108	$2,044	$(240)	(1)
General and administrative	943	484	2,536	3,532
Total stock-based compensation expense	$1,556	$1,592	$4,580	$3,292
(1)
Includes the reversal of previously recognized stock-based compensation expense of $4.1 million related to forfeited awards of terminated employees, $2.7 million of which resulted from the wind-down of the Company’s Microbiome program in January 2021.

As of September 30, 2022, there was $10.9 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.7 years.

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

As of September 30, 2022, the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the ABI-H3733 License. The transaction price allocated to ABI-H3733 of $2.7 million was recognized as a long-term deferred revenue contract liability as of both September 30, 2022 and December 31, 2021, and will be recognized as revenue when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733. During the three and nine months ended September 30, 2022, the Company did not recognize any revenue or increase or reduction of research and development expense under the BeiGene Agreement. During the three and nine months ended September 30, 2021, the Company recognized $6.3 million as collaboration revenue for the amount allocated to ABI-H2158 upon discontinuation of the development of this compound.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement in 2020. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of September 30, 2022 and December 31, 2021, the remaining unamortized contract costs are $0.2 million and are included in other assets on the condensed consolidated balance sheet.

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

Reimbursements and cost-sharing portions from Arbutus are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company recognized a reduction of research and development expenses of $0.7 million and $1.9 million, respectively, under the Arbutus Biopharma Agreement. During the three and nine months ended September 30, 2021, the Company recognized a reduction of research and development expenses of $0.5 million and $1.3 million, respectively, under the Arbutus Biopharma Agreement.

Antios Agreement

In July 2021, the Company and Antios Therapeutics, Inc. (Antios) entered into a Clinical Trial Collaboration Agreement (the Antios Agreement) to collaborate on a triple combination therapy using VBR and Antios’s active site polymerase inhibitor nucleotide ATI-2173 for the treatment of HBV. Assembly and Antios were individually responsible for the study’s manufacturing costs but equally shared the remaining costs of the study. Antios was responsible for conducting the clinical trial with Assembly reimbursing Antios its share of expenses. In May 2022, the Company was notified by Antios that ATI-2173 had been placed on clinical hold by the U.S. Food and Drug Administration following submission of a safety report involving a patient who received a triple combination of VBR, ATI-2173 and a nucleos(t)ide analog reverse transcriptase inhibitor. Due to the clinical hold, the Company terminated the Antios Agreement effective May 2022.

During the three and nine months ended September 30, 2022, the Company incurred $0.1 million and $0.4 million, respectively, in research and development expenses under the Antios Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during the nine months ended September 30, 2022. No amounts were paid during the nine months ended September 30, 2021.

Door Pharma Agreement

In November 2020, the Company and Door Pharmaceuticals, LLC (Door Pharma) entered into an exclusive, two-year Collaboration Agreement and Sublicense Agreement (collectively, the Door Pharma Agreement) focused on the development of a novel class of HBV inhibitors. The Company terminated the Door Pharma Agreement in May 2022, which became effective September 2022, to focus its resources on its other internal HBV programs and its programs targeting other viruses. Under the terms of the Door Pharma Agreement, the Company was obligated to continue to reimburse Door Pharma for certain research and development costs through September 2022 following which such reimbursements ceased.

During the three and nine months ended September 30, 2022, the Company incurred research and development funding of $0.4 million and $1.6 million, respectively, under the Door Pharma Agreement. During the three and nine months ended September 30, 2021, the Company incurred research and development funding of $0.5 million and $1.3 million, respectively, under the Door Pharma Agreement. No success-based milestones were determined to have occurred under this agreement during the nine months ended September 30, 2022 or 2021.

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

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019. Our research and development organizations are pursuing multiple drug candidates designed to inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA), with the aim of discovering and developing finite and curative therapies for patients with chronic HBV (cHBV) infection. We currently have two novel core inhibitors in clinical development, which are small molecules that directly target and allosterically modulate the HBV core protein in a way that affects assembly and stability of HBV nucleocapsids. We are also advancing a preclinical program evaluating a novel small molecule approach to inhibit entry for HBV and hepatitis delta virus (HDV). HDV is estimated to impact approximately 5% of those chronically infected with HBV, or approximately 12 million people worldwide. In addition, our research organization is working on discovering and developing a novel, small molecule interferon-α receptor (IFNAR) agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing.

While we continue our efforts to develop finite and curative therapies for patients with chronic HBV and improved chronic therapy for HDV infection, our research organization is also advancing preclinical programs: (1) a herpes simplex type 2 (HSV-2) long-acting helicase inhibitor for the treatment of recurrent genital herpes and (2) a pan-herpes non-nucleoside polymerase inhibitor (NNPI) for transplant-associated herpesvirus infections. These targets, which were disclosed in the third quarter of 2022, were selected to leverage the deep antiviral expertise and experience of our research and development organizations against diseases with significant unmet medical need.

The ongoing COVID-19 pandemic and its broad, global impacts, including supply chain disruptions, have impacted certain aspects of our business, including where and how our employees work in its labs and offices and how and when our nonclinical and clinical studies are conducted. Early in the pandemic, our clinical and nonclinical studies were largely unaffected, but as the pandemic has continued, its impacts have increased. Certain nonclinical animal studies, compound synthesis and shipping of compounds necessary for our research programs have each been delayed, and conduct of a clinical study in China (Study 203), which is currently in the process of being closed, was impacted by the shutdowns occurring in the first half of 2022 in China.

We rely on contract research organizations (CROs) for our preclinical and clinical programs, some of which are in China and India, and some of these CROs have experienced pandemic-related impacts from time to time. In addition to the Company’s CROs in China and India, the Company also contracts with a CRO in Ukraine, which shut down operations due to Russia’s invasion. Though this CRO has resumed operations, we have reallocated certain work to other global CROs in case this CRO shuts down again.

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

Next Generation Core Inhibitors

In connection with our discontinuation of the development of vebicorvir (VBR), our first-generation core inhibitor, discussed below, we have prioritized clinical development of our next-generation core inhibitors, ABI-H3733 (3733) and ABI-4334 (4334).

ABI-H3733

Our first of two next-generation core inhibitor product candidates, 3733, was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from 4334 and both of our discontinued first-generation core inhibitor product candidates, VBR and ABI-H2158 (2158).

In preclinical studies, 3733 has demonstrated pan-genotypic activity and an improved resistance profile, as well as significantly increased potency and target coverage as compared to both VBR and 2158, with potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Preliminary data indicate that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at AASLD 2021. In 2021, following the completion of the Phase 1a trial, our chemistry, manufacturing and controls (CMC) organization developed a new tablet formulation to support Phase 1b for 3733.

In addition, at EASL 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and ABI-H2158 (2158). At EASL 2022, we presented 3733’s improved PK profile resulting from the new formulation activities mentioned above.

In June 2022, we initiated a randomized, multi-center, double-blind and placebo-controlled Phase 1b trial of 3733 evaluating the safety, PK and antiviral activity of 3733 in adults with cHBV infection. Initial data from this study are expected by the end of 2022.

ABI-4334

In mid-2021, we announced the selection of 4334, the second of our two next-generation core inhibitor product candidates. As with all of our core inhibitor product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from VBR, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency to prevent both formation of new virus and cccDNA, which is responsible for maintaining the HBV viral reservoir. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021. At EASL 2022, we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids. At the American Association for the Study of Liver Diseases (AASLD) The Liver Meeting® in November 2022 (AASLD 2022), we presented preclinical data demonstrating that 4334 also accelerates capsid assembly and inhibits cccDNA formation through multiple pathways.

In October 2022, we initiated a Phase 1a clinical study of 4334 to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand.

Vebicorvir

VBR is licensed from Indiana University. The conduct of our initial Phase 2 studies, Study 201, 202 and 211, is complete. In Study 201 and 202, VBR administered with nucleos(t) analog reverse transcriptase (NrtI) therapy demonstrated a favorable safety profile and led to greater viral suppression of both HBV DNA and viral pgRNA than NrtI therapy alone. However, patients who stopped therapy in Study 211 did not achieve sustained virologic response as all patients relapsed, meaning they had detectable HBV off therapy, and the dual combination therapy of VBR + NrtI was insufficient to cure chronic HBV infection in the studied population.

At the AASLD Annual Meeting in November 2021, we presented additional follow-up data from Study 211 demonstrating that patients had increases of HBV DNA and pgRNA after discontinuation of VBR despite continued NrtI treatment, further supporting that core inhibitors deepen viral suppression in combination with NrtIs. At the EASL

International Liver CongressTM in June 2022 (EASL 2022), we presented additional VBR data related to the correlation between deeper virologic suppression and fibrosis-4 index in treatment naïve patients with HBeAg positive chronic HBV infection, an evaluation of the drug-drug interaction profile of VBR and an evaluation of the disposition and mass balance recovery of VBR in rats and humans.

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

We currently have three Phase 2 triple combination studies involving VBR ongoing, two of which have been terminated early and are in the process of being closed down. These studies are detailed below. See “—Multi-Drug Combination Studies.” In July 2022, we announced that we have discontinued further clinical development of VBR based on review of interim on-treatment efficacy from two triple combination studies.

ABI-H2158

In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity.

Multi-Drug Combination Studies

We believe that core inhibitors and NrtI will be central to finite and curative therapies for cHBV infection. Therefore, as we have continued to develop and advance our current and future next-generation core inhibitors through clinical studies, we have also initiated multi-drug combination studies in parallel that add additional drugs (or compounds) with nonoverlapping mechanisms of action to the first-generation core inhibitor + NrtI antiviral backbone. We currently have three ongoing triple combination studies with VBR, two of which have been discontinued early and are in the process of being closed down, as described in more detail below.

Our first triple combination study, Study 204, is being conducted pursuant to a Clinical Trial Agreement with Arbutus Biopharma Corporation (Arbutus Biopharma) and consists of a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, NrtI and AB-729 (Arbutus Biopharma’s investigational RNAi candidate) compared to the double combinations of VBR + NrtI and AB-729 + NrtI in virologically suppressed patients. This clinical study initiated in the first quarter of 2021 and completed enrollment in February 2022. In consultation with Arbutus Biopharma, we agreed to continue Study 204 and evaluate the primary endpoints of safety and tolerability of the combination regimen. At AASLD 2022, we and Arbutus Biopharma presented an interim analysis from Study 204.

Our second triple combination study evaluated VBR and NrtI in combination with interferon-α in treatment-naïve HBeAg positive subjects. This study was also initiated in the first quarter of 2021 and completed enrollment in March 2022.

In connection with the decision to discontinue further development of VBR, we announced the early termination of Study 203 in July 2022. The interim data from Study 204 and Study 203 indicate that the triple combinations do not show a benefit in multiple key viral parameters compared to the dual combinations without VBR in either study and informed our decision to discontinue further development of VBR.

Our third triple combination study was initiated in April 2022 pursuant to a Clinical Trial Collaboration Agreement with Antios Therapeutics, Inc. (Antios) to evaluate ATI-2173, Antios’s investigational proprietary active site polymerase inhibitor nucleotide (ASPIN), VBR and tenofovir disoproxil fumarate, an NrtI. This multi-center, double-blinded, placebo-controlled study was designed to explore the safety, PK and antiviral activity of this all-oral triple combination. This study, which was expected to enroll ten treatment-naïve or off-treatment HBeAg negative or positive patients in a 12-week treatment study, was initiated in April 2022. On May 18, 2022, we were notified by Antios that ATI-2173, Antios’s ASPIN, had been placed on clinical hold by the U.S. Food and Drug Administration (FDA) following submission of a safety report involving a patient who received a triple combination of the VBR + ATI-2173 + NrtI. Effective May 20, 2022, because of the clinical hold, we terminated the Clinical Trial Collaboration Agreement and Antios, as the sponsor, is closing the study. We expect close down activities of this study will be complete before the end of 2022.

Portfolio Expansion: Additional HBV Targets, HDV, HSV-2 and Transplant-Associated Herpesviruses

In addition to the development and advancement of our core inhibitor portfolio and our current and future multi-drug combination studies, our research and development team is working on discovering and developing small molecules to inhibit HBV and HDV viral entry and small molecule interferon-α receptor (IFNAR) agonists, to complement our HBV cure strategy. We have also expanded our drug candidate pipeline beyond HBV through the introduction of two herpesviruses programs: (1) a long-acting HSV-2 helicase inhibitor and (2) a pan-herpes NNPI for transplant-associated herpesvirus infections.

HBV/HDV Entry Inhibitor

In March 2022, we announced our new research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV. While HDV is less well known in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV is a “satellite virus,” because it can only infect people (1) that are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone. The current standard of care treatment for HDV is off-label pegylated interferon injected weekly or, in some regions, bulevirtide, a large, complex molecule that requires daily injections. Our research team has identified a potential opportunity to develop a safe and effective oral small molecule, which could significantly improve convenience and potentially enhance treatment uptake and diagnosis rates. Based on current progress, our aim is to nominate a product candidate for development in 2023. At AASLD, we presented the preclinical characterization of our novel class of highly potent small molecule HBV/HDV entry inhibitors.

IFNAR Agonist

In July 2022, we introduced our new research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing. Interferon-α (IFN-α) is a subcutaneous injectable therapy approved for HBV that has demonstrated functional cure in some HBV patients, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage interferon-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability. Lead optimization of multiple agonists is progress. At AASLD, we presented the preclinical characterization of our novel liver-focused small molecule efficiently inhibiting HBV by activating type 1 interferon signaling.

HSV-2

Up to 13 million people suffer from highly-recurrent HSV-2, which results in painful lesions occurring six or more times per year, transmission risk (including neonatal transmission) and increased risk of HIV infection, as well as associated psychological stress.

Helicase-primase inhibitors are antiviral agents with a novel mechanism of action. They inhibit the viral protein complex consisting of helicase, primase, and cofactor subunits, which have functions that are essential for viral DNA replication. These agents are not nucleoside analogues and do not require phosphorylation by the HSV thymidine kinase (TK) to become active drugs; therefore, helicase-primase inhibitors are active immediately upon reactivation of latent HSV. Furthermore, helicase-primase inhibitors are active against TK-deficient HSV, which is a major mechanism of resistance to nucleoside analogues. Additionally, an investigational helicase/primase inhibitor, pritelivir, has shown data indicating improved clinical efficacy as compared to valacyclovir, an approved HSV-2 antiviral therapy, through greater reductions in HSV shedding, fewer days with lesions and fewer days with pain.

Although there are approved antiviral therapies targeting HSV-2, these current therapies are only partially effective and require taking one or more pills daily. Due to the limitations of current therapies, we identified an opportunity to develop a potent, long-acting injectable antiviral with the ability to improve efficacy, convenience and patient compliance. We are targeting a subcutaneous injection that would be administered on a monthly or less frequent basis.

We expect to nominate a product candidate for development in 2023.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more members of the herpesvirus family of viruses including cytomegalovirus (CMV), herpes simplex type 1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of the population is CMV-positive; (2) 60% of the population is HSV-positive; and (3) 80% of the population is VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to immune suppression. These uncontrolled viral infections increase risk of serious complications, including organ rejection and death.

As with HSV-2, there are approved antivirals that are administered in a transplant setting, but they are limited by a narrow spectrum (no approved drug is effective against all of the herpesviruses indicated above), potentially serious side effects and significant drug-drug interactions. As a result of these limitations, we identified an opportunity in an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which would greatly simplify treatment. Our research team has discovered multiple series of potent, broad-spectrum herpesvirus polymerase inhibitors, and we expect to advance these compounds into preclinical safety testing in the second half of 2023.

Recently Discontinued Programs

In November 2020, we entered into an exclusive, two-year collaboration and option agreement with Door Pharmaceuticals, LLC (Door Pharma) focused on the development of a novel class of HBV inhibitors known as cccDNA disruptors. We terminated the collaboration and development efforts in May 2022. and the termination was effective in September 2022. Prior to the termination of collaboration with Door Pharma, we worked with Door Pharma on identifying cccDNA disruptors aimed at inhibiting different intra-nuclear steps in the viral replication cycle that complement the activity of our core inhibitors.

We terminated this collaboration to focus resources on our other internal HBV programs and programs targeting other viruses.

In addition, as previously announced, in January 2021, we wound down our Microbiome program to prioritize and focus our resources on our virology programs. Our Microbiome program had been developing a novel class of oral live microbial biotherapeutics candidates designed to treat disorders associated with the microbiome.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of September 30, 2022, we had an accumulated deficit of $702.1 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

There has not been any significant interruption essential activities at our offices, including work in our laboratories with proper protections and procedures in place. Certain nonclinical animal studies and shipping of compounds necessary for our research programs have each been delayed, and conduct of Study 203, which is currently in the process of being closed, was impacted by the shutdowns occurring in the first half of 2022 in China.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2022 and 2021

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Collaboration revenue	$—	$6,254	$(6,254)	(100%)

There was no collaboration revenue for the three months ended September 30, 2022. Collaboration revenue for the three months ended September 30, 2021 consists of the recognition of deferred revenue allocated to 2158 under the Collaboration Agreement with BeiGene (the BeiGene Agreement) upon discontinuing development of 2158.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
External expenses:
Research and discovery	$2,875	$1,724	$1,151	67%
3733	2,461	300	2,161	720%
VBR	1,801	3,572	(1,771)	(50%)
4334	1,098	593	505	85%
2158	986	3,414	(2,428)	(71%)
Total external expenses	9,221	9,603	(382)	(4%)
Employee and contractor-related expenses	7,363	7,501	(138)	(2%)
Facility and other expenses	1,546	1,370	176	13%
Total research and development expenses	$18,130	$18,474	$(344)	(2%)

Research and development expenses were $18.1 million for the three months ended September 30, 2022 compared to $18.5 million for the same period in 2021. Research and development expenses decreased primarily due to the discontinued development of 2158 and VBR. This was materially offset by increases in external expenses from the advancement of 3733, for which a Phase 1b trial is ongoing, our research discovery programs, which expand our portfolio beyond core inhibitors and 4334, for which a Phase 1a trial was initiated in October 2022. The impact to employee and contractor-related expenses associated with the termination of employees as part of the reorganization announced in July 2022 was offset by a reduction in salaries and benefits due to employee turnover.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
General and administrative expenses	$5,271	$6,655	$(1,384)	(21%)

General and administrative expense consists primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

General and administrative expenses were $5.3 million for the three months ended September 30, 2022 compared to $6.7 million for the same period in 2021. The decrease in general and administrative expenses was primarily due to a $1.2 million decrease in professional fees due to decreases in legal expenses and the amortization of incremental contract costs under the BeiGene Agreement upon discontinuing development of 2158 in 2021.

Comparison of the Nine Months Ended September 30, 2022 and 2021

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Collaboration revenue	$—	$6,254	$(6,254)	(100%)

There was no collaboration revenue for the nine months ended September 30, 2022. Collaboration revenue for the nine months ended September 30, 2021 consists of the recognition of deferred revenue allocated to 2158 under the BeiGene Agreement upon discontinuing development of 2158.

Research and Development Expense

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
External expenses:
Research and discovery	$7,366	$4,423	2,943	67%
3733	5,915	904	5,011	554%
VBR	5,107	13,282	(8,175)	(62%)
4334	4,498	1,911	2,587	135%
2158	2,151	7,971	(5,820)	(73%)
Microbiome	—	488	(488)	(100%)
Total external expenses	25,037	28,979	(3,942)	(14%)
Employee and contractor-related expenses	23,561	18,903	4,658	25%
Facility and other expenses	4,529	5,895	(1,366)	(23%)
Total research and development expenses	$53,127	$53,777	$(650)	(1%)

Research and development expenses were $53.1 million for the nine months ended September 30, 2022 compared to $53.8 million for the same period in 2021. The decrease in external expenses was due to our discontinuation of VBR, 2158 and the Microbiome programs. This was partially offset by external expenses generated from the advancement of 3733, for which a Phase 1b trial is ongoing, 4334, for which a Phase 1a trial was initiated in October 2022 and our research discovery programs, which expand our portfolio beyond core inhibitors. The decrease in facility and other expenses of $1.4 million was primarily attributable to asset impairment and other charges incurred in connection with the wind-down of the Microbiome program announced in January 2021. The increase in employee and contractor-related expenses of $4.7 million was primarily due to the reversal of $4.1 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees during the nine months ended September 30, 2021, of which $2.7 million resulted from the wind-down of our Microbiome program, as well as increases in salaries and benefits primarily due to accrued severance benefits to an executive officer and other employees associated with the reorganization announced in July 2022.

General and Administrative Expense

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
General and administrative expenses	$18,009	$22,276	$(4,267)	(19%)

General and administrative expenses were $18.0 million for the nine months ended September 30, 2022 compared to $22.3 million for the same period in 2021. The decrease in general and administrative expenses was primarily due to a $1.7 million decrease in professional fees attributable to reductions in legal and outside consulting-related expenses and the amortization of incremental contract costs under the BeiGene Agreement upon discontinuing development of 2158 in 2021. We also experienced decreases of $1.0 million in stock-based compensation expense in 2022 primarily due to a decrease in the grant date fair value of recent option grants, $0.7 million in facility-related expenses primarily due to termination of lease agreements related to the wind-down of the Microbiome program in 2021 and $0.5 million in recruitment expenses due to hiring of fewer employees during the nine months ended September 30, 2022 compared to the same period in 2021. The impact to salaries and benefits associated with the termination of employees as part of the reorganization announced in July 2022 was offset by a reduction in salaries and benefits due to employee turnover.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2022 principally through equity financings, raising an aggregate of $604.6 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Nine Months Ended September 30, 2022 and 2021

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
Cash (used in) provided by:	2022	2021
Operating activities	$(65,209)	$(74,034)
Investing activities	74,078	34,999
Financing activities	177	50,351

Net Cash from Operating Activities

Net cash used in operating activities was $65.2 million for the nine months ended September 30, 2022. This was primarily due to our $70.7 million net loss, adjusted for $4.6 million recognized for stock-based compensation expense.

Net cash used in operating activities was $74.0 million for the nine months ended September 30, 2021. This was primarily due to our $69.6 million net loss, adjusted for $3.3 million recognized for stock-based compensation expense. We also experienced decreases in operating liabilities of $6.5 million in other accrued expenses due to payment of our 2020 annual bonuses and accrued severances associated with the wind-down of our Microbiome program and $6.3 million from the recognition of deferred revenue allocated to 2158 under the BeiGene Agreement upon termination of the program. These were partially offset by a $1.6 million loss on disposal of property and equipment associated with the wind-down of our Microbiome program during the nine months ended September 30, 2021.

Net Cash from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2022 was $74.1 million due to proceeds from sales and maturities of marketable securities, net of purchases.

Net cash provided by investing activities for the nine months ended September 30, 2021 was $35.0 million. This was due to proceeds of $37.2 million from sales and maturities of marketable securities, net of purchases, offset by our purchase of leased equipment for $3.1 million that we then sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net Cash from Financing Activities

Cash flows from financing activities were not material for the nine months ended September 30, 2022.

Net cash provided by financing activities for the nine months ended September 30, 2021 was $50.4 million, primarily due to proceeds of $50.2 million resulting from the sale of 10,399,548 shares of our common stock under the 2020 ATM.

Funding Requirements

We will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in October 2022 through the 2020 ATM. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. There were no material changes in our commitments under the contractual obligations disclosed in our 2021 Annual Report. Since our inception, we have not engaged in any off-balance sheet arrangements as described in Item 303 of Regulation S-K.

Our future capital requirements will depend on many factors, including:

•
our ability to successfully execute our strategic plan, including reducing the size of our organization to align with the plan;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2022, we implemented a corporate reorganization plan designed to reduce our operating expenses, preserve cash and align our resources to support the ongoing clinical and preclinical development of 3733, 4334, our HBV/HDV entry inhibitor, our IFNAR agonist, our long-acting HSV-2 helicase inhibitor for the treatment of recurrent genital herpes and our pan-herpes NNPI for transplant-associated herpesvirus infections. As part of this reorganization plan, we discontinued clinical development of our first-generation core inhibitor, VBR, and implemented a staff reduction of approximately 30%, primarily consisting of our clinical development organization.

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

We are highly dependent on the services of our executive officers. Our employment agreements with our executive officers do not ensure their retention. We do not currently maintain, nor do we intend to obtain in the future, “key person” life insurance that would compensate us in the event of the death or disability of any of the members of our management team. Our executive officers are critical to our success, and unanticipated loss of any of these key employees could have a material adverse impact on our business, financial condition and results of operations. On October 5, 2022, we announced that John G. McHutchison, A.O., M.D. will retire from his role as our Chief Executive Officer, effective December 31, 2022. Jason A. Okazaki, our President and Chief Operating Officer, was unanimously elected by the Board to serve as President and Chief Executive Officer effective January 1, 2023. Such leadership transitions can be inherently difficult to manage, and an inadequate transition may cause disruption to our business and may make it more difficult to hire and retain key management personnel.

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

Other companies with products using the same or similar mechanisms of action as ours may produce negative clinical data, which would adversely affect public and clinical communities’ perceptions of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

Negative data from clinical studies using a competitor’s product candidates with the same or similar mechanisms of action as ours could adversely impact the perception of the therapeutic use of our product candidates and our ability to enroll patients in clinical studies.

The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of core inhibitors, a novel class of product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events in our nonclinical or clinical studies or those of our competitors or of academic researchers the same mechanisms of action as our product candidates, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

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

Assembly Biosciences, Inc.

Date: November 8, 2022	By:	/s/ John G. McHutchison, A.O., M.D.
John G. McHutchison, A.O., M.D.
Chief Executive Officer
(Principal Executive Officer)

Date: November 8, 2022	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
President and Chief Operating Officer
(Principal Financial Officer)