Form 10-K
period 2022-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2023-03-22
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2022, was $100.5 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2022. For purposes of making this calculation only, the registrant has defined affiliates as including only (1) directors, (2) executive officers and (3) certain stockholders, if any, that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2022. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, if any, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 20, 2023, there were 51,946,918 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2023, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2022.

ASSEMBLY BIOSCIENCES, INC.

i

References to Assembly Biosciences, Inc.

Throughout this Annual Report on Form 10-K, the “Company,” “Assembly Bio,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “our board of directors” or “the Board” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Annual Report on Form 10-K contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•
our ability to maintain financial resources necessary to continue our research activities, clinical studies and other business operations;
•
our ability to initiate and complete clinical studies involving our therapeutic product candidates, including studies contemplated by clinical collaboration agreements, in the anticipated timeframes;
•
safety and efficacy data from clinical or nonclinical studies may not warrant further development of our product candidates;
•
clinical and nonclinical data presented at conferences may not differentiate our product candidates from other companies’ candidates;
•
results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies; and
•
continued development and commercialization of ABI-H3733, if successful, in the China territory will be dependent on, and subject to, our collaboration agreement governing our HBV-related activity in the China territory.

You are urged to consider statements that include the words may, will, would, could, should, might, believes, hopes, estimates, projects, potential, expects, plans, anticipates, intends, continues, forecast, designed, goal or the negative of those words or other comparable words to be uncertain and forward-looking. In particular, forward-looking statements include, but are not limited to, statements regarding the timing of commencement of future clinical studies involving our therapeutic product candidates; and our ability to successfully complete, and receive favorable results in, clinical trials for our product candidates. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Except as required by law, we assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ii

PART I

Item 1. Business

Overview

We are a biopharmaceutical company advancing clinical candidates with the potential to improve the lives of millions of people living with chronic hepatitis B virus (HBV) infection around the world, an early-stage development program targeting high-recurrence genital herpes associated with herpes simplex virus type 2 (HSV-2) infection and research programs focused on the discovery of novel antivirals to treat devastating viral diseases, including hepatitis delta virus (HDV) and transplant-related herpesviruses.

In July 2022, we implemented a strategic restructuring plan to: (1) discontinue development of our first-generation core inhibitor (CI), vebicorvir (VBR), based on review of interim on-treatment efficacy data from then ongoing triple combination studies that did not support continuation; (2) advance our next-generation CIs, ABI-H3733 (3733) and ABI-4334 (4334), in clinical studies; and (3) prioritize research activities, including our: HBV/HDV entry inhibitor; orally bioavailable, liver-focused interferon-α (IFN-α) receptor (IFNAR) agonist; long-acting HSV-2 helicase inhibitor targeting high-recurrence genital herpes; and programs targeting pan-herpes non-nucleoside polymerase inhibitors (NNPIs) for transplant-associated infections. The strategic plan included a reduction of our workforce by 30 employees, resulting in a total of approximately 70 remaining employees. In connection with the plan, our Chief Medical Officer and Chief Financial Officer stepped down from their roles.

Our Strategic Approaches

Our current business strategy is focused on three parallel paths:

•
Highly Potent Next-Generation HBV Core Inhibitors – Advancing our novel next-generation CIs in clinical studies, with 4334 (currently prioritized) and 3733 (currently paused) in ongoing Phase 1a and Phase 1b studies, respectively.
•
Novel Small Molecule Approaches for HBV and HDV – Advancing research programs targeting (1) an orally bioavailable HBV/HDV entry inhibitor and (2) an orally bioavailable, liver-focused IFNAR agonist.
•
Novel Antivirals Targeting Herpesviruses – Advancing (1) ABI-5366 (5366), a long-acting HSV-2 helicase inhibitor targeting high-recurrence genital herpes to clinical trials, and (2) a research program for pan-herpes NNPIs to treat transplant-associated infections.

HBV Strategy

Inspired by the hundreds of millions of people worldwide living with chronic HBV infection, the goal of our HBV program is to discover and develop finite and curative therapies for these patients. While we have learned that combination therapy with our first-generation CI product candidate, VBR, plus the standard of care, nucleos(t)ide analog reverse transcriptase inhibitor (NrtI), did not result in a finite and curative treatment, we have designed and developed our next-generation CIs for significantly increased potency and ability to engage an additional mechanism of action, targeting the viral reservoir, that VBR could not. We believe that a regimen of our next-generation CIs in combination with NrtI therapy will be the antiviral backbone of future finite and curative therapies. To reach a finite and curative therapy, it may also be necessary to include additional mechanisms of action, whether discovered and developed internally or externally through collaborations, licenses, partnerships and other types of business arrangements.

Development Pipeline Strategy

To complement our CI programs seeking finite and curative chronic HBV therapies, we have leveraged the depth and breadth of our virology expertise to expand our pipeline with a focus on novel mechanisms acting on clinically validated targets in therapeutic areas of high unmet medical need. Since beginning this portfolio expansion in late 2021, we have announced several new programs, both in- and outside of HBV: our HDV/HBV entry inhibitor program, our IFNAR agonist program, our pan-herpes NNPI programs for transplant-associated infections and the long-acting HSV-2 helicase inhibitor for high-recurrence genital herpes. We recently nominated 5366 as a development candidate for our HSV-2 program and look forward to future candidate nominations from our discovery virology pipeline.

We believe that these new programs are compelling complements to our CIs, as each program focuses on a clinically validated target in a virologic disease where innovation is critical to improving patients’ lives. In addition, because certain of our new programs are focused on treatments for chronic diseases, rather than curative therapies, the path to proof-of-concept and registrational studies may be significantly shorter than that for our finite and curative HBV therapeutics.

Our HBV and HDV Programs

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019, and 1.5 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 820,000 people died in 2019 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. Of the 296 million people living with chronic HBV infection as of 2019, only approximately 30 million were aware of their infection, and only approximately 6.6 million of those diagnosed received treatment. HBV is a highly prevalent disease that infects more than three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO, and has a higher morbidity and mortality rate.

The current standard of care for chronic HBV infection, NrtIs, are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates, leaving an enormous unmet need. No new mechanisms of action (MOA) have been approved for chronic HBV infection in over 25 years. The focus of our HBV program is to improve outcomes and increase the number of patients diagnosed and treated through the development of finite and curative therapies.

We are also progressing two programs with potential application against HDV. HDV is a “satellite virus,” because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV impacts a subset of approximately 12 million HBV patients. These patients, which only comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive patients, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. In parallel with our efforts to develop finite therapies and functional cures for HBV, we are also advancing programs targeting HDV given the immediate disease burden facing these patients.

The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV.

Core Inhibitors

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the cell nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought in the HBV field. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA. Through our research efforts, we have discovered several chemically distinct series of small molecule CIs that directly target and allosterically inhibit core protein functions. As a result, we believe that our pipeline offers the potential for both first-in-class and best-in-class compounds that target critical steps involved in cccDNA generation and the HBV viral replication cycle.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocyte cells and patients. On this basis, our CIs have shown preclinical proof of principle. In a variety of cell culture models, CIs have demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and viral pre-genomic RNA (pgRNA).

Our research and development organizations are advancing next-generation CIs through clinical development. These candidates, which exhibit multiple MOAs, have been optimized to potently disrupt both viral replication (MOA #1) and, importantly, prevent the establishment and replenishment of new cccDNA (MOA #2). cccDNA is the viral reservoir that drives HBV’s life-long persistence in patients. First-generation CIs have not demonstrated adequate potency to sufficiently block its formation. Further, the current standard of care, NrtIs, can only inhibit production of new virus—and do so incompletely.

We leveraged our prior experience with our first-generation CI, VBR, which did not have sufficient potency against MOA #2, in the development of our next-generation CIs. VBR was evaluated in a Phase 2 program with treatment for up to 1.5 years across patient populations and exhibited a favorable safety profile. VBR was observed to be potent against MOA #1 but not MOA #2, and, while it demonstrated greater viral suppression in combination with standard-of-care NrtIs than NrtIs alone, it did not achieve functional cure or finite treatment in our clinical studies. As a result, we discontinued development of VBR. Our two next-generation CIs, 3733 and 4334, were developed to optimize activity against both MOAs and show significantly enhanced potency against both mechanisms preclinically.

3733

3733 was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from 4334 and both of our discontinued first-generation CI product candidates, VBR and ABI-H2158 (2158).

In preclinical studies, 3733 has demonstrated pan-genotypic activity and an improved resistance profile, as well as significantly increased potency against both MOAs and target coverage as compared to both VBR and 2158. In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Data indicated that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at the American Association for the Study of Liver Diseases (AASLD) The Liver Meeting® in November 2021 (AASLD 2021). In 2021, following the completion of the Phase 1a trial, our chemistry, manufacturing and controls (CMC) organization developed a new tablet formulation to support Phase 1b for 3733. At the European Association for the Study of the Liver's (EASL) International Liver CongressTM in June 2022 (EASL 2022), we presented 3733’s improved PK profile resulting from the new formulation activities mentioned above.

In addition, at EASL's International Liver CongressTM in June 2021 (EASL 2021), we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158.

In June 2022, we initiated a randomized, multi-center, double-blind and placebo-controlled Phase 1b trial of 3733 evaluating the safety, PK and antiviral activity of 3733 in adults with cHBV infection, including changes in HBV DNA and other viral parameters associated with 3733 treatment in adults with chronic HBV infection who are treatment naïve or off treatment. Patients were randomized 8:2 between the new tablet formulation of 3733 and placebo for a period of 28 days.

In December 2022, we released interim data from the Phase 1b trial, which consisted primarily of HBeAg negative patients. The dose selected for the first cohort was 50 mg. Given the potent antiviral activity observed at 50 mg, a 25 mg dose was selected for the second cohort to further explore the dose response curve of 3733. A dose of 100 mg was selected for the third cohort.

As of mid-December 2022, dosing in the 3733 Phase 1b trial had been completed for all ten patients in the 50 mg first cohort. Nine of ten patients enrolled were HBeAg negative, so efficacy data was provided for these patients. Interim efficacy results from this cohort as of mid-December included HBV DNA, HBV RNA and antigen measurements for all patients for the full 28-day dosing period.

In the 50 mg cohort, six of eight patients receiving 3733 achieved HBV DNA less than the lower limit of quantification (<LLOQ) within 21 days, with a mean decline in HBV DNA over the treatment period of approximately 3.1 logs. Data on HBV RNA declines were limited due to low baseline levels in predominantly e-antigen negative patients.

The second cohort, evaluating a dose of 25 mg, was fully enrolled by December 2022. Nine of ten patients enrolled were HBeAg negative. In the five patients that had completed 28 days of treatment as of mid-December 2022, the mean reduction in HBV DNA was approximately 1.9 logs. Data on HBV RNA levels were not available as of mid-December 2022.

The third cohort, evaluating a dose of 100 mg, was fully enrolled by February 2023. Ten of 11 patients enrolled were HBeAg negative so efficacy data were not provided for the single HBeAg positive patient. Interim efficacy results from this cohort as of mid-March included HBV DNA, HBV RNA and antigen measurements for the seven HBeAg negative patients receiving 3733 that had completed 28 days of treatment. All seven patients achieved HBV DNA <LLOQ within 21 days. As all of these patients reached <LLOQ, the mean declines in HBV DNA over the treatment period of approximately 3.0 logs reflect baseline DNA levels and the lower limit of the quantifiable range in this cohort. Data on HBV RNA declines were limited due to low baseline levels in HBeAg negative patients. As expected given the 28-day dosing period, limited changes in viral antigens were observed.

In the 25 mg, 50 mg and 100 mg cohorts through mid-March 2023, all treatment-emergent adverse events (AEs) and laboratory abnormalities reported were Grade 1 or Grade 2. Further, no AEs led to treatment discontinuation, and no clinically significant ECG abnormalities or patterns of AEs or lab abnormalities were noted.

The observed PK for the new tablet formulation of 3733 was consistent with predictions from preclinical studies, providing exposure equivalent to the liquid formulation evaluated in the Phase 1a study for 3733. Available PK data through mid-March 2023 indicated that exposures exhibited dose-proportional increases in the dose range from 25 mg to 100 mg.

As expected, given the 28-day dosing period, limited changes in viral antigens were observed.

A 26-week non-clinical chronic toxicology study of 3733 has been ongoing in parallel with the Phase 1b study. This study revealed a time-dependent toxicity in one species that was not observed in the previous 28-day toxicology study. We continue to evaluate the data; however, proceeding with longer-term dosing of 3733 in a Phase 2 study would require further assessment and likely an additional chronic toxicology study in another species, which would add cost and time to the development timeline for 3733.

In March 2023, based on data to date from the ongoing clinical Phase 1 studies of both 3733 and 4334 and a nonclinical chronic toxicology study of 3733, we have paused core inhibitor candidate 3733 and prioritized core inhibitor candidate 4334.

4334

In mid-2021, we announced the selection of 4334, the second of our next-generation CI product candidates. As with all our CI product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from VBR, which is licensed from Indiana University, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency against both MOAs. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021. At EASL 2022, we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids. At AASLD in November 2022 (AASLD 2022), we presented preclinical data demonstrating that 4334 also accelerates capsid assembly and inhibits cccDNA formation through multiple pathways and showed that

4334 can prematurely disrupt capsids containing dendrimer-like-DNA, which has the potential to impact HBV integration.

In October 2022, we initiated a Phase 1a clinical study of 4334 to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand.

We shared interim data from this Phase 1a trial at two time points, as of mid-December 2022 for the initial 30 mg single dose cohort and as of mid-March 2023 for all remaining single dose cohorts (100 mg, 200 mg and 400 mg) and the first 100 mg multiple-dose cohort. Dosing has completed for the second and final multiple dose cohort of 200 mg and a food effect cohort at 200 mg is also ongoing. We expect to share safety and PK data from this final multiple dose cohort when available in April 2023.

Based on data available for the single-dose and 100 mg multiple-dose cohorts as of mid-March 2023, 4334 had a mean half-life supporting once-a-day dosing. Based on the PK data from these cohorts and preclinical studies, daily minimum plasma trough concentrations (Cmin) were projected to achieve double-digit multiples of the protein-adjusted EC50 for both MOAs within the dose ranges studied in the Phase 1a study.

Through mid-March 2023, treatment-emergent AEs and laboratory abnormalities were mild to moderate and there were no patterns of AEs or laboratory abnormalities noted and no clinically significant ECG abnormalities were reported.

In March 2023, based on data to date from the ongoing clinical Phase 1 studies of both 3733 and 4334 and a nonclinical chronic toxicology study of 3733, we have prioritized core inhibitor candidate 4334 and paused core inhibitor candidate 3733.

VBR

At the time of our decision to discontinue development of VBR, we had three triple combination studies involving VBR ongoing, two of which were terminated early in 2022. The third triple combination study, Study 204, was subsequently terminated in February 2023. Study 204 was being conducted pursuant to a Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation (Arbutus Biopharma) and consisted of a randomized, multi-center, open-label Phase 2 clinical study to explore the safety, PK and antiviral activity of the triple combination of VBR, NrtI and AB-729 (Arbutus Biopharma’s investigational RNAi candidate) compared to the double combinations of VBR + NrtI and AB-729 + NrtI in virologically suppressed patients. This clinical study was initiated in the first quarter of 2021 and completed enrollment in February 2022. At the time of discontinuation of further VBR clinical development, in consultation with Arbutus Biopharma, we agreed to continue Study 204 and evaluate the primary endpoints of safety and tolerability of the combination regimen. At AASLD 2022, we and Arbutus Biopharma presented an interim analysis of on-treatment data from Study 204. In February 2023, in consultation with Arbutus Biopharma, the companies decided to terminate Study 204 early, at the end of the 48-week on-treatment period, and we are in the process of closing the study.

2158

2158 was a first-generation CI with a chemical scaffold novel and distinct from VBR and both of our next-generation CI product candidates, 3733 and 4334. In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase (ALT) levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity.

Core Inhibitor Collaboration and License Agreements

Indiana University Research and Technology Corporation

In September 2013, we entered into an exclusive license agreement (the IURTC License Agreement) with Indiana University Research and Technology Corporation (IURTC) pursuant to which we acquired, with rights to sublicense, the rights to develop and commercialize products associated with multiple patents and patent applications covering aspects of our HBV program held by IURTC. As part of this agreement, we are obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, is $0.8 million, with a portion having been paid. Under the IURTC License Agreement, we are also obligated to pay IURTC royalties based on net sales of the licensed technology ranging from 0.5% to 1.75%. In addition, under the IURTC License Agreement, we pay annual diligence maintenance fees of $0.1 million. Milestone payments received by IURTC are fully creditable against the annual diligence maintenance fee for the year in which the milestone payments are received.

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

Pursuant to the terms of the BeiGene Agreement, BeiGene paid us an upfront amount of $40.0 million, and we were eligible to receive up to approximately $500.0 million in milestone payments, comprised of up to $113.8 million in development and regulatory and $385.0 million in net sales milestone payments. In September 2021, we discontinued development of 2158 following the observation of elevated ALT levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity, and in July 2022, we discontinued VBR because it did not achieve functional cure or finite treatment in our two- and three-drug combination studies. Due to the discontinuation of development of VBR and 2158, the maximum cash milestone payments we are eligible to receive for 3733 are $285.0 million, comprised of up to $65.0 million for development and regulatory milestones and up to $220.0 million in net sales milestones. In addition, we are eligible to receive tiered royalties at percentages ranging from the mid-teens to the low 30s of net sales. BeiGene has also agreed to pay all development and regulatory costs up to an aggregate of $45.0 million in the Territory for VBR, 2158 and 3733. Following this initial investment, we and BeiGene will share development costs for the Territory equally.

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

Under the terms of the BeiGene Agreement, if after 3733 reaches the end of Phase 2 clinical trials, we and BeiGene are unable to mutually agree on the terms of a Phase 3 global study, BeiGene may elect to terminate the BeiGene Agreement solely as it relates to that compound. Such a termination would result in us regaining all rights to the applicable compound in the Territory. In addition, BeiGene may terminate the BeiGene Agreement for convenience at any time upon 90 days’ advance written notice to us. The BeiGene Agreement also contains customary provisions for termination by either party, including in the event of breach of the BeiGene Agreement, subject to cure.

HBV/HDV Entry Inhibitor

In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone. The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV. Our research team has identified a potential opportunity to develop a safe and effective oral small molecule viral entry inhibitor, which could significantly improve convenience and potentially enhance treatment uptake and diagnosis rates. Based on current progress, our aim is to nominate a product candidate for development in 2023. At AASLD 2022, we presented the preclinical characterization of our novel class of highly potent small molecule HBV/HDV entry inhibitors.

IFNAR Agonist

In July 2022, we introduced our new research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the IFN-α pathway within the liver and offer the convenience of oral dosing. IFN-α is a subcutaneous injectable immune modularity therapy approved for HBV that has demonstrated functional cure in some HBV patients, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage interferon-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability. Lead optimization of multiple agonists is progress. At AASLD 2022, we presented the preclinical characterization of our novel liver-focused small molecule agonists efficiently inhibiting HBV by activating type 1 interferon signaling.

Our Herpesvirus Programs

In August 2022, in addition to announcing our HBV/HDV inhibitor and IFNAR agonist programs, we introduced our first programs outside of hepatitis, which target HSV-2 and transplant-associated herpesviruses.

HSV-2

Up to 40% of patients with genital herpes associated with HSV-2 infection suffer from high-recurrence genital herpes, which results in painful lesions occurring six or more times per year, transmission risk (including neonatal transmission) and increased risk of HIV infection, as well as associated psychological stress.

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

Although there are approved antiviral therapies targeting HSV-2, these current therapies are only partially effective in preventing recurrence in patients experiencing high-recurrence genital herpes and require taking one or more pills daily. Due to the limitations of current therapies, we identified an opportunity to develop a potent, long-acting injectable helicase inhibitor with the potential to improve efficacy, convenience and patient compliance. We are targeting long-acting for at least monthly dosing and will continue to evaluate longer dosing intervals as development and formulation progress.

In February 2023, we nominated a development candidate for our HSV-2 long-acting helicase inhibitor program, 5366, for progression into IND-enabling studies.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more members of the herpesvirus family of viruses including cytomegalovirus (CMV), herpes simplex virus type 1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of the population is CMV-positive; (2) 60% of the population is HSV-positive; and (3) 80% of the population is VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to immune suppression. These uncontrolled viral infections increase risk of serious complications, including organ rejection and death.

As with HSV-2, there are approved antivirals that are administered in a transplant setting, but they are limited by a narrow spectrum (no approved drug is effective against all of the herpesviruses indicated above), potentially serious side effects and significant drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which would greatly simplify treatment. Our research team has discovered multiple series of potent, broad-spectrum herpesvirus polymerase inhibitors.

Intellectual Property

We own a U.S. patent application and related foreign patent applications that relate to compositions of matter and methods of using 3733; any patents issuing therefrom are expected to expire in 2039.

We own an international (PCT) application that relates to compositions of matter and methods of using 4334; any patents issuing therefrom are expected to expire in 2041.

We also own provisional patent applications relating to compositions of matter, method of using and pharmaceutical formulations of 5366, and provisional patent applications relating to compositions of matter and method of using our HBV/HDV entry inhibitors, IFNAR agonists and pan-herpes NNPIs.

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

U.S. drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

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

Clinical studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical study. Clinical studies are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov. The Food and Drug Omnibus Reform Act (FDORA), which was signed into law on December 29, 2022, made numerous amendments to the FDCA including provisions intended to, among other things, decentralize and modernize clinical trials and enhance diversity in clinical trial populations.

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

Marketing approval

After the completion of required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $3.2 million and the sponsor of an approved NDA is also subject to an annual program fee currently set at $0.4 million through September 30, 2023. These fees are typically adjusted on October 1 each year.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted. With passage of the FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and non-clinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

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

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM). In clinical studies, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a patient feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical studies to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. With the passage of the FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA until completion or termination of the study. FDORA further enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

The containment of healthcare costs has become a priority of federal, state and foreign governments, and the prices of drugs have been a focus in this effort. Third-party payors are increasingly challenging the prices charged for medical products and services and examining the medical necessity and cost-effectiveness of medical products and services, in addition to their safety and efficacy. Accordingly, we may need to conduct expensive pharmacoeconomic studies in order to demonstrate the medical necessity and cost-effectiveness of our product candidates, in addition to the trials required to obtain FDA or other comparable regulatory approvals. If these third-party payors do not consider our products to be cost-effective compared to other available therapies, they may not cover our products after approval as a benefit under their plans or, if they do, the level of payment may not be sufficient to enable us to maintain price levels high enough to realize an appropriate return on our investment in product development. Further, one payor’s determination to provide coverage for a product, if approved, does not assure that other payors will also provide coverage and reimbursement for the product, and the level of coverage and reimbursement can differ significantly from payor to payor.

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

The marketability of any products for which we may receive regulatory approval for commercial sale is dependent on the availability of adequate coverage and reimbursement from government and third-party payors. In addition, the emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example the Affordable Care Act of 2010, as amended by, the Health Care and Education Reconciliation Act (collectively, ACA), among other things, imposed an annual fee on any entity that manufactures or imports certain branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, under the Medicare Part D coverage gap discount program. In addition to these provisions, the ACA established a number of bodies whose work may have a future impact on the market for certain pharmaceutical products, including the Patient-Centered Outcomes Research Institute, established to oversee, identify priorities in, and conduct comparative clinical effectiveness research, and the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, established to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, former President Trump issued directives designed to delay the implementation of certain PPACA provisions or otherwise circumvent requirements for health insurance mandated by the PPACA, and Congress has considered legislation that would repeal, or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, effectively repealed the individual health insurance mandate, which is considered a key component of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the lower court decision, which was then appealed to the U.S. Supreme

Court. On June 17, 2021, the U.S. Supreme Court held that state and individual plaintiffs did not have standing to challenge the individual mandate provision of the ACA; in so holding, the Supreme Court did not consider larger constitutional questions about the validity of this provision or the validity of the ACA in its entirety. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the same U.S. District Court Judge in the Northern District of Texas who ruled against the individual mandate in 2018. In September 2022, the judge held that certain preventative services violated the U.S. Constitution and set a schedule for additional briefing that continued into January 2023. It is unclear how this or any potential future litigation and other efforts to repeal and replace the PPACA will impact the PPACA. Further, the Trump Administration’s 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on certain high-cost employer-sponsored insurance plans and, on January 1, 2021, eliminated the health insurer tax.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, and, due to subsequent legislative amendments, will remain in effect through 2031, with the exception of a temporary suspension from May 1, 2020 through March 2021, due to the COVID-19 pandemic. Further, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022, or IRA, enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, and requiring inflation rebates to limit annual drug price increases in Medicare. Beginning in 2025, the IRA also eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and imposing on new manufacturer discount program. In addition, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and the Centers for Medicare & Medicaid Services (CMS) issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program.

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the Biden administration may reverse or otherwise change these measures, both the Biden administration and Congress have indicated that they will continue to seek new legislative measures to control drug costs.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

California enacted the California Consumer Privacy Act (CCPA), which creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA will require covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may impact our business activities. Additionally, the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, imposes additional obligations on companies covered by the legislation and expands consumers’ rights with respect to certain sensitive personal information, among other things. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. Other states, including Virginia and Colorado have similarly passed data privacy laws that will regulate how businesses collect and share personal information.

New Legislation and Regulations

From time to time, legislation is drafted, introduced and passed in Congress that could significantly change the statutory provisions governing the testing, approval, manufacturing, marketing, and reimbursement status of products regulated by the FDA. In addition to new legislation, FDA regulations and policies are often revised or interpreted by the agency in ways that may significantly affect our business and our products. It is impossible to predict whether further legislative changes will be enacted or whether FDA regulations, guidance, policies or interpretations will be changed or what the effect of such changes, if any, may be.

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. Potential competitors include Johnson & Johnson, Roche, Gilead Sciences Inc., GlaxoSmithKline plc, Enanta Pharmaceuticals, Inc., HEC Pharma, Arbutus Biopharma, Vir Bio, Aligos Therapeutics, AiCuris Anti-infective Cures AG, and Qilu Pharmaceutical, among others. Additionally, we may face competition from currently available HBV treatments. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of our investigational product candidates used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for our product candidates.

Human Capital Management

As of December 31, 2022, we had 68 total employees and contracts with a number of temporary contractors, consultants and contract research organizations (CROs). The majority of our employees work out of our facility in South San Francisco, California. We also have a small number of remote employees spread across the United States and one remote employee in the United Kingdom.

We continually evaluate our needs and make strategic choices regarding whether to hire internal teams or outsource certain functions to CROs or contract manufacturing organizations (CMOs), as appropriate. We currently outsource our clinical study management to various CROs and utilize certain CMOs to manufacture both the drug substance and the drug product used in our ongoing and planned clinical studies.

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

Corporate Information

Our principal executive office is at 331 Oyster Point Blvd., Fourth Floor, South San Francisco, California 94080. Our telephone number is (833) 509-4583.

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

The reports filed with the SEC by us and by our officers, directors and significant stockholders are available for review on the SEC’s website at www.sec.gov.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings, debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. Elevated worldwide inflation rates that began in mid-2021 and continue to persist may also exacerbate the substantial operating and capital expenditures that we face to advance our current and future product candidates.

There is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all, particularly due the well-documented, ongoing sector-wide weakness in the biotech markets that began in early 2021. If we are unable to develop and commercialize any product candidates and generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development and clinical studies, sacrifice attractive business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price.

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

We rely on CROs to conduct some of our nonclinical and clinical studies due to our lack of suitable facilities and resources. In addition, parts of our business are reliant on CROs, vendors, suppliers and other service providers that are located outside of the United States.

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

In addition, these CROs may also have relationships with other entities, some of which may be our competitors. CRO personnel are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our clinical and nonclinical studies. If these CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements or for other reasons, our research, nonclinical or clinical studies may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates, any of which could materially harm our business, prospects, financial condition and results of operations.

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

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

In addition to top-line or preliminary results, the information that we may publicly disclose regarding a particular nonclinical or clinical study is based on extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. In addition, any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with, or do not accept, the data or conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

We rely on third parties to formulate and manufacture our product candidates and products that we study in combination with our product candidates. Our use of third parties may increase the risk that we will not have sufficient quantities of our product candidates or other products on time or at an acceptable cost.

We rely on third-party manufacturers to supply the quantities of our investigational product candidates used in our clinical and nonclinical studies. If any product candidate we develop or acquire in the future receives FDA or other regulatory approval, we expect to continue our reliance on one or more third-party contractors to manufacture our products. If, for any reason, we are unable to rely on any third-party sources we have identified to manufacture our product candidates, we would need to identify and contract with additional or replacement third-party manufacturers to manufacture drug substance and drug product for nonclinical, clinical and commercial purposes. We may be unsuccessful in identifying additional or replacement third-party manufacturers, or in negotiating acceptable terms with any that we do identify. If we are unable to establish and maintain manufacturing capacity, the development and sales of our products and our financial performance may be materially and adversely affected.

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

Our operating and financial strategy for the development, nonclinical and clinical testing, manufacture and commercialization of drug candidates heavily depends on collaborating with corporations, academic institutions, licensors, licensees, and other parties. However, there can be no assurance that we will successfully establish or maintain these collaborations. If a collaboration is terminated, replacement collaborators might not be available on attractive terms, or at all.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscapes for HBV, HDV, high-recurrence genital herpes and transplant-related herpesviruses are rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We compete with organizations, some with significantly more resources, who are developing competitive product candidates. If our competitors develop effective treatments for HBV, HDV, high-recurrence genital herpes and transplant-related herpesviruses or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects could be materially harmed.

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

The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of CIs, a novel class of product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events in our nonclinical or clinical studies or those of our competitors or of academic researchers utilizing the same mechanisms of action as our product candidates, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease office space for corporate and administrative functions and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. We also lease office space that was used for administrative functions in Carmel, Indiana under a lease agreement that expires in August 2023. In February 2021, we subleased substantially all of the office space under the lease in Carmel, Indiana for the remainder of its term. Our China subsidiary leases registrational offices in Shanghai and Beijing. Our lease in Shanghai expires in November 2023, and our Beijing lease expired in October 2022 and has been extended on a month-to-month term.

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

Holders of Record

As of March 20, 2023, there were 76 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2022.

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

Overview

We are a biopharmaceutical company advancing clinical candidates with the potential to improve the lives of millions of people living with chronic hepatitis B virus (HBV) infection around the world, an early-stage development program targeting high-recurrence genital herpes and research programs focused on the discovery of novel antivirals to treat devastating viral diseases, including hepatitis delta virus (HDV), herpes simplex virus type 2 (HSV-2) and transplant-related herpesviruses.

In July 2022, we implemented a strategic restructuring plan to: (1) discontinue development of our first-generation core inhibitor (CI), vebicorvir (VBR), based on review of interim on-treatment efficacy data from then ongoing triple combination studies that did not support continuation; (2) advance our next-generation CIs, ABI-H3733 (3733) and ABI-4334 (4334), in clinical studies; and (3) prioritize research activities, including our: HBV/HDV entry inhibitor; orally bioavailable, liver-focused interferon-α (IFN-α) receptor (IFNAR) agonist; long-acting HSV-2 helicase inhibitor targeting high-recurrence genital herpes; and programs targeting pan-herpes non-nucleoside polymerase inhibitors (NNPIs) for transplant-associated infections. The strategic plan included a reduction of our workforce by 30 employees, resulting in a total of approximately 70 remaining employees. In connection with the plan, our Chief Medical Officer and Chief Financial Officer stepped down from their roles.

Our HBV and HDV Programs

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019, and 1.5 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 820,000 people died in 2019 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. Of the 296 million people living with chronic HBV infection as of 2019, only approximately 30 million were aware of their infection, and only approximately 6.6 million of those diagnosed received treatment. HBV is a highly prevalent disease that infects more than three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO, and has a higher morbidity and mortality rate.

The current standard of care for chronic HBV infection, NrtIs, are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates, leaving an enormous unmet need. No new mechanisms of action (MOA) have been approved for chronic HBV infection in over 25 years. The focus of our HBV program is to improve outcomes and increase the number of patients diagnosed and treated through the development of finite and curative therapies.

We are also progressing two programs with potential application against HDV. HDV is a “satellite virus,” because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV impacts a subset of approximately 12 million HBV patients. These patients, which only comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive patients, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. In parallel with our efforts to develop finite therapies and functional cures for HBV, we are also advancing programs targeting HDV given the immediate disease burden facing these patients.

The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV.

Core Inhibitors

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the cell nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought in the HBV field. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA. Through our research efforts, we have discovered several chemically distinct series of small molecule CIs that directly target and allosterically inhibit core protein functions. As a result, we believe that our pipeline offers the potential for both first-in-class and best-in-class compounds that target critical steps involved in cccDNA generation and the HBV viral replication cycle.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocyte cells and patients. On this basis, our CIs have shown preclinical proof of principle. In a variety of cell culture models, CIs have demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and viral pre-genomic RNA (pgRNA).

Our research and development organizations are advancing next-generation CIs through clinical development. These candidates, which exhibit multiple MOAs, have been optimized to potently disrupt both viral replication (MOA #1) and, importantly, prevent the establishment and replenishment of new cccDNA (MOA #2). cccDNA is the viral reservoir that drives HBV’s life-long persistence in patients. First-generation CIs have not demonstrated adequate potency to sufficiently block its formation. Further, the current standard of care, NrtIs, can only inhibit production of new virus—and do so incompletely.

We leveraged our prior experience with our first-generation CI, VBR, which did not have sufficient potency against MOA #2, in the development of our next-generation CIs. VBR was evaluated in a Phase 2 program with treatment for up to 1.5 years across patient populations and exhibited a favorable safety profile. VBR was observed to be potent against MOA #1 but not MOA #2, and, while it demonstrated greater viral suppression in combination with standard-of-care NrtIs than NrtIs alone, it did not achieve functional cure or finite treatment in our clinical studies. As a result, we discontinued development of VBR. Our two next-generation CIs, 3733 and 4334, were developed to optimize activity against both MOAs and show significantly enhanced potency against both mechanisms preclinically.

3733

3733 was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from 4334 and both of our discontinued first-generation CI product candidates, VBR and ABI-H2158 (2158).

In preclinical studies, 3733 has demonstrated pan-genotypic activity and an improved resistance profile, as well as significantly increased potency against both MOAs and target coverage as compared to both VBR and 2158. In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Data indicated that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at the American Association for the Study of Liver Diseases (AASLD) The Liver Meeting® in November 2021 (AASLD 2021). In 2021, following the completion of the Phase 1a trial, our chemistry, manufacturing and controls (CMC) organization developed a new tablet formulation to support Phase 1b for 3733. At the European Association for the Study of the Liver's (EASL) International Liver CongressTM in June 2022 (EASL 2022), we presented 3733’s improved PK profile resulting from the new formulation activities mentioned above.

In addition, at EASL's International Liver CongressTM in June 2021 (EASL 2021), we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158.

In June 2022, we initiated a randomized, multi-center, double-blind and placebo-controlled Phase 1b trial of 3733 evaluating the safety, PK and antiviral activity of 3733 in adults with cHBV infection, including changes in HBV DNA and other viral parameters associated with 3733 treatment in adults with chronic HBV infection who are treatment naïve or off treatment. Patients were randomized 8:2 between the new tablet formulation of 3733 and placebo for a period of 28 days.

In December 2022, we released interim data from the Phase 1b trial, which consisted primarily of HBeAg negative patients. The dose selected for the first cohort was 50 mg. Given the potent antiviral activity observed at 50 mg, a 25 mg dose was selected for the second cohort to further explore the dose response curve of 3733. A dose of 100 mg was selected for the third cohort. As of mid-December 2022, dosing in the 3733 Phase 1b trial had been completed for all ten patients in the 50 mg first cohort. Nine of ten patients enrolled were HBeAg negative, so efficacy data was provided for these patients. Interim efficacy results from this cohort as of mid-December included HBV DNA, HBV RNA and antigen measurements for all patients for the full 28-day dosing period.

In the 50 mg cohort, six of eight patients receiving 3733 achieved HBV DNA less than the lower limit of quantification (<LLOQ) within 21 days, with a mean decline in HBV DNA over the treatment period of approximately 3.1 logs. Data on HBV RNA declines were limited due to low baseline levels in predominantly e-antigen negative patients.

The second cohort, evaluating a dose of 25 mg, was fully enrolled by December 2022. Nine of ten patients enrolled were HBeAg negative. In the five patients that had completed 28 days of treatment as of mid-December 2022, the mean reduction in HBV DNA was approximately 1.9 logs. Data on HBV RNA levels were not available as of mid-December 2022.

The third cohort, evaluating a dose of 100 mg, was fully enrolled by February 2023. Ten of 11 patients enrolled were HBeAg negative so efficacy data was provided for these patients. Interim efficacy results from this cohort as of mid-March included HBV DNA, HBV RNA, and antigen measurements for the seven HBeAg negative patients receiving 3733 that had completed 28 days of treatment. All seven patients achieved HBV DNA <LLOQ within 21 days. As all of these patients reached <LLOQ, the mean declines in HBV DNA over the treatment period of approximately 3.0 logs reflect baseline DNA levels and the lower limit of the quantifiable range in this cohort. Data on HBV RNA declines were limited due to low baseline levels in predominately HBeAg negative patients. As expected given the 28-day dosing period, limited changes in viral antigens were observed.

In the 25 mg, 50 mg and 100 mg cohorts, all treatment-emergent adverse events (AEs) and laboratory abnormalities reported were Grade 1 or Grade 2. Further, no AEs led to treatment discontinuation, and no clinically significant ECG abnormalities or patterns of AEs or lab abnormalities were noted. The observed PK for the new tablet formulation of 3733 was consistent with predictions from preclinical studies, providing exposure equivalent to the liquid formulation evaluated in the Phase 1a study for 3733. Available PK data indicated that exposures exhibited dose-proportional increases in the dose range from 25 mg to 100 mg.

As expected, given the 28-day dosing period, limited changes in viral antigens were observed.

A 26-week non-clinical chronic toxicology study of 3733 has been ongoing in parallel with the Phase 1b study. This study revealed a toxicity in one species that was not observed in the previous 28-day toxicology study. We continue to evaluate the data; however, proceeding with longer-term dosing of 3733 in a Phase 2 study would require further assessment and likely an additional chronic toxicology study in another species, which would add cost and time to the development timeline for 3733.

In March 2023, based on data to date from the ongoing clinical Phase 1 studies of both 3733 and 4334 and a non-clinical chronic toxicology study of 3733, we have paused core inhibitor candidate 3733 and prioritized core inhibitor candidate 4334.

4334

In mid-2021, we announced the selection of 4334, the second of our next-generation CI product candidates. As with all our CI product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from VBR, which is licensed from Indiana University, 3733 and 2158.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency against both MOAs. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD in November 2021. At EASL 2022, we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids. At AASLD in November 2022 (AASLD 2022), we presented preclinical data demonstrating that 4334 also accelerates capsid assembly and inhibits cccDNA formation through multiple pathways and showed that 4334 can prematurely disrupt capsids containing dendrimer-like-DNA, which has the potential to impact HBV integration.

In October 2022, we initiated a Phase 1a clinical study of 4334 to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. We shared interim data from this Phase 1a trial at two time points, as of mid-December 2022 for the initial 30 mg single dose cohort and as of mid-March 2023 for all remaining single dose cohorts (100 mg, 200 mg and 400 mg) and the first 100 mg multiple-dose cohort. Dosing has completed for the second and final multiple dose cohort of 200 mg and a food effect cohort at 200 mg is also ongoing. We expect to share safety and PK data from this final multiple dose cohort when available in April 2023.

Based on data available for the single-dose and 100 mg multiple-dose cohorts as of mid-March 2023, 4334 had a mean half-life supporting once-a-day dosing. Based on the PK data from these cohorts and preclinical studies, daily minimum plasma trough concentrations (Cmin) were projected to achieve double-digit multiples of the protein-adjusted EC50 for both MOAs within the dose ranges studied in the Phase 1a study.

Through mid-March 2023, treatment-emergent AEs and laboratory abnormalities were mild to moderate and there were no patterns of AEs or laboratory abnormalities noted and no clinically significant ECG abnormalities were reported.

In March 2023, based on data to date from the ongoing clinical Phase 1 studies of both 3733 and 4334 and a non-clinical chronic toxicology study of 3733, we have prioritized core inhibitor candidate 4334 and paused core inhibitor candidate 3733.

HBV/HDV Entry Inhibitor

In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone. The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV. Our research team has identified a potential opportunity to develop a safe and effective oral small molecule viral entry inhibitor, which could significantly improve convenience and potentially enhance treatment uptake and diagnosis rates. Based on current progress, our aim is to nominate a product candidate for development in 2023. At AASLD 2022, we presented the preclinical characterization of our novel class of highly potent small molecule HBV/HDV entry inhibitors.

IFNAR Agonist

In July 2022, we introduced our new research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the IFN-α pathway within the liver and offer the convenience of oral dosing. IFN-α is a subcutaneous injectable immune modularity therapy approved for HBV that has demonstrated functional cure in some HBV patients, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage interferon-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability. Lead optimization of multiple agonists is progress. At AASLD 2022, we presented the preclinical characterization of our novel liver-focused small molecule agonists efficiently inhibiting HBV by activating type 1 interferon signaling.

Our Herpesvirus Programs

In August 2022, in addition to announcing our HBV/HDV inhibitor and IFNAR agonist programs, we introduced our first programs outside of hepatitis, which target high-recurrence genital herpes and transplant-associated herpesviruses.

HSV-2

Up to 40% of symptomatic patients with HSV-2 suffer from high-recurrence genital herpes, which results in painful lesions occurring six or more times per year, transmission risk (including neonatal transmission) and increased risk of HIV infection, as well as associated psychological stress.

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

Although there are approved antiviral therapies targeting HSV-2, these current therapies are only partially effective in preventing recurrence in patients experiencing high-recurrence genital herpes and require taking one or more pills daily. Due to the limitations of current therapies, we identified an opportunity to develop a potent, long-acting injectable helicase inhibitor with the potential to improve efficacy, convenience and patient compliance. We are targeting long-acting at least monthly dosing and will continue to evaluate longer dosing intervals as development and formulation progress.

In February 2023, we nominated a development candidate for our HSV-2 long-acting helicase inhibitor program, 5366, for progression into IND-enabling studies.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more members of the herpesvirus family of viruses including cytomegalovirus (CMV), herpes simplex virus type 1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of the population is CMV-positive; (2) 60% of the population is HSV-positive; and (3) 80% of the population is VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to immune suppression. These uncontrolled viral infections increase risk of serious complications, including organ rejection and death.

As with HSV-2, there are approved antivirals that are administered in a transplant setting, but they are limited by a narrow spectrum (no approved drug is effective against all of the herpesviruses indicated above), potentially serious side effects and significant drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which would greatly simplify treatment. Our research team has discovered multiple series of potent, broad-spectrum herpesvirus polymerase inhibitors.

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California as well as registrational offices, but no employees, in China.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of December 31, 2022, we had an accumulated deficit of $724.5 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Research and Development Expense and Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate certain research and development expenses. This process involves reviewing quotations and contracts, reviewing the terms of our license agreements, communicating with our vendors and applicable personnel to identify services that have been performed on our behalf and estimating the level of service performed and the associated cost incurred for the service when we have not yet been invoiced or otherwise notified of the actual cost. The majority of our service providers invoice us monthly in arrears for services performed or when contractual milestones are met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received. Such payments are evaluated for current or long-term classification based on when they will be realized or consumed. Examples of estimated amortized or accrued research and development expenses include fees to:

•
contract research organizations (CROs) and other service providers in connection with clinical studies;
•
contract manufacturing organizations (CMOs) in connection with the production of clinical trial materials; and
•
vendors in connection with preclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2022 and 2021.

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

Goodwill and Indefinite-Lived Intangible Asset

Prior to their full impairment in 2021, goodwill and our indefinite-lived intangible asset were reviewed for impairment at least annually in the fourth quarter and more frequently if events or other changes in circumstances indicated the carrying amount of the assets may not have been recoverable.

Goodwill

We have one operating segment and reporting unit. Accordingly, our review of goodwill impairment indicators was performed at the entity-wide level. In performing each annual impairment assessment and any interim impairment assessment, we determined if we should qualitatively assess whether it was more likely than not the fair value of goodwill was less than its carrying amount (the qualitative impairment test). Some of the factors considered in the assessment included general macroeconomic conditions, conditions specific to the industry and market, cost factors, the overall financial performance and whether there had been sustained declines in our share price. If we concluded it was more likely than not the fair value of the reporting unit was less than its carrying amount, or elected not to use the qualitative impairment test, a quantitative impairment test was performed.

We used our market capitalization as an indicator of fair value. We believe that since our reporting unit is publicly traded, the ability of a controlling stockholder to benefit from synergies and other intangible assets which arise from control might cause the fair value of our reporting unit as a whole to exceed our market capitalization. However, we believe the fair value measurement need not be based solely on the quoted market price of an individual share of our common stock, but also can consider the impact of a control premium in measuring the fair value of its reporting unit. The control premium utilized was based on control premiums observed in recent acquisitions of entities similar to us which were made on a non-minority basis. Should our market capitalization have been less than our total stockholders’ equity as of our annual test date or as of any interim impairment testing date, we also considered market comparables, trends in our stock price over a reasonable period and, if appropriate, used an income approach (discounted cash flow) to determine whether the fair value of our reporting unit was greater than our carrying amount. When we used an income approach, we established a fair value by estimating the present value of our projected future cash flows, adjusted for probabilities of technical success, expected to be generated from our business. The discount rate applied to the projected future cash flows to arrive at the present value was intended to reflect all risks of ownership and the associated risks of realizing the stream of projected future cash flows. Our discounted cash flow methodology considered projections of financial performance for a period of several years combined with an estimated residual value.

We elected to perform a quantitative impairment assessment of goodwill for our single reporting unit in 2021 due to a sustained decline in our market capitalization, an increase in negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. We estimated and reconciled the fair value of our reporting unit using both a market approach, utilizing our market capitalization adjusted for an estimated control premium, and the income approach, discounting future cash flows based on management’s expectations of timelines to complete clinical trials, regulatory and commercial probabilities of technical success as well as future earnings forecast. Before completing our goodwill impairment test, we first tested our indefinite-lived intangible asset then our remaining long-lived assets for impairment. We concluded our indefinite-lived intangible asset was fully impaired and included that impairment within the net carrying value of our reporting unit for purposes of our goodwill impairment test. No impairment was identified for our long-lived assets. We concluded the fair value of our single reporting unit was less than its carrying value and therefore recognized an impairment charge of $12.6 million during 2021 to write off the entire balance of our goodwill. This was primarily due to an increase in discount rates from the standpoint of a market participant and their views on how such aforementioned events increase the risks associated with the Company. The fair value measurements were primarily based on Level 3 inputs. The calculation of the impairment charge included substantial fact-based determinations and estimates including discount rates, future revenues, profitability, cash flows, probabilities of technical success, and fair values of assets and liabilities, and any changes to these assumptions could result in changes to the fair value of our single reporting unit. The goodwill impairment charge is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Indefinite-Lived Intangible Asset

Our indefinite-lived intangible asset consisted of in-process research and development (IPR&D) associated with small molecule CIs that directly target and allosterically inhibit core protein functions associated with HBV that were acquired with the acquisition of Assembly Pharmaceuticals, Inc. in 2014. IPR&D represented the fair value assigned to incomplete research projects we acquired through a business combination which, at the time of acquisition, had not reached technological feasibility, regardless of whether they had alternative use. The primary basis for determining the technological feasibility or completion of these projects was obtaining regulatory approval to market the underlying products in an applicable geographic region. We classified IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts were either completed or abandoned. Upon completion of the associated research and development efforts, we would perform a final test for impairment and would determine the useful life of the technology and begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, we would write off the remaining carrying amount of the associated IPR&D intangible asset.

In performing each annual impairment assessment and any interim impairment assessment, we determined if we should qualitatively assess whether it was more likely than not the fair value of our IPR&D asset was less than its carrying amount (the qualitative impairment test). If we concluded that was the case, or elected not to use the qualitative impairment test, we would proceed with quantitatively determining the fair value of the IPR&D asset and comparing its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

In performing the qualitative impairment test, we considered the results of the most recent quantitative impairment test and identified the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value we identified were consistent with the assumptions used in the quantitative estimate of the IPR&D asset discussed below. Using these drivers, we identified events and circumstances that may have had an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. We then weighed these factors to determine and conclude if it was more likely than not the IPR&D asset was impaired. If it was more likely than not the IPR&D asset was impaired, we proceeded with quantitatively determining the fair value of the IPR&D asset.

We used the income approach to determine the fair value of our IPR&D asset. This approach calculates fair value by estimating the after-tax, probability of technical success adjusted, cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate included significant assumptions regarding the estimates market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which were based on estimates of the sales price of the drug, the number of patients who will be diagnosed and treated and our competitive position in the marketplace, and appropriate discount and income tax rates. The fair value of our IPR&D asset could vary based on the significant assumptions described. Any impairment to be recorded was calculated as the difference between the fair value of the IPR&D asset as of the date of the assessment with the carrying value of the IPR&D asset on our consolidated balance sheet.

In 2021, we also completed a quantitative impairment test for our IPR&D asset associated with the Assembly Pharmaceuticals, Inc. acquisition prior to the goodwill impairment test. We utilized the discounted cash flow model of the income approach and determined the carrying value of our IPR&D asset was fully impaired resulting in an impairment charge of $29.0 million during 2021. This was primarily driven by a higher discount rate applied to future cash flows based on a market participant’s view of increased risk associated with a negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. The fair value measurements were primarily based on Level 3 inputs. Some of the more significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues, the appropriate discount rate to select in order to measure the risk inherent in the future cash flows, cost to complete the IPR&D project as well as other factors. The impairment charge recorded is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Results of Operations

General

At December 31, 2022, we had an accumulated deficit of $724.5 million primarily as a result of research and development expenses and general and administrative expenses. While we may in the future generate revenue from a variety of sources, including license fees, milestone payments, research and development payments in connection with strategic partnerships and/or product sales, our product candidates are in the clinical stage of development or in varying stages of nonclinical development and may never be successfully developed or commercialized. Accordingly, we expect to continue to incur substantial losses from operations for the foreseeable future and there can be no assurance we will ever generate significant revenues.

Comparison of the Years Ended December 31, 2022 and 2021

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Collaboration revenue	$—	$6,254	$(6,254)	(100%)

There was no collaboration revenue for the year ended December 31, 2022. Collaboration revenue for the year ended December 31, 2021 consists of the recognition of deferred revenue allocated to 2158 under our collaboration agreement with BeiGene, Ltd. (the BeiGene Agreement) upon discontinuing development of 2158.

Research and Development Expense

Research and development expenses consist primarily of employee-related expenses, fees paid to CROs and CMOs, lab supplies and other third party expenses that support our research and discovery, nonclinical and clinical activities. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Year Ended December 31,			$ Change	% Change
	2022	2021		2022 vs. 2021	2022 vs. 2021
External expenses:
Research and discovery	$10,338	$6,274		4,064	65%
3733	8,165	2,335		5,830	250%
VBR	6,962	16,012		(9,050)	(57%)
4334	5,195	2,796		2,399	86%
2158	2,440	9,916		(7,476)	(75%)
Microbiome	—	(2,579)	(1)	2,579	(100%)
Total external expenses	33,100	34,754		(1,654)	(5%)
Employee and contractor-related expenses	31,052	26,423		4,629	18%
Facility and other expenses	5,828	7,347		(1,519)	(21%)
Total research and development expenses	$69,980	$68,524		$1,456	2%

(1) Microbiome external expenses in 2021 include a $3.0 million gain on the sale of Microbiome assets.

Research and development expenses were $70.0 million for the year ended December 31, 2022 compared to $68.5 million for the year ended December 31, 2021. The $1.5 million increase in research and development expenses was primarily driven by increases in employee and contractor-related expenses of $4.6 million due to the reversal in 2021 of $4.8 million of previously recognized stock-based compensation expense related to forfeited awards of terminated employees, of which $2.7 million resulted from the wind-down of our Microbiome program, as well as increases in salaries and benefits primarily due to severance costs incurred related to the reorganization announced in July 2022. We also experienced increases in external expenses generated from the advancement of 3733, our research discovery programs, which expand our portfolio beyond CIs, and advancement of 4334 to a Phase 1a trial which was initiated in 2022. This was partially offset by decreases in external expenses due to our discontinuation of the VBR, 2158 and Microbiome programs, net of a $3.0 million gain on the sale of Microbiome assets recognized during the year ended December 31, 2021, and a decrease in facility and other expenses of $1.5 million primarily attributable to asset impairment and other charges incurred in 2021 in connection with the wind-down of the Microbiome program.

General and Administrative Expense

General and administrative expenses consist primarily of salaries and other related costs for personnel in executive, finance, accounting, business development, information technology, legal and human resources functions. Other significant costs include facility costs not otherwise included in research and development expenses, insurance costs, legal fees relating to patents and corporate matters and fees for accounting and consulting services.

The following table summarizes the period-over-period change in our general and administrative expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
General and administrative expenses	$24,134	$28,780	$(4,646)	(16%)

General and administrative expenses were $24.1 million for the year ended December 31, 2022, compared to $28.8 million for the year ended December 31, 2021. The decrease of $4.6 million in general and administrative expenses was primarily due to a $1.7 million decrease in professional fees attributable to reductions in legal and outside consulting-related expenses and the amortization of incremental contract costs under the BeiGene Agreement upon discontinuing development of 2158 in 2021. We also experienced decreases of $1.1 million in stock-based compensation expense in 2022 primarily due to a decrease in the grant date fair value of recent option grants, $0.6 million in salaries and benefits as a result of no bonus being due to our former Chief Executive Officer following his retirement, $0.5 million in facility-related expenses primarily due to termination of lease agreements related to the wind-down of the Microbiome program in 2021 and $0.5 million in recruitment expenses due to hiring of fewer employees during the year ended December 31, 2022 compared to the same period in 2021. The severance costs incurred related to the reorganization announced in July 2022 were offset by a reduction in bonuses for those impacted by the reorganization.

Impairment of Goodwill and Indefinite-Lived Intangible Asset

The following table summarizes the period-over-period change in our impairment of goodwill and indefinite-lived intangible asset (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Impairment of goodwill and indefinite-lived intangible asset	$—	$41,638	$(41,638)	-100%

In the fourth quarter of 2021, we concluded our goodwill and IPR&D asset were impaired due to a sustained decline in our stock price as well as industry and market factors which caused an increase in the estimated discount rate applied to future cash flows. This resulted in the entire write-off of our goodwill and IPR&D asset of $12.6 million and $29.0 million, respectively.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Interest and other income, net	$1,022	$302	$720	238%

Interest and other income, net was $1.0 million for the year ended December 31, 2022, compared to $0.3 million for the year ended December 31, 2021. The increase of $0.7 million was primarily due to more interest income earned on marketable securities caused by multiple interest rate increases in 2022.

Income Tax Benefit

The following table summarizes the period-over-period changes in our income tax benefit (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2022	2021	2022 vs. 2021	2022 vs. 2021
Income tax benefit	$—	$2,531	$(2,531)	-100%

There was no income tax benefit recognized during the year ended December 31, 2022. During the year ended December 31, 2021, we recognized an income tax benefit of $2.5 million due to the reversal of deferred tax liabilities associated with our IPR&D which was fully impaired in 2021.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2022 principally with debt prior to our initial public offering, and thereafter with equity financing, raising an aggregate of $605.0 million in net proceeds from public offerings and private placements from inception to December 31, 2022.

In 2021, we sold an aggregate of 11,234,207 shares of common stock under our “at-the-market” offering program (2020 ATM), resulting in net proceeds of $52.8 million.

In 2022, we sold an aggregate of 300,827 shares of common stock through the 2020 ATM, resulting in net proceeds of $0.3 million.

Future Funding Requirements

We expect our future operating expenses to decrease as we continue to realize cost savings from our strategic reorganization plan we implemented in July 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate our research and development programs or future commercialization efforts.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. Our contractual obligations include operating lease obligations totaling $3.5 million as of December 31, 2022, of which $3.4 million are short-term. We also enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice. Since our inception, we have not engaged in any off-balance sheet arrangements as defined in Item 303(a)(4) of Regulation S-K.

Our future capital requirements will depend on many factors, including:

•
our ability to raise capital despite macroeconomic and geopolitical events impacting financial markets, such as rising inflation, market volatility and risk of recession;

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

Cash Flows

A summary of our cash flows for the periods presented was as follows (in thousands):

	Year Ended December 31,
	2022	2021
Operating activities	$(84,463)	$(93,396)
Investing activities	90,640	26,515
Financing activities	614	53,064
Net increase (decrease) in cash and cash equivalents	$6,791	$(13,817)

Net Cash Used in Operating Activities

Net cash used in operating activities was $84.5 million for the year ended December 31, 2022. This was primarily due to our net loss of $93.1 million, adjusted for $6.6 million recognized for stock-based compensation expense.

Net cash used in operating activities was $93.4 million for the year ended December 31, 2021. This was primarily due to our net loss of $129.9 million, which included the recognition of $41.6 million in non-cash charges for the impairment of our goodwill and indefinite-lived intangible asset and $6.3 million in collaboration revenue from deferred revenue allocated to 2158 under the BeiGene Agreement upon discontinuing development of 2158.

Net Cash Provided by Investing Activities

Net cash provided by investing activities for the year ended December 31, 2022 was $90.6 million due to proceeds of $89.2 million from sales and maturities of marketable securities, net of purchases, and proceeds of $1.5 million received in 2022 from the sale of Microbiome assets in 2021.

Net cash provided by investing activities for the year ended December 31, 2021 was $26.5 million. This was due to proceeds of $27.3 million from sales and maturities of marketable securities, net of purchases, and proceeds of $1.5 million from the sale of Microbiome assets. This was partially offset by our purchase of leased equipment for $3.1 million that we then sold for $0.9 million in connection with the wind-down of the Microbiome program.

Net Cash Provided by Financing Activities

Net cash provided by financing activities for the year ended December 31, 2022 was $0.6 million resulting from the net proceeds of $0.3 million from the sale of 300,827 shares of our common stock under the 2020 ATM and $0.3 million from the issuance of 225,832 shares of common stock under the Assembly Biosciences Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).

Net cash provided by financing activities for the year ended December 31, 2021 was $53.1 million resulting from the net proceeds of $52.8 million from the sale of 11,234,207 shares of our common stock under the 2020 ATM and $0.3 million from the issuance of 88,820 shares of common stock under the 2018 ESPP.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), that is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2022, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2022 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2022 and is incorporated in this Annual Report on Form 10-K by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except for the table regarding equity compensation plans, the information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2022 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by securityholders	9,118,366	(2)	$4.49	2,828,469	(3)

Equity compensation plans not approved by securityholders	1,672,263	(4)	$14.00	364,465	(5)
Total	10,790,629			3,192,934

(1)
The weighted average exercise price is calculated solely based on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units (RSUs), which have no exercise price.

(2)
This number includes the following: 248,369 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 1,543,737 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 1,541,237 were subject to outstanding stock options and 2,500 were subject to outstanding RSUs; 6,864,632 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan, as amended (2018 Plan), of which 5,214,008 were subject to outstanding stock options, 1,646,014 were subject to outstanding RSUs and 4,610 are underlying stock appreciation rights (which are not included in column (a) but are reflected in column (c)); and 466,238 options assumed by us in connection with our merger with Assembly Pharmaceuticals. This number excludes purchase rights currently accruing under the Assembly Biosciences, Inc. Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).
(3)
This number includes: no shares under the 2010 Plan, which has been frozen; 966,303 shares available for issuance under the 2014 Plan; 1,044,483 shares available for issuance under the 2018 Plan; and 817,683 shares reserved for issuance under the 2018 ESPP. As of March 9, 2023, assuming each participant purchases the maximum number of shares in the current offering period, no more than 107,500 shares are subject to purchase in the current offering, which ends on May 12, 2023.
(4)
This number includes 575,640 shares subject to outstanding awards granted under the 2017 Inducement Award Plan (2017 Inducement Plan), of which 571,890 were subject to outstanding stock options and 3,750 were subject to outstanding RSUs; 500,000 shares subject to stock options granted under the 2019 Inducement Award Plan (2019 Inducement Plan); and 596,623 shares subject to outstanding awards granted under the 2020 Inducement Award Plan (2020 Inducement Plan), of which 549,123 were subject to outstanding stock options and 47,500 were subject to outstanding RSUs.
(5)
This number includes: 208,588 shares available for issuance under the 2017 Inducement Plan, no shares under the 2019 Inducement Plan and 155,877 shares available for issuance under the 2020 Inducement Plan.

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

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the 2017 Inducement Plan, the 2019 Inducement Plan and the 2020 Inducement Plan. In April 2017, our board of directors adopted the 2017 Inducement Plan and reserved 800,000 shares of our common stock for issuance under 2017 the Inducement Plan. In August 2019, our board of directors adopted the 2019 Inducement Plan and reserved 500,000 shares of our common stock for issuance under the 2019 Inducement Plan. In March 2020, our board of directors adopted the 2020 Inducement Plan and reserved 800,000 shares of our common stock for issuance under the 2020 Inducement Plan. The only persons eligible to receive grants of awards under the 2017 Inducement Plan, the 2019 Inducement Plan or the 2020 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with us. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation dated May 25, 2022.	8-K	05/27/2022	3.1
3.2	Amended and Restated Bylaws as amended through December 7, 2022.	8-K	12/12/2022	3.1
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
4.2	Description of Securities.				X
10.1	Sub-Sublease, dated as of July 18, 2018, between Prothena Biosciences, Inc., as Sub-Sublandlord, and Assembly Biosciences, Inc., as Sub-Subtenant.	10-Q	11/08/2018	10.1
10.2*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.3†	Amendment No. 1 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	10-Q	11/05/2020	10.1
10.4†	Amendment No. 2 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	10-Q	11/05/2020	10.2
10.5†‡	Collaboration Agreement, dated as of July 17, 2020, by and between Assembly Biosciences, Inc. and BeiGene, Ltd.	10-Q	11/05/2020	10.3
10.7#	Amended and Restated Employment Agreement, dated December 12, 2023, between Assembly Biosciences, Inc. and Jason A. Okazaki.				X
10.8#	Employment Agreement, dated May 1, 2020, between Assembly Biosciences, Inc. and William E. Delaney IV, Ph.D., effective as of May 27, 2020.	10-K	02/25/2021	10.12
10.9#	2010 Equity Incentive Plan.	S-1/A	10/4/2010	10.14
10.10#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	06/06/2016	10.1
10.11#	Omnibus Amendment to Assembly Biosciences, Inc. Stock Incentive Plans.	10-Q	05/08/2020	10.2
10.12#	Form of Notice of Stock Option Grant and Stock Option Agreement under Amended and Restated 2014 Stock Incentive Plan.				X
10.13#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1
10.14#	Assembly Biosciences, Inc. 2017 Inducement Award Plan.	10-Q	08/09/2017	10.1
10.15#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.16#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.17#	Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	06/01/2018	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.18#	Amendment No. 1 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/21/2019	10.2
10.19#	Amendment No. 3 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	06/16/2020	10.1
10.20#	Amendment No. 4 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/25/2021	10.1
10.21#	Amendment No. 5 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/27/2022	10.1
10.22#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.				X
10.23#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	06/01/2018	10.3
10.24#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.25#	Form of Performance-Based Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	10-K	03/11/2022	10.24
10.26#	Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.	8-K	05/25/2021	10.4
10.27#	Assembly Biosciences, Inc. 2019 Inducement Award Plan.	10-Q	11/07/2019	10.4
10.28#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	10-Q	11/07/2019	10.5
10.29#	Assembly Biosciences, Inc. 2020 Inducement Award Plan.	10-Q	05/08/2020	10.3
10.30#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.4
10.31#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.5
10.32#	Assembly Biosciences, Inc. 2022 Corporate Bonus Plan.	8-K	02/17/2021	10.1
10.33	Open Market Sale Agreement by and between Assembly Biosciences, Inc. and Jefferies LLC.	S-3	08/28/2020	1.2
10.34#	Assembly Biosciences, Inc. 2022 Corporate Bonus Plan.	8-K	02/04/2022	10.1
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

** The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is to be deemed furnished and shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ASSEMBLY BIOSCIENCES, INC.

Date: March 22, 2023	By:	/s/ Jason A. Okazaki
	Name:	Jason A. Okazaki
	Title:	Chief Executive Officer and President

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Jason A. Okazaki and John O. Gunderson, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jason A. Okazaki.	Chief Executive Officer, President and Director	March 22, 2023
Jason A. Okazaki	(Principal Executive Officer and Principal Financial Officer)
/s/ Jeanette M. Bjorkquist	Executive Director, Accounting and Treasury	March 22, 2023
Jeanette M. Bjorkquist	(Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	March 22, 2023
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	March 22, 2023
Anthony E. Altig

/s/ Gina Consylman	Director	March 22, 2023
Gina Consylman

/s/ Richard D. DiMarchi, Ph.D.	Director	March 22, 2023
Richard D. DiMarchi, Ph.D.

/s/ Sir Michael Houghton, Ph.D.	Director	March 22, 2023
Sir Michael Houghton, Ph.D.

/s/ Lisa R. Johnson-Pratt, M.D.	Director	March 22, 2023
Lisa R. Johnson-Pratt, M.D.

/s/ Susan Mahony, Ph.D.	Director	March 22, 2023
Susan Mahony, Ph.D.

/s/ John G. McHutchison, A.O., M.D.	Director	March 22, 2023
John G. McHutchison, A.O., M.D.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accrued research and development expenses
Description of the Matter

For the year ended December 31, 2022, the Company incurred $70.0 million of research and development expenses and recorded $3.1 million of accrued research and development expenses at December 31, 2022. As described in Note 2 to the consolidated financial statements, the Company’s accrued research and development expenses are based on estimates of the services received and efforts expended pursuant to contracts with multiple contract research organizations and manufacturing vendors that conduct and manage these activities on its behalf. When billing terms under such contracts do not coincide with the timing of when the work is performed, management is required to make estimates of outstanding obligations to those third parties as of period end. The accrual is based on a number of factors, including the time period over which services will be performed, enrollment of subjects, number of sites activated, and the level of effort expended in each period. At period end, accrued research and development expenses are recorded based upon estimates of the proportion of work completed over the term of the individual clinical trial and manufacturing activities in accordance with signed agreements with the third parties. The Company obtains information directly from these service providers and performs procedures to challenge these estimates based on their internal understanding of the services provided to date. However, the Company may also be required to estimate these services based on information available to its internal clinical or administrative staff if such information is not able to be obtained timely from its services providers.

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

How We Addressed the Matter in Our Audit

To test the completeness of accrued research and development expenses, we performed audit procedures that included, among others, direct confirmation of contract terms and conditions with a sample of the Company’s third-party vendors. We also confirmed the progress of contracted clinical activities with these third-party vendors and compared such data to the Company’s estimates of progress as reflected in their accrual models. We further tested the accuracy of the calculations, the completeness of the data utilized, and the reasonableness of the inputs used in management’s accrual models by testing actual invoices paid to date, agreeing inputs back to contractual terms and holding discussions with clinical or administrative staff outside of the finance function. Procedures were performed to evaluate the reliability, completeness and relevance of management’s data by testing actual invoices paid and holding discussions with clinical or administrative staff outside of the finance function to corroborate progress and estimated level of expended effort incurred by the Company’s third-party vendors. Further, we inspected material invoices received from third parties after the balance sheet date and evaluated whether services performed prior to the consolidated balance sheet date had been properly included in the accrual.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 22, 2023

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	As of December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$52,418	$45,627
Marketable securities - short-term	39,192	101,000
Accounts receivable from collaboration	944	336
Prepaid expenses and other current assets	4,413	7,241
Total current assets	96,967	154,204

Marketable securities - long-term	—	27,972
Property and equipment, net	743	1,139
Operating lease right-of-use (ROU) assets	3,195	6,042
Other assets	889	1,703
Total assets	$101,794	$191,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$2,493	$2,659
Accrued research and development expenses	3,122	3,400
Other accrued expenses	7,317	6,863
Operating lease liabilities - short-term	3,364	3,151
Total current liabilities	16,296	16,073

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	101	3,325
Total liabilities	19,130	22,131

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 and 100,000,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 48,894,973 and 48,120,437 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	49	48
Additional paid-in capital	807,938	800,728
Accumulated other comprehensive loss	(803)	(419)
Accumulated deficit	(724,520)	(631,428)
Total stockholders' equity	82,664	168,929
Total liabilities and stockholders' equity	$101,794	$191,060

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

	Year Ended December 31,
	2022	2021
Collaboration revenue	$—	$6,254

Operating expenses
Research and development	69,980	68,524
General and administrative	24,134	28,780
Impairment of goodwill and indefinite-lived intangible asset	—	41,638
Total operating expenses	94,114	138,942
Loss from operations	(94,114)	(132,688)

Other income
Interest and other income, net	1,022	302
Total other income	1,022	302
Loss before income taxes	(93,092)	(132,386)

Income tax benefit	—	2,531
Net loss	$(93,092)	$(129,855)

Other comprehensive loss
Unrealized loss on marketable securities	(384)	(149)
Comprehensive loss	$(93,476)	$(130,004)

Net loss per share, basic and diluted	$(1.92)	$(3.00)
Weighted average common shares outstanding, basic and diluted	48,409,265	43,280,383

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2020	34,026,680	$34	$742,387	$(270)	$(501,573)	$240,578
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	11,234,207	11	52,795	—	—	52,806
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	88,820	—	258	—	—	258
Issuance of common stock for settlement of restricted stock units (RSUs)	347,096	1	(1)	—	—	—
Issuance of common stock upon cashless exercise of pre-funded warrants	2,423,634	2	(2)	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(149)	—	(149)
Stock-based compensation	—	—	5,291	—	—	5,291
Net loss	—	—	—	—	(129,855)	(129,855)
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock under ATM equity offering program, net of issuance costs	300,827	1	324	—	—	325
Issuance of common stock under ESPP	225,832	—	289	—	—	289
Issuance of common stock for settlement of RSUs	247,877	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(384)	—	(384)
Stock-based compensation	—	—	6,597	—	—	6,597
Net loss	—	—	—	—	(93,092)	(93,092)
Balance as of December 31, 2022	48,894,973	$49	$807,938	$(803)	$(724,520)	$82,664

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(93,092)	$(129,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of goodwill and indefinite-lived intangible asset	—	41,638
Depreciation and amortization	498	466
Stock-based compensation	6,593	5,237
Net amortization of investments in marketable debt securities	155	586
Non-cash rent expense	3,505	3,840
Deferred income tax benefit	—	(2,531)
Loss on disposal of property and equipment	—	1,624
Gain on the sale of Microbiome assets	—	(3,000)
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(608)	894
Prepaid expenses and other current assets	1,328	1,109
Other assets	814	4,689
Accounts payable	(166)	(1,939)
Accrued research and development expenses	(278)	(1,044)
Other accrued expenses	458	(5,070)
Deferred revenue	—	(6,254)
Operating lease liabilities	(3,670)	(3,786)
Net cash used in operating activities	(84,463)	(93,396)

Cash flows from investing activities
Proceeds from maturities of marketable securities	88,000	175,200
Proceeds from sale of marketable securities	28,825	12,500
Proceeds from the sale of Microbiome assets	1,500	1,500
Purchases of property and equipment	(102)	(3,096)
Purchases of marketable securities	(27,583)	(160,446)
Proceeds from sale of property and equipment	—	857
Net cash provided by investing activities	90,640	26,515

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	325	52,806
Proceeds from the issuance of common stock under ESPP	289	258
Net cash provided by financing activities	614	53,064

Net increase (decrease) in cash and cash equivalents	6,791	(13,817)
Cash and cash equivalents at the beginning of the period	45,627	59,444
Cash and cash equivalents at the end of the period	$52,418	$45,627
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$171	$126
Remeasurement of lease liabilities arising from modification of ROU assets	$—	$(788)
Receivable from sale of Microbiome assets included in prepaid expenses and other current assets	$—	$(1,500)

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc., together with its subsidiaries (Assembly or the Company), incorporated in Delaware in October 2005, is a biopharmaceutical company advancing clinical candidates for the treatment of chronic hepatitis B virus (HBV) infection, an early-stage development program targeting high-recurrence genital herpes and research programs focused on the discovery of novel antivirals to treat viral diseases, including hepatitis delta virus (HDV), herpes simplex virus type 2 (HSV-2) and transplant related herpesviruses. The Company operates in one segment and is headquartered in South San Francisco, California. Prior to the Company’s wind-down of its Microbiome program in January 2021, the Company also had operations in Connecticut.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed primarily through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date that these consolidated financial statements are issued. If the Company cannot generate significant cash from its operations, it intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility, inflation or other factors could also adversely impact the Company’s ability to access capital when and as needed.

If the Company is unable to secure additional sources of funding, generate revenue from collaborations, or receive full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

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

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates of costs incurred but not yet invoiced for research and development accruals as well as the estimated fair value of the Company's indefinite-lived intangible asset and the estimated fair value of the Company's reporting unit for purposes of evaluating goodwill impairment, both of which were fully impaired in 2021.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates and assumptions.

Other Risks and Uncertainties

The Company relies on contract research organizations (CROs), including one located in Ukraine which shut down operations due to Russia’s invasion. Though this CRO has resumed operations, the Company has reallocated certain work to other global CROs in case the CRO shuts down operations again.

U.S. and global financial markets have experienced volatility and disruption due to other macroeconomic and geopolitical events such as rising inflation, the risk of a recession, the ongoing conflict between Russia and Ukraine, as well as the ongoing impact of the COVID-19 pandemic. The Company cannot predict at this time to what extent, if at all, it and its employees, CROs, vendors and/or collaborators could potentially be negatively impacted by these events.

Cash and Cash Equivalents

All highly liquid investments, including money market funds, with original maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times as of and during the years ended December 31, 2022 and 2021, exceed federally insured limits.

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

Goodwill and Indefinite-Lived Intangible Asset

Prior to their full impairment in 2021, goodwill and indefinite-lived intangible assets were reviewed for impairment at least annually in the fourth quarter, and more frequently if events or other changes in circumstances indicated that the carrying amount of the assets may not have been recoverable.

Goodwill

The difference between the purchase price and the fair value of assets acquired and liabilities assumed in a business combination is allocated to goodwill. Goodwill was evaluated for impairment on an annual basis as of October 1, and more frequently if indicators were present or changes in circumstances suggested impairment may have existed. In performing each annual impairment assessment and any interim impairment assessment, the Company determined if it should qualitatively assess whether it was more likely than not the fair value of goodwill was less than its carrying amount (the qualitative impairment test). If the Company concluded it was more likely than not the fair value of the reporting unit was less than its carrying amount, or elected not to use the qualitative impairment test, a quantitative impairment test was performed. The Company’s annual or interim quantitative impairment testing was performed by comparing the estimated fair value of the reporting unit to its carrying value. An impairment charge was recognized for the amount by which the carrying amount exceeded the reporting unit’s fair value, not to exceed the carrying value of goodwill.

Indefinite-Lived Intangible Asset

The Company’s indefinite-lived intangible asset consisted of in-process research and development (IPR&D) associated with small molecule core inhibitors that directly target and allosterically inhibit core protein functions associated with HBV which were acquired with the acquisition of Assembly Pharmaceutics, Inc. in 2014. IPR&D represented the fair value assigned to incomplete research projects the Company acquired through a business combination which, at the time of acquisition, had not reached technological feasibility, regardless of whether they had alternative future use. The primary basis for determining the technological feasibility or completion of these projects was obtaining regulatory approval to market the underlying products in an applicable geographic region. The Company classified IPR&D acquired in a business combination as an indefinite-lived intangible asset until the associated research and development efforts were either completed or abandoned. Upon completion of the associated research and development efforts, the Company would perform a final test for impairment and would determine the useful life of the technology and would begin amortizing the assets to reflect their use over their remaining lives. Upon permanent abandonment, the Company would write-off the remaining carrying amount of the associated IPR&D intangible asset.

Indefinite-lived intangible assets were not amortized, but instead were reviewed for impairment at least annually, or more frequently if events occurred or circumstances changed that would indicate the carrying amount may be impaired. In performing each annual impairment assessment and any interim impairment assessment, the Company determined if it should qualitatively assess whether it was more likely than not the fair value of its IPR&D asset was less than its carrying amount (the qualitative impairment test). If the Company concluded that was the case, or elected not to use the qualitative impairment test, the Company would proceed with quantitatively determining the fair value of the IPR&D asset and compared its fair value to its carrying value to determine the amount of impairment, if any (the quantitative impairment test).

In performing the qualitative impairment test, the Company considered the results of the most recent quantitative impairment test and identified the most relevant drivers of the fair value for the IPR&D asset. The most relevant drivers of fair value identified were consistent with the assumptions used in the quantitative estimate of the IPR&D asset. Using these drivers of fair value, the Company identified events and circumstances which may have had an effect on the fair value of the IPR&D asset since the last time the IPR&D’s fair value was quantitatively determined. The Company then weighed these factors to determine and conclude if it was not more likely than not the IPR&D asset was impaired. If it was more likely than not the IPR&D asset was impaired, the Company proceeded with quantitatively determining the fair value of the IPR&D asset.

When performing the quantitative impairment test, the Company used the income approach to determine the fair value of its IPR&D asset. This approach calculates fair value by estimating the after-tax cash flows attributable to an in-process project over its useful life and then discounting these after-tax cash flows back to a present value. This estimate included judgmental assumptions regarding the estimates that market participants would make in evaluating the IPR&D asset, including the probability of successfully completing clinical trials and obtaining regulatory approval to market the IPR&D asset, the timing of and the expected costs to complete IPR&D projects, future net cash flows from potential drug sales, which were based on estimates of the sales price of the drug, the size of the patient population and cure rate, the Company's competitive position in the marketplace, and appropriate discount and tax rates. Any impairment to be recorded was calculated as the difference between the estimated fair value and the carrying value of the IPR&D asset on the Company’s consolidated balance sheet.

Leases

All of the Company’s leases are operating leases for facilities and equipment. The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases with a duration greater than one year are included in operating lease ROU assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in the Company’s consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The operating lease ROU assets also include any lease payments made and exclude lease incentives. Lease expense is recognized on a straight-line basis over the expected lease term. Variable lease expenses are recorded when incurred. The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component.

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets, including ROU operating lease assets, for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There were no indicators of impairment of long-lived assets during the years ended December 31, 2022 and 2021.

Property and Equipment, Net

Property and equipment are stated at cost and consist of lab and office equipment and leasehold improvements. The Company records depreciation under the straight-line method over the estimated useful lives of its property and equipment ranging from three to seven years.

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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,597	—	18,597
U.S. treasury securities	—	11,744	—	11,744
U.S. and foreign commercial paper	—	8,851	—	8,851
Total short-term marketable securities	—	39,192	—	39,192
Total assets measured at fair value	$49,676	$39,192	$—	$88,868

	December 31, 2021
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	—	7,013	—	7,013
Asset-backed securities	—	29,059	—	29,059
U.S. and foreign commercial paper	—	64,928	—	64,928
Total short-term marketable securities	—	101,000	—	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	—	19,043	—	19,043
U.S. treasury securities	—	8,929	—	8,929
Total long-term marketable securities	—	27,972	—	27,972
Total assets measured at fair value	$42,507	$128,972	$—	$171,479

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

The Company recognized an impairment charge of $41.6 million for its goodwill and indefinite-lived asset in 2021. The Company considered the fair value used to determine the impairment charge to be a Level 3 measurement. See additional discussion relating to the Company’s impairment of goodwill and indefinite-lived asset in Note 6.

There have been no transfers between Level 1, Level 2 or Level 3 for any of the periods presented. See Note 3 for further information regarding the carrying value of the Company’s investments in marketable securities.

Revenue Recognition and Accounts Receivable from Collaboration

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

The Company only applies the five-step model to contracts when it is probable the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the estimated relative standalone selling price (SSP) of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the SSP of each performance obligation.

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

At December 31, 2022 and 2021, all accounts receivable from collaboration are deemed collectible.

Contract Liabilities

The following tables present changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2022
Contract liabilities:
Deferred revenue	$2,733	$—	$—	$2,733

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2021
Contract liabilities:
Deferred revenue	$8,987	$—	$(6,254)	$2,733

	Year Ended December 31,
	2022	2021
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$—	$6,254
Performance obligations satisfied in previous period	$—	$—

Stock-Based Compensation

The Company measures stock-based compensation to employees, consultants, Board members, and non-employees at fair value on the grant date of the award. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company’s share price, the Company considers whether an adjustment to the observable market price is required when estimating fair values. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. Stock-based awards with graded vesting schedules are recognized using the accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards that have a performance condition, compensation cost is measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable. The Company assesses the probability of the performance conditions being met on a continuous basis. For awards that have a market condition, compensation cost is measured based on the grant-date fair value of the award and is expensed over the derived service period regardless of whether the underlying market condition is met. Forfeitures are recognized when they occur.

The Company estimates the fair value of stock option grants that do not contain market-based vesting conditions using the Black-Scholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company uses the Monte-Carlo model to calculate the fair value on the date of grant of awards which contain market-based vesting conditions. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards which includes the recent market price and volatility of the Company's shares. The Company is also required to make estimates as to the probability of achieving the specific performance conditions. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

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

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple contract research organizations and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.

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

The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the reorganization plan. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future accrued restructuring liabilities, requiring the recognition of additional restructuring charges or the reduction of accrued restructuring liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined. During the years ended December 31, 2022 and 2021, changes to previous estimates for restructuring charges were not material.

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

Variable Interest Entities

The Company reviews agreements it enters into with third party entities, pursuant to which it may have a variable interest in the entity, in order to determine if the entity is a variable interest entity (VIE). If the entity is a VIE, the Company assesses whether or not it is the primary beneficiary of that entity. In determining whether the Company is the primary beneficiary of an entity, the Company applies a qualitative approach that determines whether it has both (1) the power to direct the economically significant activities of the entity and (2) the obligation to absorb losses of, or the right to receive benefits from, the entity that could potentially be significant to that entity. If the Company were to determine it is the primary beneficiary of a VIE, the Company would consolidate the statements of operations and financial condition of the VIE into its consolidated financial statements.

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

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses are required to be capitalized and amortized over a 15-year period.

The A.B. 85, H.R. 1319 and TCJA provision did not have a material impact on the Company’s consolidated financial statements.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(93,092)	$(129,855)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted	48,409,265	43,280,383
Net loss per share - basic and diluted	$(1.92)	$(3.00)

Securities excluded from the computation of diluted loss from per share because including them would have been antidilutive are as follows:

	December 31,
	2022	2021
Options to purchase common stock	9,090,865	6,161,901
Common stock subject to purchase under ESPP	71,653	78,740
Unvested RSUs	1,699,764	970,339
Total	10,862,282	7,210,980

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

Accounting Pronouncements to Be Adopted

In June 2016, the Financial Accounting Standards Board (the FASB) issued ASU 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. In April, May and November 2019, the FASB issued additional amendments to the new guidance related to transition and clarification. In November 2019, the FASB issued ASU 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect ASU 2016-13 to have a material impact on its consolidated financial statements and related disclosures.

Note 3 - Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following (in thousands):

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	18,903	—	(306)	18,597
U.S. treasury securities	11,968	—	(224)	11,744
U.S. and foreign commercial paper	8,851	—	—	8,851
Total short-term marketable securities	39,722	—	(530)	39,192
Total cash equivalents and marketable securities	$89,398	$—	$(530)	$88,868

	December 31, 2021
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$42,507	$—	$—	$42,507
Total cash equivalents	42,507	—	—	42,507
Short-term marketable securities
U.S. and foreign corporate debt securities	7,015	—	(2)	7,013
Asset-backed securities	29,097	—	(38)	29,059
U.S. and foreign commercial paper	64,929	—	(1)	64,928
Total short-term marketable securities	101,041	—	(41)	101,000
Long-term marketable securities
U.S. and foreign corporate debt securities	19,117	—	(74)	19,043
U.S. treasury securities	8,960	—	(31)	8,929
Total long-term marketable securities	28,077	—	(105)	27,972
Total cash equivalents and marketable securities	$171,625	$—	$(146)	$171,479

Short-term marketable securities held as of December 31, 2022 and 2021 had contractual maturities of less than one year. Long-term marketable securities held as of December 31, 2021 had contractual maturities of at least one year but less than two years.

Realized gains and losses for the years ended December 31, 2022 and 2021 were not material. As of December 31, 2022, investments which were in a continuous unrealized loss position for more than 12 months were determined to be temporary. None of the Company’s investments had been in a continuous unrealized loss position for more than 12 months as of December 31, 2021. The Company determined it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity of recovery and that the gross unrealized losses above were caused by changes in interest rates.

See Note 2 for further information regarding the fair value of the Company's investments in marketable securities.

Note 4 - Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2022	2021
Lab equipment	102	18
Office equipment	699	699
Leasehold improvement	1,629	1,629
Total property and equipment	2,430	2,346
Less: Accumulated depreciation	(1,687)	(1,207)
Property and equipment, net	$743	$1,139

Depreciation expense was $0.5 million for each of the years ended December 31, 2022 and 2021 and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2022	2021
Accrued expenses:
Accrued compensation	$6,228	$6,426
Accrued restructuring charges	599	—
Accrued professional fees and other	490	437
Total accrued expenses	$7,317	$6,863

Note 6 – Goodwill and Indefinite-Lived Intangible Asset Impairment

Goodwill

In 2021, the Company recognized a full impairment of goodwill after performing a quantitative impairment assessment for its single reporting unit in 2021 due to a sustained decline in its market capitalization, an increase in negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. The Company estimated and reconciled the fair value of its reporting unit using both a market approach, utilizing the Company’s market capitalization adjusted for an estimated control premium, and the income approach, discounting future cash flows based on management’s expectations of timelines to complete clinical trials, regulatory and commercial probabilities of technical success as well as future earnings forecast. Based on this analysis, and after completing an impairment assessment of its indefinite-lived and long-lived assets, the Company concluded the fair value of its single reporting unit was less than its carrying value and therefore recognized a goodwill impairment charge of $12.6 million during the year ended December 31, 2021. The goodwill impairment charge is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Indefinite-Lived Intangible Asset

In 2021, the Company recognized a full impairment of its indefinite-lived intangible asset after completing a quantitative impairment test for its IPR&D asset associated with the Assembly Pharmaceuticals, Inc. acquisition prior to the goodwill impairment test. The Company utilized the discounted cash flow model of the income approach and determined the carrying value of its IPR&D asset was fully impaired resulting in an impairment charge of $29.0 million during the year ended December 31, 2021. This was primarily driven by a higher discount rate applied to future cash flows based on a market participant’s view of increased risk associated with a negative economic outlook for biotech markets and a fourth quarter unfavorable clinical trial result for a competitor’s curative combination therapy for HBV infection. More significant assumptions inherent in the development of the model included the estimated annual cash flows, particularly net revenues, the appropriate discount rate to select in order to measure the risk inherent in the future cash flows, cost to complete the IPR&D project as well as other factors. The impairment charge recorded is reflected in impairment of goodwill and indefinite-lived intangible asset in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2021.

Note 7 – Restructurings

In December 2020, the Company and its Board of Directors approved the wind-down of its Microbiome program, which was completed in 2021. The Company incurred cumulative restructuring costs of $4.3 million in connection with the wind-down of its Microbiome program, $3.2 million of which relate to asset impairment and other costs and $1.1 million of which relate to employee severance and related benefits.

In July 2022, the Company and its Board of Directors approved a strategic plan to align with its refocused pipeline on its next generation core inhibitors and research programs and reduced its workforce by approximately 30%. The Company expects to incur total restructuring charges of $1.1 million. Restructuring charges consist solely of employee severance and related benefits which include $1.0 million in severance payments to executive officers impacted by the restructuring, $0.8 million in one-time termination severance payments and other employee-related costs associated with the restructuring and a reversal of $0.7 million for previously recognized stock-based compensation expense related to forfeited awards based on the Company's policy of recognizing stock-based awards with graded vesting schedules using an accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award and to recognize forfeitures when they occur.

The following table presents where the restructuring charges were recognized on the Company's consolidated statements of operations and comprehensive loss (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$869	$(1,625)
General and administrative	228	277
Total	$1,097	$(1,348)

The following table presents the activity in accrued restructuring charges, included as a component of other accrued expenses on the Company's consolidated balance sheet, during the period (in thousands):

	Employee Severance and Related Benefits	Asset Impairment and Other Costs	Total Accrued Restructuring Charges
Accrued balance as of December 31, 2020	$4,164	$—	$4,164
Costs incurred	—	1,611	1,611
Reductions for cash payments	(4,164)	(1,611)	(5,775)
Accrued balance as of December 31, 2021	$—	$—	$—
Costs incurred	1,879	—	1,879
Reductions for cash payments	(1,280)	—	(1,280)
Accrued balance as of December 31, 2022	$599	$—	$599

The Company expects the accrued restructuring charges to be fully paid by mid-2023.

Microbiome Purchase Agreement

In December 2021, the Company entered into an asset purchase agreement (the Microbiome Purchase Agreement) with a third party pursuant to which the Company sold know-how, patents, materials and regulatory filings for the Company’s Microbiome program. The sale included ABI-M201 (M201), which had been the Company’s lead candidate in its Microbiome program. As consideration for the sale, the Company was entitled to receive $3.0 million, of which $1.5 million was received in 2021 and the remaining $1.5 million was received in 2022. The Company is also entitled to receive a $10.0 million milestone payment upon the achievement of a regulatory approval milestone as defined in the purchase agreement.

The Microbiome Purchase Agreement is within the scope of gains and losses from the derecognition of nonfinancial assets guidance since the Company had previously wound-down the Microbiome program, M201 was no longer a part of the Company’s ongoing major or central operations. The Company determined all assets sold under the Microbiome Purchase Agreement represent one distinct nonfinancial asset as individually, they do not have standalone value. The transaction price at the inception of the agreement was limited to the $3.0 million upfront payments. The variable consideration relating to the $10.0 million milestone has not been included in the transaction price as it was fully constrained as of December 31, 2022 and 2021. As part of the Company’s evaluation of the development milestone constraint, it determined the achievement of the milestone is contingent upon success in future clinical studies and regulatory approvals which are not within its control and uncertain at this stage. The assets sold had no carrying value and the full $3.0 million transaction price resulted in the recognition of a gain upon the transfer of control of the assets sold in the year ended December 31, 2021. The $3.0 million gain is included as a reduction of research and development expenses in the Company’s consolidated statements of operations and comprehensive loss for the year ended December 31, 2021. The $1.5 million due as of December 31, 2021 was included in prepaid expenses and other current assets on the Company’s consolidated balance sheet.

Note 8 - Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2022 and 2021. As of December 31, 2022 and 2021, no shares of preferred stock were issued and outstanding. In May 2022, the Company's stockholders approved the Sixth Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of common stock from 100,000,000 to 150,000,000.

Sale of Common Stock

In August 2020, the Company filed a shelf registration statement on Form S-3 with the SEC, File No. 333-248469, that became effective on September 4, 2020 (the 2020 Registration Statement). The Company may from time to time sell any combination of the securities described in the 2020 Registration Statement in one or more offerings up to an aggregate offering price of $300.0 million. In connection with the filing of the 2020 Registration Statement, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), which shares are included in the $300.0 million of securities registered pursuant to the 2020 Registration Statement. During the year ended December 31, 2021, the Company issued and sold 11,234,207 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $52.8 million, after deducting commissions, fees and expenses. During the year ended December 31, 2022, the Company issued and sold 300,827 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $0.3 million, after deducting commissions, fees and expenses.

Common Stock Warrants

In December 2019, the Company sold to various investors an aggregate of 6,287,878 shares of common stock as well as pre-funded warrants to purchase 2,424,242 shares of common stock. The pre-funded warrants were immediately exercisable upon issuance at an exercise price of $0.001 per share and were recorded at the issuance date using a relative fair value allocation method as a component of permanent stockholders' equity within additional paid-in capital. During the year ended December 31, 2021, all 2,424,242 pre-funded warrants were exercised through a cashless exercise, resulting in the issuance of 2,423,634 shares of the Company’s common stock.

Note 9 - Stock-Based Compensation

Equity Incentive Plans

In May 2021, the Company’s stockholders approved an amendment to the 2018 Stock Incentive Plan (the 2018 Plan) that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 6,600,000 and to the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP) that, among other things, increased the number of shares of common stock reserved to an aggregate of 1,300,000.

In May 2022, the Company’s stockholders approved an amendment to the 2018 Plan that increased the aggregate number of shares of common stock reserved under the 2018 Plan to 8,600,000.

As of December 31, 2022, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of December 31, 2022, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the 2019 Inducement Award Plan and the Assembly Biosciences, Inc. 2020 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised or vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Company’s 2018 ESPP.

Stock Plan Activity

Stock Options

The following table summarizes the stock option activity and related information for 2022:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2021	6,161,901	$11.77	6.4	$53
Granted	4,087,350	2.09
Forfeited	(1,158,386)	14.43
Outstanding as of December 31, 2022	9,090,865	$7.08	7.1	$—
Options vested and exercisable as of December 31, 2022	4,262,287	$11.32	4.9	$—

The weighted-average grant-date fair value of options granted was $1.48 and $3.05 during the years ended December 31, 2022 and 2021, respectively. There were no options exercised in 2022 or 2021.

RSUs

The following table summarizes RSU activity and related information for 2022:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2021	970,339	$7.04
Granted	1,255,275	2.06
Vested	(249,376)	8.88
Forfeited	(276,474)	5.26
Nonvested as of December 31, 2022	1,699,764	$3.39

The total fair value of RSUs vested and settled during 2022 and 2021 was $2.2 million and $3.7 million, respectively. The total intrinsic value of RSUs vested and settled during 2022 and 2021 was $0.5 million and $1.4 million, respectively.

In September 2019, the Company granted 100,000 RSUs with performance-based vesting conditions to its then-chief executive officer. In 2021, 50,000 of these awards were forfeited back to the Company due to the expiration of the time period to complete certain performance conditions. In 2022, the remaining 50,000 awards were forfeited back to the Company due to the expiration of the time period to complete the remaining performance conditions. No stock based compensation expense was ever recognized for these awards as achievement of the performance conditions was never deemed probable.

In July 2021, the Company granted a total of 324,214 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions which were deemed probable of being met as of December 31, 2022. Accordingly, the Company recognized a cumulative catch-up adjustment to stock-based compensation expense of $0.7 million for the year ended December 31, 2022. There was no stock-based compensation expense recognized for these RSUs during the year ended December 31, 2021.

In March 2022, the Company granted 255,000 RSUs with market-based vesting conditions to members of management, including its executive officers. The awards had a grant date fair value of $0.4 million and are being recognized over the derived service period of 1.5 years and vest upon the achievement of certain market-based conditions which have not been achieved as of December 31, 2022. The Company recognized stock-based compensation expense of $0.2 million for these RSUs for the year ended December 31, 2022.

In August 2022, the Company granted 525,000 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to its executive officers. The awards had a grant date fair value of $1.1 million. Some of the performance conditions were deemed probable of being met as of December 31, 2022, and the Company recognized stock-based compensation expense of $0.1 million for these awards for the year ended December 31, 2022. No stock based-compensation expense was recognized for the awards with performance conditions not yet deemed probable of being met as of December 31, 2022.

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

In May and November 2021, employees purchased 42,803 and 46,017 shares of common stock, respectively, under the 2018 ESPP. In May and November 2022, employees purchased 134,888 and 90,944 shares of common stock, respectively, under the 2018 ESPP. As of December 31, 2022, 817,683 shares of common stock are available for future sale under the Company’s 2018 ESPP. Stock-based compensation expense recorded in connection with the 2018 ESPP was $0.1 million for both the years ended December 31, 2022 and 2021.

Valuation Assumptions

The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP purchase rights.

A summary of the assumptions used to estimate the fair values of stock options grants for the years presented is as follows:

	Year Ended December 31,
	2022	2021
Exercise price	$1.53 - $2.45	$2.24 - $5.79
Expected volatility	78.49% - 81.72%	79.74% - 91.18%
Risk-free rate	1.41% - 4.15%	0.50% - 1.37%
Expected term (years)	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%

The risk-free interest rate assumption was based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option being valued. The expected dividend yield was zero as the Company currently does not intend to pay dividends in the foreseeable future. The weighted average expected term of options was calculated using the simplified method as prescribed by accounting guidance for stock-based compensation due to the Company’s limited history of relevant stock option exercise activity. The expected volatility was calculated based on the Company’s historical stock prices.

The fair value of ESPP purchase rights and stock appreciation rights were not material for any period presented.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years presented (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	$3,024	$548	(1)
General and administrative	3,569	4,689
Total stock-based compensation expense	$6,593	$5,237

(1) Includes the reversal of previously recognized stock-based compensation expense of $4.8 million related to forfeited awards of terminated employees, $2.7 million of which resulted from the wind-down of the Company’s Microbiome program in January 2021.

As of December 31, 2022, there was $7.7 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

Note 10 - Collaboration Agreements

BeiGene Agreement

In July 2020, the Company and BeiGene, Ltd. (BeiGene) entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel core inhibitor product candidates vebicorvir (VBR), ABI-H2158 (2158) and ABI-H3733 (3733) for chronic HBV infection (the Licensed Product Candidates) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory). Under the agreement, the Company and BeiGene are collaborating on certain global clinical studies and both the Company and BeiGene will independently conduct other clinical studies in their own respective territories.

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

The Company is not obligated to perform pre-phase 3 clinical trial development work outside the Territory but must provide BeiGene pre-Phase 3 clinical trial know-how and development results on the Licensed Product Candidates if and when such development efforts are completed. BeiGene may terminate the BeiGene Agreement for convenience at any time upon 90 days’ advance written notice to Assembly. Such a termination would result in the Company regaining all rights to the Licensed Product Candidates in the Territory. The BeiGene Agreement also contains customary provisions for termination by either party, including in the event of breach of the BeiGene Agreement, subject to cure.

Pursuant to the terms of the BeiGene Agreement, the Company received an upfront cash payment of $40.0 million from BeiGene for the delivery of exclusive, royalty-bearing licenses to develop and commercialize the Licensed Product Candidates in the Territory, and the Company was eligible to receive up to approximately $500.0 million in cash milestone payments, comprised of up to $113.8 million for development and regulatory milestones and up to $385.0 million in net sales milestones. In addition, the Company is eligible to receive tiered royalties at percentages ranging from the mid-teens to the low thirties of net sales. In September 2021, the Company discontinued development of 2158 following the observation of elevated alanine transaminase levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity, and in July 2022, the Company discontinued clinical development of VBR because it did not achieve functional cure or finite treatment in its two- and three-drug combination studies. Due to the discontinuation of development of VBR and 2158, the maximum cash milestone payments the Company is eligible to receive for 3733 is $285.0 million, comprised of up to $65.0 million for development and regulatory milestones and up to $220.0 million in net sales milestones.

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

The Company identified the following material promises related to the contract with customers unit of account under the BeiGene Agreement: 1) the transfer of the VBR License, 2) the transfer of the 2158 License, and 3) the transfer of the 3733 License. The Company concluded each of these licenses to be functional as they have significant standalone functionality and grants BeiGene the right to use the Company’s intellectual property as it exists on the effective date of the license. The 2158 and 3733 Licenses have a continuing technology transfer obligation that is considered to be an attribute of these licenses. The agreed upon prices for the clinical and commercial supply of the Licensed Product Candidates to BeiGene do not represent material rights, and therefore are not performance obligations, and such pricing on an aggregate basis represents the SSP an entity would typically pay for such a product in that region or market. There are also no minimum purchase commitments.

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

The transaction price at the inception of the agreement was limited to the $40.0 million upfront payment. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained as of December 31, 2022 and 2021. As part of the Company’s evaluation of the development and commercialization milestones constraint, the Company determined the achievement of such milestones are contingent upon success in future clinical trials and regulatory approvals which are not within its control and uncertain at this stage. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the Licensed Product Candidates granted to BeiGene. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

Following the discontinuation of development of 2158 in September 2021, the obligation related to the technology transfer associated with the license of 2158 was considered to be complete. Accordingly, the Company recognized $6.3 million as collaboration revenue for the amount allocated to 2158 during the year ended December 31, 2021. No revenue was recognized during the year ended December 31, 2022. As of December 31, 2022 and 2021, the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the 3733 License. The transaction price allocated to 3733 of $2.7 million was recorded as a long-term deferred revenue contract liability on the consolidated balance sheet as of December 31, 2022 and 2021. Revenue for the remaining performance obligation will be recognized when the Company provides pre-Phase 3 clinical study know-how and development results for 3733 to BeiGene or a termination of the BeiGene Agreement for 3733.

Payments to, or reimbursements from, BeiGene related to the Collaboration Activities will be accounted for as an increase to or reduction of research and development expenses when incurred or realized, respectively. During the years ended December 31, 2022 and 2021, the Company did not recognize any increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of both December 31, 2022 and 2021, the remaining unamortized contract costs are $0.2 million and are included in other assets on the consolidated balance sheet.

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, pharmacokinetics and antiviral activity of the triple combination of VBR, AB-729 and an NrtI compared to the double combinations of VBR with an NrtI and AB-729 with an NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma share responsibility for the costs of the trial equally, excluding manufacturing supply which are the burden of each company to supply their respective drugs, VBR and AB-729. Assembly is responsible for conducting this clinical trial with Arbutus reimbursing Assembly its share of expenses.

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

The revenue from contracts with customers guidance was considered by analogy in determining the unit of account, and the recognition and measurement of such unit of account for collaborative activities under the Arbutus Biopharma Agreement. The Company concluded there is one activity, to run an open-label Phase 2 clinical trial, which is akin to a performance obligation related to collaborative activities. Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s consolidated statements of operations, as the Company does not consider performing research and development services for reimbursement to be a part of its ongoing major or central operations. The Company recognized a reduction of research and development expense of $2.7 million and $2.0 million under the Arbutus Biopharma Agreement during the years ended December 31, 2022 and 2021, respectively. In February 2023, in consultation with Arbutus Biopharma, the companies decided to terminate the Phase 2 clinical trial early, at the end of the 48-week on-treatment period, and are in the process of closing the study.

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

During the year ended December 31, 2022, the Company incurred $0.4 million in research and development expenses under the Antios Agreement. There were no costs incurred during the year ended December 31, 2021.

Note 11 – Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during the year ended December 31, 2022 which are included in research and development expenses in the consolidated statements of operations and comprehensive loss. No amounts were paid during the year ended December 31, 2021.

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

Under the consolidation accounting standard, the Company determined that Door Pharma was a VIE. The Company did not have the power to direct the activities that most significantly affected the economic performance of Door Pharma and as such the Company was not the primary beneficiary and consolidation was not required prior to the termination of the agreement in May 2022.

During the years ended December 31, 2022 and 2021, the Company incurred research and development funding of $1.6 million and $1.8 million, respectively. Additionally, a performance milestone totaling $0.2 million was determined to have occurred under this agreement and was paid during the year ended December 31, 2021.

Note 12 - Income Taxes

Income tax benefit is as follows (in thousands):

	As of December 31,
	2022	2021
Federal:
Current	$—	$—
Deferred	—	1,160
Foreign	—	—
	—	1,160
State:
Current	—	—
Deferred	—	1,371
Foreign	—	—
	—	1,371
Income tax benefit	$—	$2,531

During the year ended December 31, 2021, the Company recognized a $2.5 million income tax benefit, with a corresponding reduction to the Company’s valuation allowance, due to the reversal of the IPR&D deferred tax liability recorded in connection with the merger with Assembly Pharmaceuticals, Inc. in 2014. The impairment of the Company's IPR&D in 2021 resulted in the deferred tax liability related to this indefinite-lived intangible asset no longer being considered a source of income when assessing the realizability of the Company’s deferred tax assets.

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.3	5.8
Research and development tax credits	3.3	2.3
Return to provision adjustments	—	(0.2)
Uncertain tax positions	(0.7)	(0.5)
Impairment of goodwill	—	(2.0)
Stock-based compensation	(2.9)	(4.5)
Other	(0.2)	(0.6)
Change in valuation allowance	(28.8)	(19.4)
Income taxes benefit	0.0%	1.9%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Federal and state-operating loss carryforwards	$144,165	$133,671
Stock-based compensation	9,919	11,082
Capitalized research expense	15,004	—
Operating lease liabilities	880	1,656
Research and development credits	13,471	11,106
Other	1,372	1,125
Total deferred tax assets	184,811	158,640
Valuation allowance	(184,000)	(157,095)
Deferred tax asset, net of valuation allowance	$811	$1,545

Deferred tax liabilities:
Operating lease right-of-use assets	$(811)	$(1,545)
Total deferred tax liabilities	(811)	(1,545)
Net deferred tax liability	$—	$—

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The valuation allowance increased by $26.9 million and $25.8 million for the years ended December 31, 2022 and 2021, respectively, primarily due to an increase in the Company’s federal and state-operating loss carryforwards.

Net operating loss and tax credit carryforwards as of December 31, 2022 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$370,940	Indefinite
Net operating losses, federal (pre January 1, 2018)	123,552	2027 - 2037
Net operating loss, state (Indefinite)	880	Indefinite
Net operating loss, state (Definite)	625,852	2031 - 2041
Research and development tax credits, federal	12,952	2028 - 2041
Research and development tax credits, state	5,247	Indefinite

Pursuant to Internal Revenue Code (IRC), Section 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company has performed an ownership change study through December 31, 2021 and has determined that a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company has adjusted its net operating loss carryovers to appropriately reflect any attributes which will expire due to the limitation. The Company has not performed any additional analysis for IRC Sections 382 and 383 and there is a risk that additional changes in ownership could have occurred since December 31, 2021. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

	As of December 31,
	2022	2021
Balances as of beginning of year	$3,237	$2,655
Increases related to prior year tax positions	—	1
Decreases related to prior year tax positions	(36)	(82)
Increases related to current year tax positions	672	663
Balances as of end of year	$3,873	$3,237

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

Note 13 - Leases

Operating Leases

The Company leases office and laboratory space in South San Francisco, California under a sub-sublease that expires in December 2023. The sub-sublease contains scheduled rent increases over the lease term. The Company also leases office space in Carmel, Indiana under a lease agreement that expires in August 2023. In February 2021, the Company subleased substantially all of the office space under lease in Carmel, Indiana for the remainder of its term. The Company also leased office and laboratory space in Groton, Connecticut that supported the Microbiome program under a lease that expired in June 2021. Due to the wind-down of the Microbiome program, the lease was not renewed. The Company’s China subsidiary leased office space in Shanghai, which the Company let expire in March 2021. The Company also leased office space in Beijing under a lease agreement which the Company let expire in December 2021. The Company’s China subsidiary leases registrational offices in Shanghai under a lease which expires in May 2023 and in Beijing which is month-to-month. Certain lease contracts contain renewal clauses that the Company assesses on a case-by-case basis. The Company also leases certain laboratory equipment accounted for as operating leases expiring at various dates, with the final lease expiring in 2025. In February 2021, the Company purchased substantially all of the leased equipment used for the Microbiome program from its leasing agency and sold this equipment to third parties.

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

At December 31, 2022, the Company had operating lease liabilities of $3.5 million and ROU assets of $3.2 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Year Ended December 31,
	2022	2021
Lease cost
Operating lease cost	$3,505	$3,840
Short-term lease cost	23	268
Variable lease cost	1,573	1,317
Sublease income	(153)	(142)
Total lease cost, net	$4,948	$5,283

	Year Ended December 31,
	2022	2021
Operating cash flows from operating leases	$3,670	$3,786
ROU assets exchanged for new operating lease liabilities	$171	$126

As of December 31, 2022, the weighted-average remaining lease term for operating leases was 1.0 years and the weighted-average discount rate for operating leases was 9.8%.

As of December 31, 2022, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2023	$3,554
2024	73
2025	37
Total	3,664
Less: present value discount	(199)
Operating lease liabilities	$3,465

Note 14 - Employee Benefit Plan

In January 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. During the years ended December 31, 2022 and 2021, the Company made discretionary matching contributions of $0.8 million and $0.9 million, respectively.

Note 15 - Subsequent Event

Subsequent to December 31, 2022, the Company sold 3,050,446 shares of common stock through its 2020 ATM resulting in net proceeds of $4.5 million.

The Company maintains its U.S. cash in deposit accounts with Silicon Valley Bank (SVB). On March 10, 2023, SVB was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver. On March 12, 2023, the U.S. Department of the Treasury, Federal Reserve and FDIC announced SVB depositors will have access to all of their money starting March 13, 2023 through a newly created, full-service FDIC-operated ‘bridge bank’ in an action designed to fully protect all depositors of SVB. Additionally, all of the Company’s cash equivalents and marketable securities are held by a separate custodian bank. Accordingly, the Company does not anticipate the closure of SVB to have a material impact on its financial condition or operations.