Form 10-Q
period 2023-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2023-05-04
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, there were 52,121,309 shares of the registrant’s common stock outstanding.

References to Assembly Biosciences, Inc.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “board of directors” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchanges Commission (SEC) on March 22, 2023 (2022 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•
our ability to maintain financial resources necessary to continue our research activities, clinical studies and other business operations;
•
our ability to initiate and complete clinical studies involving our therapeutic product candidates, including studies contemplated by collaboration agreements, in the anticipated timeframes;
•
safety and efficacy data from clinical or nonclinical studies may not warrant further development of our product candidates;
•
clinical and nonclinical data presented at conferences may not differentiate our product candidates from other companies’ candidates; and
•
results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	March 31,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$43,482	$52,418
Marketable securities	29,534	39,192
Accounts receivable from collaboration	717	944
Prepaid expenses and other current assets	6,011	4,413
Total current assets	79,744	96,967

Property and equipment, net	619	743
Operating lease right-of-use (ROU) assets	2,419	3,195
Other assets	334	889
Total assets	$83,116	$101,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,224	$2,493
Accrued research and development expenses	3,046	3,122
Other accrued expenses	3,154	7,317
Operating lease liabilities - short-term	2,546	3,364
Total current liabilities	9,970	16,296

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	80	101
Total liabilities	12,783	19,130

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 52,015,268 and 48,894,973 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	52	49
Additional paid-in capital	814,264	807,938
Accumulated other comprehensive loss	(513)	(803)
Accumulated deficit	(743,470)	(724,520)
Total stockholders' equity	70,333	82,664
Total liabilities and stockholders' equity	$83,116	$101,794

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating expenses
Research and development	$14,547	$17,205
General and administrative	5,012	5,957
Total operating expenses	19,559	23,162
Loss from operations	(19,559)	(23,162)

Other income
Interest and other income, net	609	71
Total other income	609	71
Net loss	$(18,950)	$(23,091)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	290	(489)
Comprehensive loss	$(18,660)	$(23,580)

Net loss per share, basic and diluted	$(0.37)	$(0.48)
Weighted average common shares outstanding, basic and diluted	51,012,450	48,123,930

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2022	48,894,973	$49	$807,938	$(803)	$(724,520)	$82,664
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	3,050,446	3	4,489	—	—	4,492
Issuance of common stock for settlement of restricted stock units (RSUs)	69,849	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	290	—	290
Stock-based compensation	—	—	1,837	—	—	1,837
Net loss	—	—	—	—	(18,950)	(18,950)
Balance as of March 31, 2023	52,015,268	$52	$814,264	$(513)	$(743,470)	$70,333

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock for settlement of RSUs	12,500	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(489)	—	(489)
Stock-based compensation	—	—	1,442	—	—	1,442
Net loss	—	—	—	—	(23,091)	(23,091)
Balance as of March 31, 2022	48,132,937	$48	$802,170	$(908)	$(654,519)	$146,791

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(18,950)	$(23,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124	120
Stock-based compensation	1,835	1,443
Net (accretion) amortization of investments in marketable debt securities	(52)	149
Non-cash rent expense	855	893
Changes in operating assets and liabilities:
Accounts receivable from collaboration	227	(188)
Prepaid expenses and other current assets	(1,598)	(12)
Other assets	555	(472)
Accounts payable	(1,269)	(1,252)
Accrued research and development expenses	(76)	196
Other accrued expenses	(4,161)	(4,365)
Operating lease liabilities	(918)	(923)
Net cash used in operating activities	(23,428)	(27,502)

Cash flows from investing activities
Proceeds from maturities of marketable securities	10,000	30,000
Proceeds from sale of marketable securities	—	7,000
Purchases of marketable securities	—	(3,951)
Net cash provided by investing activities	10,000	33,049

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	4,492	—
Net cash provided by financing activities	4,492	—

Net (decrease) increase in cash and cash equivalents	(8,936)	5,547
Cash and cash equivalents at the beginning of the period	52,418	45,627
Cash and cash equivalents at the end of the period	$43,482	$51,174

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative antiviral therapeutics with the potential to improve the lives of patients worldwide by targeting serious viral diseases, including high-recurrence genital herpes, transplant-related herpesviruses, chronic hepatitis delta virus (HDV) infection and chronic hepatitis B virus (HBV) infection. The Company operates in one segment and is headquartered in South San Francisco, California.

The Company has a broad research and development portfolio with multiple targets, including (1) a long-acting helicase inhibitor for the treatment of high-recurrence genital herpes, (2) a pan-herpes non-nucleoside polymerase inhibitor to treat multiple transplant-associated herpesvirus infections, (3) a small molecule approach to inhibit cell entry for both HDV and HBV, (4) a small molecule interferon-α receptor agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing and (5) small molecule core inhibitors that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA).

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

If the Company is unable to secure additional sources of funding, generate enough revenue from its collaborations, or receive full and timely collections of amounts due, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the 2022 Annual Report. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates of costs incurred but not yet invoiced for research and development accruals.

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

In April 2023, the Company announced it was evaluating potential partnering options for its core inhibitor portfolio. If the Company is unable to reach an agreement with a suitable collaboration partner for its core inhibitors or any such agreement has unfavorable terms, the Company may be unable to advance the product candidates through further clinical development.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(18,950)	$(23,091)
Denominator:
Weighted average common shares outstanding - basic and diluted	51,012,450	48,123,930
Net loss per share - basic and diluted	$(0.37)	$(0.48)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	March 31,
	2023	2022
Options to purchase common stock	10,517,404	7,475,876
Common stock subject to purchase under ESPP	92,889	129,107
Unvested RSUs	1,718,173	1,553,755
Total	12,328,466	9,158,738

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) No. 2016-13, Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which requires expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The FASB issued additional amendments to the new guidance related to transition and clarification and deferred the effective date of this standard for all entities except SEC filers that are not smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 effective January 1, 2023 on a modified retrospective basis. The Company elected to exclude accrued interest receivable from the amortized cost basis of its available-for-sale debt securities and to not measure an allowance for credit losses for accrued interest receivable. The adoption of ASU 2016-13 did not have a material impact on the Company’s consolidated financial statements.

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

Investments in marketable securities consisted of the following (in thousands):

	March 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$42,374	$—	$—	$42,374
Total cash equivalents	42,374	—	—	42,374
Short-term marketable securities
U.S. and foreign corporate debt securities	14,853	—	(112)	14,741
U.S. treasury securities	8,992	—	(128)	8,864
U.S. and foreign commercial paper	5,929	—	—	5,929
Total short-term marketable securities	29,774	—	(240)	29,534
Total cash equivalents and marketable securities	$72,148	$—	$(240)	$71,908

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	18,903	—	(306)	18,597
U.S. treasury securities	11,968	—	(224)	11,744
U.S. and foreign commercial paper	8,851	—	—	8,851
Total short-term marketable securities	39,722	—	(530)	39,192
Total cash equivalents and marketable securities	$89,398	$—	$(530)	$88,868

As of March 31, 2023 and 2022, investments which were in an unrealized loss position were not material and were not the result of a decline in credit quality. Unrealized losses are generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets during the three months ended March 31, 2023 and 2022.

Accrued interest receivable was $0.2 million as of March 31, 2023 and 2022, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three months ended March 31, 2023.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$42,374	$—	$—	$42,374
Total cash equivalents	42,374	—	—	42,374
Short-term marketable securities
U.S. and foreign corporate debt securities	—	14,741	—	14,741
U.S. treasury securities	—	8,864	—	8,864
U.S. and foreign commercial paper	—	5,929	—	5,929
Total short-term marketable securities	—	29,534	—	29,534
Total assets measured at fair value	$42,374	$29,534	$—	$71,908

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,597	—	18,597
U.S. treasury securities	—	11,744	—	11,744
U.S. and foreign commercial paper	—	8,851	—	8,851
Total short-term marketable securities	—	39,192	—	39,192
Total assets measured at fair value	$49,676	$39,192	$—	$88,868

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrued expenses:
Accrued compensation	$2,498	$6,228
Accrued restructuring charges	344	599
Accrued professional fees and other	312	490
Total accrued expenses	$3,154	$7,317

Note 5 – Restructuring

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

There were no restructuring charges incurred during the three months ended March 31, 2023. The Company incurred cumulative restructuring charges of $1.1 million through March 31, 2023.

A summary of accrued restructuring charges, included as a component of other accrued expenses on the Company's condensed consolidated balance sheet as of March 31, 2023, is as follows (in thousands):

	Employee Severance and Related Benefits	Asset Impairment and Other Costs	Total Accrued Restructuring Charges
Accrued balance as of December 31, 2022	$599	$—	$599
Reductions for cash payments	(255)	—	(255)
Accrued balance as of March 31, 2023	$344	$—	$344

The Company expects the accrued restructuring charges to be fully paid by mid-2023.

Note 6 – Sale of Common Stock

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the three months ended March 31, 2023, the Company sold 3,050,446 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock under the 2020 ATM during the three months ended March 31, 2022.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	$910	$778
General and administrative	925	665
Total stock-based compensation expense	$1,835	$1,443

As of March 31, 2023, there was $7.1 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.7 years.

The fair value of stock options granted or modified during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2023	2022
Exercise price	$0.89 - $1.53	$1.53 - $2.45
Expected volatility	77.5% - 82.8%	79.2% - 81.6%
Risk-free rate	3.59% - 4.00%	1.41% - 2.48%
Expected term (years)	5.5 - 7.0	5.5 - 7.5
Expected dividend yield	0%	0%

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

As of March 31, 2023, the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the ABI-H3733 License. The transaction price allocated to ABI-H3733 of $2.7 million was recognized as a long-term deferred revenue contract liability as of March 31, 2023 and December 31, 2022, and will be recognized as revenue when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733. During the three months ended March 31, 2023 and 2022, the Company did not recognize any revenue or increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement in 2020. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of March 31, 2023 and December 31, 2022, the remaining unamortized contract costs are $0.2 million and are included in other assets on the condensed consolidated balance sheet.

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (the Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, pharmacokinetics and antiviral activity of the triple combination of VBR, AB-729 and a nucleos(t)ide analog reverse transcriptase inhibitor (NrtI) compared to the double combinations of VBR with a NrtI and AB-729 with a NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma share responsibility for the costs of the trial equally, excluding manufacturing supply which are the burden of each company to supply their respective drugs, VBR and AB-729. Assembly is responsible for conducting this clinical trial with Arbutus Biopharma reimbursing Assembly its share of expenses. In February 2023, Assembly and Arbutus Biopharma decided to terminate the Phase 2 clinical trial early, at the end of the 48-week on-treatment period, and are in the process of closing the study.

Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. During both the three months ended March 31, 2023 and 2022, the Company recognized a reduction of research and development expenses of $0.6 million under the Arbutus Biopharma Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during both the three months ended March 31, 2023 and 2022.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2022 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the U.S. Securities and Exchange Commission on March 22, 2023 (2022 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” in our 2022 Annual Report and “Part II. Item 1A. Risk Factors” in this report.

Overview

We are a biotechnology company developing innovative antiviral therapeutics targeting serious viral diseases, including candidates with the potential to improve the lives of patients worldwide. Our pipeline includes an early-stage development program targeting high-recurrence genital herpes, research programs focused on the discovery of antivirals to treat devastating viral diseases, including hepatitis delta virus (HDV) and transplant-related herpesviruses, and two clinical core inhibitor (CI) candidates designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points with the aim of achieving finite treatment and functional cures.

In July 2022, we implemented a strategic restructuring plan to: (1) discontinue development of our first-generation CI, vebicorvir (VBR), based on review of interim on-treatment efficacy data from then ongoing triple combination studies that did not support continuation; (2) advance our next-generation CIs, ABI-H3733 (3733) and ABI-4334 (4334), in clinical studies; and (3) prioritize research activities, including our: HBV/HDV entry inhibitor; orally bioavailable, liver-focused interferon-α (IFN-α) receptor (IFNAR) agonist; long-acting helicase-primase inhibitor targeting high-recurrence genital herpes; and programs targeting pan-herpes non-nucleoside polymerase inhibitors (NNPIs) for transplant-associated infections. The strategic plan included a reduction of our workforce by 30 employees, resulting in a total of approximately 70 remaining employees. In connection with the plan, our Chief Medical Officer and Chief Financial Officer stepped down from their roles.

In April 2023, we announced the evaluation of potential partnering options for our CI portfolio prior to further clinical advancement and prioritization of our broader antiviral pipeline, including ABI-5366 (5366), our recently announced development candidate for our HSV-2 long-acting helicase-primase inhibitor program.

Our Herpesvirus Programs

In August 2022, we introduced our first programs outside of hepatitis, which target high-recurrence genital herpes and transplant-associated herpesviruses. In February 2023, we announced the nomination of our first herpesvirus development candidate, 5366, a long-acting helicase-primase inhibitor for treatment of high-recurrence genital herpes, to progress to IND-enabling studies.

High-Recurrence Genital Herpes/HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2), with approximately 80% of genital herpes caused by HSV-2. Acquired by oral or genital contact, HSV replicates rapidly in neurons, where it can remain latent for the rest of the patient’s life. Initial infection can be asymptomatic or can be marked by symptoms including localized pain and painful lesions. Recurrence is common and can cause symptomatic recurrences of painful genital lesions that can lead to increased transmission and can debilitate patients; symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as well as associated psychological stress and isolationary thoughts. Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by patients infected by HSV-2.

Globally, approximately 500 million people aged 15 to 49 have been infected with HSV-2, with approximately 110 million of those patients in the United States and Europe. There is limited data available for ages over 50. While prevalence is high, up to 90% of HSV-2 infections in the United States are estimated to be undiagnosed since a significant number of cases are asymptomatic. Genital herpes can be sexually transmitted during both symptomatic and asymptomatic reactivation of the virus. High recurrence genital herpes, defined as six or more recurrences annually, is estimated to affect approximately 40% of diagnosed HSV-2 genital herpes patients following their first outbreak.

Helicase-primase inhibitors are antiviral agents in development for HSV-1 and HSV-2, with a novel mechanism of action that has been clinically validated. They inhibit the viral protein complex consisting of helicase, primase, and cofactor subunits, which have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. These agents are not nucleoside analogues and do not require phosphorylation by the HSV thymidine kinase (TK) to become active drugs; therefore, helicase-primase inhibitors are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, helicase-primase inhibitors are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogues.

Currently, there are three antiviral drugs (all nucleoside analogs) approved in the United States and the European Union for the treatment of genital herpes. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents have a high daily pill burden and are only partially effective at controlling the infection or reducing transmission risk. There are still high titer (greater than 104 HSV-2 DNA copies) shedding episodes under this current standard of care for HSV-2, which can lead to recurrences and transmission of genital herpes. For high-recurrence genital herpes patients receiving daily suppressive therapy of oral nucleoside analogs, less than 35% remained recurrence free after 12 months.

Due to the limitations of current therapies, we identified an opportunity to develop a potent, long-acting helicase inhibitor for high-recurrence genital herpes with the potential to improve efficacy, convenience and patient compliance.

In February 2023, we nominated 5366 as a development candidate for our long-acting helicase inhibitor program. In nonclinical studies, 5366 has demonstrated high potential to serve as a long-acting agent, including low nanomolar potency in vitro against the HSV helicase and exceptionally low clearance. This preclinical profile has led us to target 5366 for development as a long-acting treatment with the potential to be administered orally or as an injectable. We currently anticipate the initiation of clinical studies of 5366 in the first half of 2024.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more members of the herpesvirus family of viruses including cytomegalovirus (CMV), HSV-1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of the population is CMV-positive; (2) 60% of the population is HSV-positive; and (3) 80% of the population is VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following transplant. These uncontrolled viral infections increase the risk of serious complications, including organ rejection and death.

As with HSV-2, there are approved antivirals that are administered in a transplant setting. However, currently approved antivirals are not broad spectrum and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which would greatly advance treatment. Our research team has discovered multiple series of potent, broad-spectrum herpesvirus polymerase inhibitors.

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

The current standard of care for chronic HBV infection, nucleos(t)ide analog reverse transcriptase inhibitors (NrtIs), are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates. No new mechanisms of action (MOA) have been approved for chronic HBV infection in over 25 years. The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. There are no approved HDV treatments in the United States.

The focus of our HBV/HDV programs is to improve outcomes and increase the number of patients diagnosed and treated through the development of finite and curative therapies for HBV and to advance programs targeting HDV, due to the immediate disease burden facing these patients.

HBV/HDV Entry Inhibitor

HDV is a small RNA virus that encodes just two viral proteins and relies on host enzymes as well as the HBsAg from HBV to replicate, which limits the number of HDV-specific antiviral targets. Similar to HBV, HDV utilizes HBsAg to enter hepatocytes by binding the cellular transmembrane protein sodium taurocholate co-transporting peptide (NTCP). NTCP is highly expressed on human hepatocytes, where it serves as one of several proteins involved in the transport of bile acids. The binding of specific small or large molecules to NTCP has been shown to effectively inhibit the interaction of HBsAg with NTCP, which prevents HBV and HDV from infecting hepatocytes. The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells which results in plasma elevations of bile acids; this effect has been well tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV by targeting NTCP. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products. At AASLD 2022, we presented the preclinical characterization of our novel class of highly potent small molecule HBV/HDV entry inhibitors.

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

Our research and development organizations have advanced our two next-generation CIs, 4334 and 3733, through Phase 1a and Phase 1b, respectively. These candidates, which exhibit multiple MOAs, have been optimized to potently disrupt both viral replication (MOA #1) and, importantly, prevent the establishment and replenishment of new cccDNA (MOA #2). cccDNA is the viral reservoir that drives HBV’s life-long persistence in patients. First-generation CIs have not demonstrated adequate potency to sufficiently block its formation. Further, the current standard of care, NrtIs, can only inhibit production of new virus, and it does so incompletely.

We leveraged our prior experience with our first-generation CI, VBR, in the development of our next-generation CIs. VBR was evaluated in a Phase 2 program with treatment for up to 1.5 years across patient populations and exhibited a favorable safety profile. VBR was observed to be potent against MOA #1 but not MOA #2, and, while it demonstrated greater viral suppression in combination with standard-of-care NrtIs as compared to NrtIs alone, it did not achieve functional cure or finite treatment in our clinical studies. As a result, we discontinued development of VBR. Our two next-generation CIs, 4334 and 3733, were developed to optimize activity against both MOAs and show significantly enhanced potency against both mechanisms preclinically.

In April 2023, we announced that, despite promising results in both a Phase 1a clinical study of 4334 and a Phase 1b clinical study of 3733, we will evaluate partnering options for our CI portfolio prior to pursuing further clinical development of 4334 and 3733. We believe that partnering our CI portfolio will enable additional opportunities for further clinical development for CIs aimed at achieving a functional cure for chronic HBV infection, including combination approaches.

4334

In mid-2021, we announced the selection of 4334 for clinical development. As with all of our CI product candidates nominated after VBR, 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from 3733 and our two first-generation CIs, VBR, which is licensed from Indiana University, and ABI-H2158 (2158).

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency against both MOA #1 and MOA #2. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD The Liver Meeting® in November 2021 (AASLD 2021). At the European Association for the Study of the Liver's (EASL) International Liver CongressTM in June 2022 (EASL 2022), we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids. At AASLD 2022, we presented preclinical data demonstrating that 4334 also accelerates capsid assembly and inhibits cccDNA formation through multiple pathways and showed that 4334 can prematurely disrupt capsids containing dendrimer-like-DNA, which has the potential to impact HBV integration.

In October 2022, we initiated a Phase 1a clinical study of 4334 to evaluate safety, tolerability and pharmacokinetics (PK) following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. We shared interim data from this Phase 1a trial at three time points: (1) as of mid-December 2022 for the initial 30 mg single dose cohort; (2) as of mid-March 2023 for all remaining single dose cohorts (100 mg, 200 mg and 400 mg) and the first 100 mg multiple-dose cohort; and (3) as of April 2023 for the final 200 mg multiple-dose cohort. Data are pending for a food effect cohort at 200 mg.

Based on data available for the single-dose and multiple-dose cohorts as of mid-April 2023, 4334 had a mean half-life supporting once-a-day dosing. Based on the PK data from these cohorts and preclinical studies, daily minimum plasma trough concentrations (Cmin) were projected to achieve double-digit multiples of the protein-adjusted EC50 for both MOAs with the 200 mg QD dose projected to achieve greater than 30 times the protein adjusted EC50 for cccDNA formation.

Through mid-April 2023, treatment-emergent adverse events (AEs) and laboratory abnormalities were mild to moderate, with the majority being mild, and there were no patterns of AEs or laboratory abnormalities noted to be associated with 4334 and no clinically significant ECG abnormalities were reported.

3733

3733 was internally discovered and developed. The chemical scaffold of 3733 is novel and distinct from 4334 and both of our discontinued first-generation CI product candidates, VBR and 2158.

In preclinical studies, 3733 has demonstrated pan-genotypic activity and an improved resistance profile, as well as significantly increased potency against both MOA #1 and MOA #2 and target coverage as compared to both VBR and 2158. In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Data indicated that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at AASLD 2021. In 2021, following the completion of the Phase 1a trial, our chemistry, manufacturing and controls organization developed a new tablet formulation to support Phase 1b for 3733. At EASL 2022, we presented 3733’s improved PK profile resulting from the new formulation activities mentioned above.

In addition, at EASL's International Liver CongressTM in June 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158.

In June 2022, we initiated a randomized, multi-center, double-blind and placebo-controlled Phase 1b trial of 3733 evaluating the safety, PK and antiviral activity of 3733 in adults with chronic HBV infection, including changes in HBV DNA and other viral parameters associated with 3733 treatment in adults with chronic HBV infection who are treatment naïve or off treatment. Patients were randomized 8:2 between the new tablet formulation of 3733 and placebo for a period of 28 days.

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

The third cohort, evaluating a dose of 100 mg, was fully enrolled by February 2023. Ten of 11 patients enrolled were HBeAg negative, so efficacy data was provided for these patients. Interim efficacy results from this cohort as of mid-March included HBV DNA, HBV RNA, and antigen measurements for the seven HBeAg negative patients receiving 3733 that had completed 28 days of treatment. All seven patients achieved HBV DNA <LLOQ within 21 days. As all of these patients reached <LLOQ, the mean declines in HBV DNA over the treatment period of approximately 3.0 logs reflect baseline DNA levels and the lower limit of the quantifiable range in this cohort. Data on HBV RNA declines were limited due to low baseline levels in predominately HBeAg negative patients. As expected given the 28-day dosing period, limited changes in viral antigens were observed.

In the 25 mg, 50 mg and 100 mg cohorts, all treatment-emergent AEs and laboratory abnormalities reported were Grade 1 or Grade 2. Further, no AEs led to treatment discontinuation, and no clinically significant ECG abnormalities or patterns of AEs or lab abnormalities were noted. The observed PK for the new tablet formulation of 3733 was consistent with predictions from preclinical studies, providing exposure equivalent to the liquid formulation evaluated in the Phase 1a study for 3733. Available PK data indicated that exposures exhibited dose-proportional increases in the dose range from 25 mg to 100 mg.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of March 31, 2023, we had an accumulated deficit of $743.5 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Our critical accounting policies and significant estimates are detailed in our 2022 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2022 Annual Report, except as discussed in the section of Note 2 to the unaudited condensed consolidated financial statements titled Recently Adopted Accounting Standards included in this Quarterly Report on Form 10-Q.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of employee-related expenses, fees paid to contract research organizations and contract manufacturing organizations, lab supplies and other third party expenses that support our research and discovery, nonclinical and clinical activities. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
External expenses:
Research and discovery	$2,767	$2,087	$680	33%
3733	1,834	1,195	639	53%
VBR	858	1,921	(1,063)	(55%)
4334	770	1,257	(487)	(39%)
2158	121	901	(780)	(87%)
Total external expenses	6,350	7,361	(1,011)	(14%)
Employee and contractor-related expenses	7,007	8,185	(1,178)	(14%)
Facility and other expenses	1,190	1,659	(469)	(28%)
Total research and development expenses	$14,547	$17,205	$(2,658)	(15%)

Research and development expenses were $14.5 million for the three months ended March 31, 2023 compared to $17.2 million for the same period in 2022. The $2.7 million decrease in research and development expenses was driven by decreases in employee and contractor-related expenses of $1.2 million due to the termination of employees as part of the reorganization announced in July 2022. We also experienced decreases in external expenses due to our discontinuation of the VBR and 2158 programs and from lower costs incurred during the three months ended March 31, 2023 compared to the same period in 2022 due to both preclinical work and start-up costs preparing for the Phase 1a trial for 4334 occurring in 2022. This was partially offset by increases in external expenses generated from the advancement of our research discovery programs and 3733.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
General and administrative expenses	$5,012	$5,957	$(945)	(16%)

General and administrative expenses were $5.0 million for the three months ended March 31, 2023 compared to $6.0 million for the same period in 2022. The decrease of $1.0 million in general and administrative expenses was primarily due to a $0.7 million decrease in salaries and benefits because of the retirement of our former Chief Executive Officer and due to the termination of employees as part of the reorganization announced in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2023 principally through equity financings, raising an aggregate of $609.5 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Three Months Ended March 31, 2023 and 2022

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating activities	$(23,428)	$(27,502)
Investing activities	10,000	33,049
Financing activities	4,492	—
Net (decrease) increase in cash and cash equivalents	$(8,936)	$5,547

Net Cash from Operating Activities

Net cash used in operating activities was $23.4 million for the three months ended March 31, 2023. This was primarily due to our $19.0 million net loss and a decrease in other accrued expenses of $4.2 million due to payment of our 2022 annual bonuses.

Net cash used in operating activities was $27.5 million for the three months ended March 31, 2022. This was primarily due to our $23.1 million net loss and a decrease in other accrued expenses of $4.4 million due to payment of our 2021 annual bonuses.

Net Cash from Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2023 was $10.0 million due to proceeds from maturities of our marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2022 was $33.0 million due to proceeds from sales and maturities of our marketable securities, net of purchases.

Net Cash from Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2023 was $4.5 million due to proceeds from the sale of 3,050,446 shares of our common stock under the 2020 ATM.

There were no cash flows generated from financing activities for the three months ended March 31, 2022.

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

We expect that our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements for at least the next twelve months. There were no material changes in our commitments under the contractual obligations disclosed in our 2022 Annual Report. Since our inception, we have not engaged in any off-balance sheet arrangements as described in Item 303 of Regulation S-K.

Our future capital requirements will depend on many factors, including:

•
our ability to raise capital despite macroeconomic and geopolitical events impacting financial markets, such as rising inflation, market volatility and risk of recession;
•
our ability to establish and maintain partnerships and collaborations on favorable terms, if at all;
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
•
the costs, timing and outcome of regulatory review of our product candidates; and
•
the costs of preparing, filing and prosecuting patent applications in the United States and abroad, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all, particularly due to the well-documented, ongoing sector-wide weakness in the biotech markets that began in early 2021. If we are unable to develop and commercialize any product candidates and generate sufficient revenue or raise capital, we could be forced to delay, scale back or discontinue product development and clinical studies, sacrifice attractive business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price.

We may not be successful in establishing and maintaining collaborations, which could adversely affect our ability to develop certain of our product candidates.

Developing pharmaceutical products, conducting clinical trials, obtaining regulatory approval and commercializing those products are expensive and lengthy undertakings that require significant resources and expertise. We may seek to enter into collaborations, including licensing or partnering arrangements, with other companies to support the development and commercialization of any or multiple of our programs or to obtain financing or share costs on these programs and we are currently evaluating partnering options for our CI portfolio prior to further clinical development. If we are unable to enter into collaborations on acceptable terms, if at all, we may be unable to advance certain of our product candidates through further preclinical or clinical development. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates.

If we are unable to reach agreement on favorable terms with a suitable collaboration partner for any of our product candidates, we may need to limit the number of our product candidates to advance through further preclinical or clinical development. Failure to achieve successful collaborations would limit our options for support of the development and commercialization of our programs and for financing and would likely have a material adverse impact on our business, results of operations, financial condition and share price.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.		10-K	03/22/2023	10.12

10.2#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.		10-K	03/22/2023	10.22

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

# Represents management contracts or compensatory plans or agreements.

* The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is to be deemed furnished and shall not be deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Assembly Biosciences, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Assembly Biosciences, Inc.

Date: May 4, 2023	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)