Form 10-Q
period 2023-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2023-08-09
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 4, 2023, there were 52,614,194 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$21,623	$52,418
Marketable securities	38,208	39,192
Accounts receivable from collaboration	342	944
Prepaid expenses and other current assets	3,908	4,413
Total current assets	64,081	96,967

Property and equipment, net	541	743
Operating lease right-of-use (ROU) assets	1,623	3,195
Other assets	332	889
Total assets	$66,577	$101,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$904	$2,493
Accrued research and development expenses	2,037	3,122
Other accrued expenses	4,188	7,317
Operating lease liabilities - short-term	1,702	3,364
Total current liabilities	8,831	16,296

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	64	101
Total liabilities	11,628	19,130

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 52,450,731 and 48,894,973 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	52	49
Additional paid-in capital	815,588	807,938
Accumulated other comprehensive loss	(325)	(803)
Accumulated deficit	(760,366)	(724,520)
Total stockholders' equity	54,949	82,664
Total liabilities and stockholders' equity	$66,577	$101,794

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$12,523	$17,792	$27,070	$34,997
General and administrative	4,965	6,781	9,977	12,738
Total operating expenses	17,488	24,573	37,047	47,735
Loss from operations	(17,488)	(24,573)	(37,047)	(47,735)

Other income
Interest and other income, net	592	112	1,201	183
Total other income	592	112	1,201	183
Net loss	$(16,896)	$(24,461)	$(35,846)	$(47,552)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	188	(90)	478	(579)
Comprehensive loss	$(16,708)	$(24,551)	$(35,368)	$(48,131)

Net loss per share, basic and diluted	$(0.32)	$(0.51)	$(0.69)	$(0.99)
Weighted average common shares outstanding, basic and diluted	52,260,088	48,293,495	51,638,928	48,208,735

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2023	52,015,268	$52	$814,264	$(513)	$(743,470)	$70,333
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	83,599	—	54	—	—	54
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	90,407	—	80	—	—	80
Issuance of common stock for settlement of restricted stock units (RSUs)	261,457	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	188	—	188
Stock-based compensation	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	(16,896)	(16,896)
Balance as of June 30, 2023	52,450,731	$52	$815,588	$(325)	$(760,366)	$54,949

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2022	48,132,937	$48	$802,170	$(908)	$(654,519)	$146,791
Issuance of common stock under ESPP	134,888	—	177	—	—	177
Issuance of common stock for settlement of RSUs	94,911	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(90)	—	(90)
Stock-based compensation	—	—	1,563	—	—	1,563
Net loss	—	—	—	—	(24,461)	(24,461)
Balance as of June 30, 2022	48,362,736	$48	$803,910	$(998)	$(678,980)	$123,980

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2022	48,894,973	$49	$807,938	$(803)	$(724,520)	$82,664
Issuance of common stock under ATM equity offering program, net of issuance costs	3,134,045	3	4,543	—	—	4,546
Issuance of common stock under ESPP	90,407	—	80	—	—	80
Issuance of common stock for settlement of RSUs	331,306	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	478	—	478
Stock-based compensation	—	—	3,027	—	—	3,027
Net loss	—	—	—	—	(35,846)	(35,846)
Balance as of June 30, 2023	52,450,731	$52	$815,588	$(325)	$(760,366)	$54,949

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock under ESPP	134,888	—	177	—	—	177
Issuance of common stock for settlement of RSUs	107,411	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(579)	—	(579)
Stock-based compensation	—	—	3,005	—	—	3,005
Net loss	—	—	—	—	(47,552)	(47,552)
Balance as of June 30, 2022	48,362,736	$48	$803,910	$(998)	$(678,980)	$123,980

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(35,846)	$(47,552)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250	240
Stock-based compensation	3,025	3,024
Net (accretion) amortization of investments in marketable debt securities	(221)	214
Non-cash rent expense	1,709	1,784
Changes in operating assets and liabilities:
Accounts receivable from collaboration	602	(187)
Prepaid expenses and other current assets	505	159
Other assets	557	68
Accounts payable	(1,589)	(205)
Accrued research and development expenses	(1,085)	1,046
Other accrued expenses	(3,127)	(2,132)
Operating lease liabilities	(1,836)	(1,846)
Net cash used in operating activities	(37,056)	(45,387)

Cash flows from investing activities
Proceeds from maturities of marketable securities	24,645	46,500
Purchases of property and equipment	(48)	—
Purchases of marketable securities	(22,962)	(15,854)
Proceeds from sale of marketable securities	—	12,000
Net cash provided by investing activities	1,635	42,646

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	4,546	—
Proceeds from the issuance of common stock under ESPP	80	177
Net cash provided by financing activities	4,626	177

Net decrease in cash and cash equivalents	(30,795)	(2,564)
Cash and cash equivalents at the beginning of the period	52,418	45,627
Cash and cash equivalents at the end of the period	$21,623	$43,063
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$—	$171

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

The Company has a broad research and development portfolio with multiple targets, including (1) a long-acting helicase-primase inhibitor for the treatment of high-recurrence genital herpes, ABI-5366, (2) a pan-herpes non-nucleoside polymerase inhibitor to treat transplant-associated herpesvirus infections, (3) an oral small molecule approach to inhibit cell entry for both HDV and HBV, (4) a small molecule interferon-α receptor agonist designed to selectively activate the interferon-α pathway within the liver and offer the convenience of oral dosing and (5) small molecule core inhibitors that inhibit the HBV replication cycle and block the generation of covalently closed circular DNA (cccDNA).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these unaudited condensed consolidated financial statements are issued. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility, inflation or other factors could also adversely impact the Company’s ability to access capital when and as needed.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the 2022 Annual Report. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

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

Other Risks and Uncertainties

The Company relies on contract research organizations (CROs), including one located in Ukraine that temporarily shut down operations due to Russia’s invasion. Though this CRO has resumed operations and the Company continues to utilize this CRO, the Company has reallocated certain work to other global CROs in case the CRO shuts down operations again.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(16,896)	$(24,461)	$(35,846)	$(47,552)
Denominator:
Weighted average common shares outstanding - basic and diluted	52,260,088	48,293,495	51,638,928	48,208,735
Net loss per share - basic and diluted	$(0.32)	$(0.51)	$(0.69)	$(0.99)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	June 30,
	2023	2022
Options to purchase common stock	10,132,603	7,370,204
Common stock subject to purchase under ESPP	64,021	92,555
Unvested RSUs	1,403,833	1,516,609
Total	11,600,457	8,979,368

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$20,221	$—	$—	$20,221
Total cash equivalents	20,221	—	—	20,221
Short-term marketable securities
U.S. and foreign corporate debt securities	3,182	—	(20)	3,162
U.S. treasury securities	26,174	4	(36)	26,142
U.S. and foreign commercial paper	8,904	—	—	8,904
Total short-term marketable securities	38,260	4	(56)	38,208
Total cash equivalents and marketable securities	$58,481	$4	$(56)	$58,429

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	18,903	—	(306)	18,597
U.S. treasury securities	11,968	—	(224)	11,744
U.S. and foreign commercial paper	8,851	—	—	8,851
Total short-term marketable securities	39,722	—	(530)	39,192
Total cash equivalents and marketable securities	$89,398	$—	$(530)	$88,868

As of June 30, 2023 and 2022, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets during the three and six months ended June 30, 2023 and 2022.

Accrued interest receivable was $0.1 million and $0.3 million as of June 30, 2023 and December 31, 2022, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2023 and 2022.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$20,221	$—	$—	$20,221
Total cash equivalents	20,221	—	—	20,221
Short-term marketable securities
U.S. and foreign corporate debt securities	—	3,162	—	3,162
U.S. treasury securities	—	26,142	—	26,142
U.S. and foreign commercial paper	—	8,904	—	8,904
Total short-term marketable securities	—	38,208	—	38,208
Total assets measured at fair value	$20,221	$38,208	$—	$58,429

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,597	—	18,597
U.S. treasury securities	—	11,744	—	11,744
U.S. and foreign commercial paper	—	8,851	—	8,851
Total short-term marketable securities	—	39,192	—	39,192
Total assets measured at fair value	$49,676	$39,192	$—	$88,868

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrued expenses:
Accrued compensation	$3,915	$6,228
Accrued restructuring charges	99	599
Accrued professional fees and other	174	490
Total accrued expenses	$4,188	$7,317

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

There were no restructuring charges incurred during the three and six months ended June 30, 2023. The Company incurred $1.0 million in restructuring charges for the three and six months ended June 30, 2022, $0.5 million of which were included in research and development expenses and $0.5 million in general and administrative expenses. The Company incurred cumulative restructuring charges of $1.1 million through June 30, 2023.

A summary of accrued restructuring charges, included as a component of other accrued expenses on the Company's condensed consolidated balance sheet as of June 30, 2023, is as follows (in thousands):

Accrued balance as of December 31, 2022	$599
Reductions for cash payments	(500)
Accrued balance as of June 30, 2023	$99

The Company expects the accrued restructuring charges to be fully paid in the third quarter of 2023.

Note 6 – Sale of Common Stock

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the six months ended June 30, 2023, the Company sold 3,134,045 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock under the 2020 ATM during the six months ended June 30, 2022.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	$325	$654	$1,235	$1,431
General and administrative	865	927	1,790	1,593
Total stock-based compensation expense	$1,190	$1,581	$3,025	$3,024

As of June 30, 2023, there was $5.0 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Exercise price	$0.97	$1.68 - $2.06	$0.89 - $1.53	$1.53 - $2.45
Expected volatility	77.6%	78.9% - 81.7%	77.5% - 82.8%	78.9% - 81.7%
Risk-free rate	3.82%	2.48% - 3.02%	3.59% - 4.00%	1.41% - 3.02%
Expected term (years)	7.5	5.5 - 7.5	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

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

As of June 30, 2023, the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the ABI-H3733 License. The transaction price allocated to ABI-H3733 of $2.7 million was recognized as a long-term deferred revenue contract liability as of June 30, 2023 and December 31, 2022, and will be recognized as revenue when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733. During the three and six months ended June 30, 2023 and 2022, the Company did not recognize any revenue or increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement in 2020. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of June 30, 2023 and December 31, 2022, the remaining unamortized contract costs are $0.2 million and are included in other assets on the condensed consolidated balance sheet.

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

Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. During the three and six months ended June 30, 2023, the Company recognized a reduction of research and development expenses of $0.5 million and $1.1 million, respectively, under the Arbutus Biopharma Agreement. During the three and six months ended June 30, 2022, the Company recognized a reduction of research and development expenses of $0.6 million and $1.2 million, respectively, under the Arbutus Biopharma Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during both the six months ended June 30, 2023 and 2022.

Note 10 - Subsequent Event

In August 2023, the Company entered into a sublease agreement for office and laboratory space in South San Francisco, California to serve as the Company's new corporate headquarters. The lease is expected to commence in November 2023 for a term of 24 months with monthly base rent of $0.1 million. The Company has the option to extend the sublease through September 30, 2029.

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

In July 2022, we implemented a strategic restructuring plan to: (1) discontinue development of our first-generation CI, vebicorvir (VBR), based on review of interim on-treatment efficacy data from then ongoing triple combination studies that did not support continuation; (2) advance our next-generation CIs, ABI-H3733 (3733) and ABI-4334 (4334), in clinical studies; and (3) prioritize research activities, including our: HBV/HDV entry inhibitor; orally bioavailable, liver-focused interferon-α (IFN-α) receptor (IFNAR) agonist; long-acting helicase-primase inhibitor targeting high-recurrence genital herpes; and pan-herpes non-nucleoside polymerase inhibitors (NNPIs) for transplant-associated infections. The strategic plan included a reduction of our workforce by 30 employees, resulting in a total of approximately 70 remaining employees. In connection with the plan, our Chief Medical Officer and Chief Financial Officer stepped down from their roles.

In April 2023, we announced the evaluation of potential partnering options for our CI portfolio prior to further clinical advancement of CIs and the prioritization of our broader antiviral pipeline, including ABI-5366 (5366), our recently announced development candidate for our long-acting helicase-primase inhibitor program targeting high-recurrence genital herpes.

Our Herpesvirus Programs

In August 2022, we introduced our first programs outside of hepatitis, which target high-recurrence genital herpes and transplant-associated herpesviruses. In February 2023, we announced the nomination of our first herpesvirus development candidate, 5366, a long-acting helicase-primase inhibitor for treatment of high-recurrence genital herpes, to progress to Investigational New Drug (IND) application-enabling studies.

High-Recurrence Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2), with approximately 80% of genital herpes infections caused by HSV-2. HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the patient’s life and periodically reactivate, with the virus spreading and replicating in epithelial tissues. Initial infection can be asymptomatic or can be marked by symptoms, including localized pain and painful lesions. Genital herpes recurrence is common and can cause symptomatic recurrences of painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as well as associated psychological stress and isolationary thoughts, depression and suicidal ideation. Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by patients infected by HSV-2.

While HSV-1 and HSV-2 infections frequently go undiagnosed, in the United States and the European Union (EU)4/United Kingdom, approximately 46 million people have been diagnosed with an HSV infection, and approximately 20 million people have been diagnosed with genital herpes. High recurrence genital herpes, defined as three or more recurrences annually, is estimated to affect approximately four million of these genital herpes patients, reflecting an estimated 5% of HSV-1 patients and 50% of HSV-2 patients.

Helicase-primase inhibitors are antiviral agents in development for HSV-1 and HSV-2, with a novel mechanism of action that has been clinically validated. They inhibit the viral protein complex consisting of helicase, primase, and cofactor subunits, which have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) to become active drugs; therefore, helicase-primase inhibitors are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, helicase-primase inhibitors are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU/UK for the treatment of genital herpes. Nucleoside analogs were first approved for genital herpes over 40 years ago, with the most recent approval more than 20 years ago. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort, and a pyrophosphate analog has been approved for the treatment of nucleoside analog resistant infection in immunocompromised patients.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents have a high daily pill burden and are only partially effective at controlling the infection or reducing transmission risk. There are still high titer (greater than 104 HSV-2 DNA copies) shedding episodes under this current standard of care for HSV-2, which can lead to recurrences and transmission of genital herpes. For high-recurrence genital herpes patients receiving daily suppressive therapy of oral nucleoside analogs, less than 35% remained recurrence free after 12 months and transmission is reduced by less than 50%.

Due to the limitations of current therapies, we identified an opportunity to develop a potent, long-acting helicase-primase inhibitor for high-recurrence genital herpes with the potential to improve efficacy, convenience and patient compliance.

In February 2023, we nominated 5366 as a development candidate for our long-acting helicase-primase inhibitor program. In nonclinical studies, 5366 has demonstrated strong potential to serve as a long-acting agent, including low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and exceptionally low plasma clearance rates in multiple preclinical models. This preclinical profile has led us to target 5366 for development as a long-acting treatment with the potential to be administered orally or as an injectable. To date, 5366 has also demonstrated a favorable preclinical safety profile in non-Good Laboratory Practice (GLP) toxicology studies, high exposure margins and minimal potential for off-target effects, and we initiated GLP toxicology studies early in the third quarter of 2023. We currently anticipate the initiation of clinical studies of 5366 in the first half of 2024. At the International Herpesvirus Workshop in July 2023, we presented a preclinical characterization of 5366 for the treatment of high recurrence genital herpes.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more members of the herpesvirus family of viruses, including cytomegalovirus (CMV), HSV-1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60% of transplant patients are HSV-positive; and (3) 80% of transplant patients are VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following the transplant. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 60,000 patients in 2018.

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

Our HBV and HDV Programs

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019, and 1.5 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 820,000 people died in 2019 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. Of the 296 million people living with chronic HBV infection as of 2019, only approximately 30 million were aware of their infection, and only approximately 6.6 million of those diagnosed received treatment. HBV is a highly prevalent disease that infects approximately three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO, and has a higher morbidity and mortality rate.

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

The current standard of care for chronic HBV infection, nucleos(t)ide analog reverse transcriptase inhibitors (NrtIs), are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates. No new mechanisms of action (MOA) have been approved for chronic HBV infection in over 25 years. The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. There are no approved HDV treatments in the United States, and there is only one approved HDV treatment in Europe.

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

In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV by targeting NTCP. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products. At the American Association for the Study Liver Diseases (AASLD) The Liver Meeting® in November 2022 (AASLD 2022), we presented the preclinical characterization of our novel class of highly potent small molecule HBV/HDV entry inhibitors. At the European Association for the Study of the Liver's (EASL) International Liver CongressTM in June 2023 (EASL 2023), we presented further characterization of the potencies and properties of these orally-bioavailable entry inhibitors.

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

Core Inhibitors

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the cell nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought in the HBV field. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA. Through our research efforts, we have discovered several chemically distinct series of small molecule CIs that directly target and allosterically inhibit core protein functions. As a result, we believe that our pipeline offers the potential for best-in-class compounds that target critical steps involved in cccDNA generation and the HBV viral replication cycle.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocytes and patients. On this basis, our CIs have shown preclinical proof of principle. In a variety of cell culture models, CIs have demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and viral pre-genomic RNA (pgRNA).

Our research and development organizations have advanced our two next-generation CIs, 4334 and 3733, through Phase 1a and Phase 1b, respectively. These candidates, which exhibit multiple MOAs, have been optimized to potently disrupt both viral replication (MOA #1) and, importantly, prevent the establishment and replenishment of new cccDNA (MOA #2). First-generation CIs have not demonstrated adequate potency to sufficiently block cccDNA formation. Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new virus, and it does so incompletely.

We leveraged our prior experience with our first-generation CI, VBR, in the development of our next-generation CIs. VBR was evaluated in a Phase 2 program with treatment for up to 1.5 years across patient populations and exhibited a favorable safety profile. VBR was observed to be potent against MOA #1 but not MOA #2, and, while it demonstrated greater viral suppression in combination with standard-of-care NrtIs as compared to NrtIs alone, it did not achieve functional cure or finite treatment in our clinical studies. As a result, we discontinued development of VBR. Our two next-generation CIs, 4334 and 3733, were developed to optimize activity against both MOAs and show significantly enhanced potency against both mechanisms preclinically. In June, at EASL 2023, we presented the significantly improved potency and target coverage of 3733 and 4334 for both MOA #1 and MOA #2 as compared to first-generation CIs.

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

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency against both MOA #1 and MOA #2. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at AASLD's The Liver Meeting® in November 2021 (AASLD 2021). At EASL's International Liver CongressTM in June 2022 (EASL 2022), we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids. At AASLD 2022, we presented preclinical data demonstrating that 4334 also accelerates capsid assembly and inhibits cccDNA formation and showed that 4334 can prematurely disrupt capsids containing duplex linear DNA, which has the potential to impact HBV integration.

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

At EASL 2023, we presented safety and PK data from the Phase 1a study. Based on the PK data from the Phase 1a cohorts and preclinical studies, plasma trough concentrations (Cmin) were in multiple-fold excess of the in vitro EC50 values for the inhibition of HBV DNA and cccDNA formation at all doses. These data indicate that 4334 has the potential to provide potent inhibition of HBV with QD dosing, and potential best-in-class activity is projected, with a dose of 200 mg estimated to achieve 175× protein-adjusted EC50 (paEC50) for DNA replication inhibition and 34× paEC50 for the prevention of cccDNA formation.

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

In preclinical studies, 3733 demonstrated pan-genotypic activity and an improved resistance profile, as well as significantly increased potency against both MOA #1 and MOA #2 and target coverage as compared to both VBR and 2158. In 2020, we initiated and completed a Phase 1a clinical study of 3733 to evaluate safety, tolerability and PK following single ascending dose and multiple ascending dose administration in healthy subjects in New Zealand. Data indicated that 3733 was generally well-tolerated and had favorable PK. Results detailing 3733’s safety and PK from this study were presented in a poster presentation at AASLD 2021. In 2021, following the completion of the Phase 1a trial, our chemistry, manufacturing and controls organization developed a new tablet formulation to support Phase 1b for 3733. At EASL 2022, we presented 3733’s improved PK profile resulting from the new formulation activities mentioned above.

In addition, at EASL's International Liver CongressTM in June 2021, we presented observations on 3733’s enhanced potency and target coverage for both antiviral activity and inhibition of cccDNA generation as compared to VBR and 2158.

In June 2022, we initiated a randomized, multi-center, double-blind and placebo-controlled Phase 1b trial of 3733 evaluating the safety, PK and antiviral activity of 3733 in adults with chronic HBV infection who are treatment, naïve or off treatment, including changes in HBV DNA and other viral parameters associated with 3733 treatment. Patients were randomized 8:2 between the new tablet formulation of 3733 and placebo for a period of 28 days. We shared interim data from this Phase 1b trial twice: (1) as of mid-December 2022 for the initial 50 mg cohort, and (2) as of mid-March 2023 for the 100 mg cohort.

At EASL 2023, we presented efficacy, safety, and PK data from the Phase 1b study. The presentation was focused on HBeAg negative patients as 28 of 31 patients enrolled were HBeAg negative. 3733 was well tolerated and all AEs were Grade 1 or 2, with no serious AEs, AEs leading to treatment discontinuation, or death. As the dose of 3733 increased, more rapid and consistent declines in HBV DNA were observed, with greater proportions of patients achieving HBV DNA less than the lower limit of quantification target not detected by the end of treatment. The PK profile of 3733 supported QD dosing with a dose of 100 mg estimated to achieve 48x paEC50 for DNA replication inhibition and 7x paEC50 for the prevention of cccDNA formation. The PK profile and antiviral activity of 3733 reflected the improved potency of next-generation core inhibitors against both mechanisms of action.

A 26-week non-clinical chronic toxicology study of 3733 has been conducted in parallel with the Phase 1b study. This study revealed a toxicity in one species that was not observed in the previous 28-day toxicology study. We continue to evaluate the data; however, proceeding with longer-term dosing of 3733 in a Phase 2 study would require further assessment and likely an additional chronic toxicology study in another species, which would add cost and time to the development timeline for 3733.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of June 30, 2023, we had an accumulated deficit of $760.4 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2023 and 2022

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
External expenses:
Research and discovery	$2,657	$2,404	$253	11%
3733	674	2,259	(1,585)	(70%)
VBR	487	1,385	(898)	(65%)
4334	969	2,143	(1,174)	(55%)
2158	—	264	(264)	(100%)
5366	538	—	538	100%
Total external expenses	5,325	8,455	(3,130)	(37%)
Employee and contractor-related expenses	5,998	8,013	(2,015)	(25%)
Facility and other expenses	1,200	1,324	(124)	(9%)
Total research and development expenses	$12,523	$17,792	$(5,269)	(30%)

Research and development expenses were $12.5 million for the three months ended June 30, 2023 compared to $17.8 million for the same period in 2022. The $5.3 million decrease in research and development expenses was driven by decreases in external expenses during the three months ended June 30, 2023 compared to the same period in 2022 due to preclinical work and start-up costs preparing for the Phase 1b trial for 3733 and the Phase 1a trial for 4334 occurring in 2022 and due to our discontinuation of the VBR and 2158 programs. We also experienced decreases in employee and contractor-related expenses of $2.0 million due to the termination of employees as part of the reorganization announced in July 2022. This was partially offset by increases in external expenses generated from the advancement of 5366 and our research discovery programs.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
General and administrative expenses	$4,965	$6,781	$(1,816)	(27%)

General and administrative expenses were $5.0 million for the three months ended June 30, 2023 compared to $6.8 million for the same period in 2022. The decrease of $1.8 million in general and administrative expenses was primarily due to a $1.0 million decrease in salaries and benefits because of the departure of our former Chief Executive Officer and due to the termination of employees as part of the reorganization announced in July 2022. We also experienced decreases of $0.6 million in professional and overhead fees primarily due to reductions in legal expenses.

Comparison of the Six Months Ended June 30, 2023 and 2022

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
External expenses:
Research and discovery	$5,424	$4,491	$933	21%
3733	2,508	3,454	(946)	(27%)
VBR	1,345	3,306	(1,961)	(59%)
4334	1,739	3,400	(1,661)	(49%)
2158	121	1,165	(1,044)	(90%)
5366	538	—	538	100%
Total external expenses	11,675	15,816	(4,141)	(26%)
Employee and contractor-related expenses	13,005	16,198	(3,193)	(20%)
Facility and other expenses	2,390	2,983	(593)	(20%)
Total research and development expenses	$27,070	$34,997	$(7,927)	(23%)

Research and development expenses were $27.1 million for the six months ended June 30, 2023 compared to $35.0 million for the same period in 2022. The $7.9 million decrease in research and development expenses was driven by decreases in external expenses due to our discontinuation of the VBR and 2158 programs and from lower costs incurred during the six months ended June 30, 2023 compared to the same period in 2022 due to preclinical work and start-up costs preparing for the Phase 1a trial for 4334 and the Phase 1b trial for 3733 occurring in 2022. We also experienced decreases in employee and contractor-related expenses of $3.2 million due to the termination of employees as part of the reorganization announced in July 2022. This was partially offset by increases in external expenses generated from the advancement of our research discovery programs and 5366.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
General and administrative expenses	$9,977	$12,738	$(2,761)	(22%)

General and administrative expenses were $10.0 million for the six months ended June 30, 2023 compared to $12.7 million for the same period in 2022. The decrease of $2.8 million in general and administrative expenses was primarily due to a $1.8 million decrease in salaries and benefits because of the departure of our former Chief Executive Officer and due to the termination of employees as part of the reorganization announced in July 2022. We also experienced decreases of $1.1 million in professional and overhead fees primarily due to reductions in legal expenses.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2023 principally through equity financings, raising an aggregate of $605.0 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments.

Cash Flows for the Six Months Ended June 30, 2023 and 2022

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2023	2022
Operating activities	$(37,056)	$(45,387)
Investing activities	1,635	42,646
Financing activities	4,626	177
Net decrease in cash and cash equivalents	$(30,795)	$(2,564)

Net Cash from Operating Activities

Net cash used in operating activities was $37.1 million for the six months ended June 30, 2023. This was primarily due to our $35.8 million net loss and a decrease in other accrued expenses of $3.1 million due to payment of our 2022 annual bonuses.

Net cash used in operating activities was $45.4 million for the six months ended June 30, 2022. This was primarily due to our $47.6 million net loss, adjusted for $3.0 million recognized for stock-based compensation expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2023 was $1.6 million due to proceeds from maturities of our marketable securities, net of purchases.

Net cash provided by investing activities for the six months ended June 30, 2022 was $42.6 million due to proceeds from sales and maturities of our marketable securities, net of purchases.

Net Cash from Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2023 was $4.6 million due to proceeds of $4.5 million from the sale of 3,134,045 shares of our common stock under the 2020 ATM.

Cash flows from financing activities were not significant for the six months ended June 30, 2022.

Funding Requirements

We expect our future operating expenses to decrease as we continue to realize cost savings from our strategic reorganization plan we implemented in July 2022. However, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to secure additional sources of funding when needed or on attractive terms, we could be forced to reduce staff and delay, scale back or stop certain research and development programs or future commercialization efforts.

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

If we raise funds through additional collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to reduce staff, delay, limit, scale back or stop our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all, particularly due to the well-documented, ongoing sector-wide weakness in the biotech markets that began in early 2021. If we are unable to develop and commercialize any product candidates and generate sufficient revenue or raise capital, we could be forced to reduce staff, delay, scale back or discontinue product development and clinical studies, sacrifice attractive business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price. In addition, if we are unable to generate sufficient revenue or raise capital, we may conclude that there is a substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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

We rely on third-party vendors, scientists, investigators and collaborators to provide us with significant data and other information related to our projects, nonclinical studies and clinical studies, and our business. If these third parties provide inaccurate, misleading, or incomplete data, our business, prospects, and results of operations could be materially and adversely affected.

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

We set goals, and make public statements regarding our expectations on timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, our business could be materially and adversely affected, and the price of our common stock could decline.

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

The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of novel classes of product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events in our nonclinical or clinical studies or those of our competitors or of academic researchers utilizing the same mechanisms of action as our product candidates, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

Risks Related to Our Regulatory and Legal Environment

We are and will be subject to extensive and costly government regulation and the failure to comply with these regulations may have a material adverse effect on our operations and business.

Our product candidates are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services, the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. Both before and after approval of any product, we and our collaborators, suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, clinical studies, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning or untitled letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; voluntary or mandatory product recall; product seizure; interruption of manufacturing or clinical studies; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties, including fines and other monetary penalties; exclusion from federal health care programs such as Medicare and Medicaid; adverse publicity; and disruptions to our business.

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

If we, our collaborators, our contractors or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in delays in the approval of applications or supplements to approved applications, refusal by a regulatory authority (including the FDA) to review pending market approval applications or supplements to approved applications, untitled letters or warning letters, fines, import and export restrictions, product recalls or seizures, injunctions, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing applications, recommendations by the FDA or other regulatory authorities against governmental contracts, and/or criminal prosecutions.

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

We rely upon a combination of patents, trade secret protection and contractual arrangements to protect the intellectual property related to our technologies. We will only be able to protect our products and proprietary information and technology by preventing unauthorized use by third parties to the extent that our patents, trade secrets, and contractual positions allow us to do so. We cannot be certain that we will secure any rights to any issued patents with claims that cover any of our proprietary product candidates and technologies. The patent prosecution process is expensive and time-consuming, and we may be unable to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. We could fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection or before our competitors secure patents covering such discoveries. The patent process also is subject to numerous risks and uncertainties, and there can be no assurance that we will be successful in protecting our products by obtaining and defending patents.

Composition-of-matter patents relating to the active pharmaceutical ingredient are generally considered to be the strongest form of intellectual property protection for pharmaceutical products. Such patents provide protection not limited to any one method of use. Method-of-use patents protect the use of a product for the specified method(s) and do not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Formulation patents protect the formulation of a product and do not prevent a competitor from making and marketing a product that has an identical active pharmaceutical ingredient to our product if the product is formulated differently than the patented formulation. We rely on a combination of these and other types of patents to protect our product candidates, and there can be no assurance that our intellectual property will create and sustain the competitive position of our product candidates.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Amendment No. 6 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.		8-K	05/30/2023	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

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

Assembly Biosciences, Inc.

Date: August 9, 2023	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)