Form 10-Q
period 2023-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2023-11-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 3, 2023, there were 65,709,112 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchanges Commission (SEC) on March 22, 2023 (2022 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•
our ability to realize the potential benefits of our collaboration with Gilead Sciences, Inc. (Gilead), including all financial aspects of the collaboration and equity investments;
•
our ability to initiate and complete clinical studies involving our therapeutic product candidates, including studies contemplated by our collaboration with Gilead, in the currently anticipated timeframes or at all;
•
the occurrence of any event, change or other circumstance that could give rise to the termination of our collaboration with Gilead;
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

You are urged to consider statements that include the words may, will, would, could, should, might, believes, hopes, estimates, projects, potential, expects, plans, anticipates, intends, continues, forecast, designed, goal or the negative of those words or other comparable words to be uncertain and forward-looking. In particular, forward-looking statements include, but are not limited to, statements regarding the timing of commencement of future clinical studies involving our therapeutic product candidates; and our ability to successfully complete, and receive favorable results in, clinical studies for our product candidates. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Except as required by law, we assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$26,656	$52,418
Marketable securities	19,554	39,192
Accounts receivable from collaboration	—	944
Prepaid expenses and other current assets	3,462	4,413
Total current assets	49,672	96,967

Property and equipment, net	561	743
Operating lease right-of-use (ROU) assets	844	3,195
Other assets	552	889
Total assets	$51,629	$101,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$758	$2,493
Accrued research and development expenses	1,619	3,122
Other accrued expenses	3,886	7,317
Operating lease liabilities - short-term	869	3,364
Total current liabilities	7,132	16,296

Deferred revenue	2,733	2,733
Operating lease liabilities - long-term	50	101
Total liabilities	9,915	19,130

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 52,614,194 and 48,894,973 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	53	49
Additional paid-in capital	816,722	807,938
Accumulated other comprehensive loss	(275)	(803)
Accumulated deficit	(774,786)	(724,520)
Total stockholders' equity	41,714	82,664
Total liabilities and stockholders' equity	$51,629	$101,794

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating expenses
Research and development	$10,824	$18,130	$37,894	$53,127
General and administrative	4,224	5,271	14,201	18,009
Total operating expenses	15,048	23,401	52,095	71,136
Loss from operations	(15,048)	(23,401)	(52,095)	(71,136)

Other income
Interest and other income, net	628	256	1,829	439
Total other income	628	256	1,829	439
Net loss	$(14,420)	$(23,145)	$(50,266)	$(70,697)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	50	(1)	528	(580)
Comprehensive loss	$(14,370)	$(23,146)	$(49,738)	$(71,277)

Net loss per share, basic and diluted	$(0.27)	$(0.48)	$(0.97)	$(1.46)
Weighted average common shares outstanding, basic and diluted	52,565,333	48,448,399	51,951,123	48,289,501

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2023	52,450,731	$52	$815,588	$(325)	$(760,366)	$54,949
Issuance of common stock for settlement of restricted stock units (RSUs)	163,463	1	(1)	—	—	—
Unrealized gain on marketable debt securities	—	—	—	50	—	50
Stock-based compensation	—	—	1,135	—	—	1,135
Net loss	—	—	—	—	(14,420)	(14,420)
Balance as of September 30, 2023	52,614,194	$53	$816,722	$(275)	$(774,786)	$41,714

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2022	48,362,736	$48	$803,910	$(998)	$(678,980)	$123,980
Issuance of common stock for settlement of RSUs	118,458	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	1,570	—	—	1,570
Net loss	—	—	—	—	(23,145)	(23,145)
Balance as of September 30, 2022	48,481,194	$48	$805,480	$(999)	$(702,125)	$102,404

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2022	48,894,973	$49	$807,938	$(803)	$(724,520)	$82,664
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	3,134,045	3	4,543	—	—	4,546
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	90,407	—	80	—	—	80
Issuance of common stock for settlement of RSUs	494,769	1	(1)	—	—	—
Unrealized gain on marketable debt securities	—	—	—	528	—	528
Stock-based compensation	—	—	4,162	—	—	4,162
Net loss	—	—	—	—	(50,266)	(50,266)
Balance as of September 30, 2023	52,614,194	$53	$816,722	$(275)	$(774,786)	$41,714

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2021	48,120,437	$48	$800,728	$(419)	$(631,428)	$168,929
Issuance of common stock under ESPP	134,888	—	177	—	—	177
Issuance of common stock for settlement of RSUs	225,869	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(580)	—	(580)
Stock-based compensation	—	—	4,575	—	—	4,575
Net loss	—	—	—	—	(70,697)	(70,697)
Balance as of September 30, 2022	48,481,194	$48	$805,480	$(999)	$(702,125)	$102,404

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(50,266)	$(70,697)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	366	374
Stock-based compensation	4,160	4,580
Net (accretion) amortization of investments in marketable debt securities	(534)	234
Non-cash rent expense	2,525	2,644
Changes in operating assets and liabilities:
Accounts receivable from collaboration	944	(910)
Prepaid expenses and other current assets	951	2,060
Other assets	337	90
Accounts payable	(1,735)	(717)
Accrued research and development expenses	(1,503)	1,062
Other accrued expenses	(3,429)	(1,182)
Operating lease liabilities	(2,720)	(2,747)
Net cash used in operating activities	(50,904)	(65,209)

Cash flows from investing activities
Proceeds from maturities of marketable securities	46,315	66,000
Purchases of property and equipment	(184)	(102)
Purchases of marketable securities	(25,615)	(18,820)
Proceeds from sale of marketable securities	—	27,000
Net cash provided by investing activities	20,516	74,078

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	4,546	—
Proceeds from the issuance of common stock under ESPP	80	177
Net cash provided by financing activities	4,626	177

Net (decrease) increase in cash and cash equivalents	(25,762)	9,046
Cash and cash equivalents at the beginning of the period	52,418	45,627
Cash and cash equivalents at the end of the period	$26,656	$54,673
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$—	$171

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

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. In October 2023, the Company received $100.0 million upon entering into the Option, License and Collaboration Agreement (the Gilead Collaboration Agreement) and the Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead Sciences, Inc. (Gilead). Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these unaudited condensed consolidated financial statements are issued.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2022, which are contained in the 2022 Annual Report. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the entire year ending December 31, 2023 or future operating periods.

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

U.S. and global financial markets have experienced volatility and disruption due to other macroeconomic and geopolitical events such as rising inflation, rising interest rates to combat inflation, the risk of a recession, the war between Russia and Ukraine, the Israel-Hamas war, as well as the ongoing impact of the COVID-19 pandemic. The Company cannot predict at this time to what extent, if at all, it and its employees, CROs, vendors and/or collaborators could potentially be negatively impacted by these events.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(14,420)	$(23,145)	$(50,266)	$(70,697)
Denominator:
Weighted average common shares outstanding - basic and diluted	52,565,333	48,448,399	51,951,123	48,289,501
Net loss per share - basic and diluted	$(0.27)	$(0.48)	$(0.97)	$(1.46)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	September 30,
	2023	2022
Options to purchase common stock	9,945,471	9,441,215
Common stock subject to purchase under ESPP	80,543	102,772
Unvested RSUs	1,088,889	1,837,049
Total	11,114,903	11,381,036

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$23,058	$—	$—	$23,058
U.S. treasury securities	2,696	—	—	2,696
Total cash equivalents	25,754	—	—	25,754
Short-term marketable securities
U.S. treasury securities	17,565	1	(3)	17,563
U.S. and foreign commercial paper	1,991	—	—	1,991
Total short-term marketable securities	19,556	1	(3)	19,554
Total cash equivalents and marketable securities	$45,310	$1	$(3)	$45,308

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	18,903	—	(306)	18,597
U.S. treasury securities	11,968	—	(224)	11,744
U.S. and foreign commercial paper	8,851	—	—	8,851
Total short-term marketable securities	39,722	—	(530)	39,192
Total cash equivalents and marketable securities	$89,398	$—	$(530)	$88,868

As of September 30, 2023 and 2022, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets during the three and nine months ended September 30, 2023 and 2022.

Accrued interest receivable was $0.1 million and $0.3 million as of September 30, 2023 and December 31, 2022, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and nine months ended September 30, 2023 and 2022.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$23,058	$—	$—	$23,058
U.S. treasury securities	2,696	—	—	2,696
Total cash equivalents	25,754	—	—	25,754
Short-term marketable securities
U.S. treasury securities	—	17,563	—	17,563
U.S. and foreign commercial paper	—	1,991	—	1,991
Total short-term marketable securities	—	19,554	—	19,554
Total assets measured at fair value	$25,754	$19,554	$—	$45,308

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,597	—	18,597
U.S. treasury securities	—	11,744	—	11,744
U.S. and foreign commercial paper	—	8,851	—	8,851
Total short-term marketable securities	—	39,192	—	39,192
Total assets measured at fair value	$49,676	$39,192	$—	$88,868

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

There were no transfers between Level 1, Level 2 or Level 3 during the periods presented.

Note 4 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrued expenses:
Accrued compensation	$3,738	$6,228
Accrued restructuring charges	—	599
Accrued professional fees and other	148	490
Total accrued expenses	$3,886	$7,317

Note 5 – Restructuring

In July 2022, the Company and its board of directors approved a strategic plan to align with its refocused pipeline on its next generation capsid assembly modulators (CAMs) and research programs and reduced its workforce by approximately 30%. The Company incurred cumulative restructuring charges of $1.1 million representing all costs to be incurred. These restructuring charges consisted solely of employee severance and related benefits, including $1.0 million in severance payments to executive officers impacted by the restructuring, $0.8 million in one-time termination severance payments and other employee-related costs associated with the restructuring and a reversal of $0.7 million for previously recognized stock-based compensation expense related to forfeited awards based on the Company's policy of recognizing stock-based awards with graded vesting schedules using an accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award and to recognize forfeitures when they occur.

There were no restructuring charges incurred during the three and nine months ended September 30, 2023. The Company incurred $0.8 million in restructuring charges for the three months ended September 30, 2022, $0.7 million of which were included in research and development expenses and $0.1 million in general and administrative expenses. The Company incurred $1.8 million in restructuring charges for the nine months ended September 30, 2022, $1.3 million of which were included in research and development expenses and $0.5 million in general and administrative expenses.

A summary of accrued restructuring charges, included as a component of other accrued expenses on the Company's condensed consolidated balance sheet as of September 30, 2023, is as follows (in thousands):

Accrued balance as of December 31, 2022	$599
Reductions for cash payments	(599)
Accrued balance as of September 30, 2023	$—

Note 6 – Sale of Common Stock

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. The Company did not sell any shares of common stock under the 2020 ATM during the three months ended September 30, 2023. During the nine months ended September 30, 2023, the Company sold 3,134,045 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock under the 2020 ATM during the three and nine months ended September 30, 2022.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	$512	$613	$1,747	$2,044
General and administrative	623	943	2,413	2,536
Total stock-based compensation expense	$1,135	$1,556	$4,160	$4,580

As of September 30, 2023, there was $3.7 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.5 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Exercise price	$0.98	$1.66 - $2.19	$0.89 - $1.53	$1.53 - $2.45
Expected volatility	77.5% - 83.1%	78.6% - 81.7%	77.5% - 83.1%	78.6% - 81.7%
Risk-free rate	4.23% - 4.24%	2.62% - 4.15%	3.59% - 4.24%	1.41% - 4.15%
Expected term (years)	5.5 - 7.0	5.5 - 7.0	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

Note 8 - Collaboration Agreements

BeiGene Agreement

In July 2020, the Company and BeiGene, Ltd. (BeiGene) entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel CAM product candidates vebicorvir (VBR), ABI-H2158 and ABI-H3733 (the Licensed Product Candidates) for chronic HBV infection in the People’s Republic of China, Hong Kong, Taiwan and Macau.

As of September 30, 2023, the only remaining performance obligation under the BeiGene Agreement not considered to be complete is the transfer of the ABI-H3733 License. The transaction price allocated to ABI-H3733 of $2.7 million was recognized as a long-term deferred revenue contract liability as of September 30, 2023 and December 31, 2022, and will be recognized as revenue when the Company provides pre-Phase 3 clinical study know-how and development results for ABI-H3733 to BeiGene or a termination of the BeiGene Agreement for ABI-H3733. During the three and nine months ended September 30, 2023 and 2022, the Company did not recognize any revenue or increase or reduction of research and development expense under the BeiGene Agreement. In conjunction with the Company entering into the Gilead Collaboration Agreement with Gilead in October 2023, the Company will no longer seek partnering or further development of ABI-H3733 (see Note 11).

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement in 2020. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of September 30, 2023 and December 31, 2022, the remaining unamortized contract costs are $0.2 million and are included in other assets on the condensed consolidated balance sheet.

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

Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company recognized a reduction of research and development expenses of $0.1 million and $1.2 million, respectively, under the Arbutus Biopharma Agreement. During the three and nine months ended September 30, 2022, the Company recognized a reduction of research and development expenses of $0.7 million and $1.9 million, respectively, under the Arbutus Biopharma Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. The Company paid IURTC $0.1 million in diligence maintenance fees during both the nine months ended September 30, 2023 and 2022.

Note 10 - Leases

Lease Commitments

In August 2023, the Company entered into a sublease agreement for office and laboratory space in South San Francisco, California to serve as the Company's new corporate headquarters for a term of 24 months with monthly base rent of $0.1 million, resulting in aggregate future lease payments of $2.6 million. The Company has the option to extend the sublease through September 30, 2029. The sublease is expected to commence in the fourth quarter of 2023 when the Company takes possession of the premises. As the sublease has not commenced as of September 30, 2023, the Company has not recorded an operating lease right-of-use asset or lease liability for this sublease in the condensed consolidated balance sheets.

Note 11 - Subsequent Event

On October 15, 2023, the Company entered into the Gilead Collaboration Agreement pursuant to which Gilead will exclusively license to the Company its helicase primase inhibitor program and non-nucleoside polymerase inhibitor program, while retaining opt-in rights to these programs and have an option to take an exclusive license, on a program-by-program basis, to all of the Company’s other current and future pipeline programs for a 12-year collaboration term. In addition to the Gilead Collaboration Agreement, the Company and Gilead entered into the Gilead Equity Agreements, pursuant to which Gilead purchased 13,073,668 shares of the Company’s common stock at a purchase price of $1.16 per share. The Company received total proceeds of $100.0 million, consisting of $84.8 million as an upfront payment under the Gilead Collaboration Agreement and $15.2 million under the Gilead Equity Agreements.

Pursuant to the terms of the Gilead Collaboration Agreement, during the term and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints – completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program – and upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each Company program, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on both the Company’s programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

Pursuant to the terms of the Gilead Equity Agreements, if the Company completes equity financing by July 15, 2024 which results in at least $30.0 million of proceeds to the Company, then, subject to approval by the Company’s stockholders, the Company may require Gilead to purchase additional shares of common stock from the Company in an amount that results in Gilead owning 29.9% of the Company’s then-outstanding voting capital stock. If the Company does not complete the equity financing or does not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from the Company in an amount that results in Gilead owning 29.9% of the Company’s then-outstanding voting capital stock, subject to stockholder approval. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill and lockup provisions, with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors to the Company’s board of directors.

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

Overview

We are a biotechnology company developing innovative antiviral therapeutics targeting serious viral diseases, including candidates with the potential to improve the lives of patients worldwide. Our pipeline includes a clinical stage capsid assembly modulator (CAM) candidate designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points with the aim of achieving finite treatment and functional cures, early-stage helicase-primase inhibitor (HPI) development programs targeting high-recurrence genital herpes and hepatitis delta virus (HDV) and research programs focused on the discovery of antivirals to treat devastating viral diseases, including a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV.

Recent Developments

Gilead Collaboration

On October 15, 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead Sciences, Inc. (Gilead) pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each of our programs, we may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we will be primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), pursuant to which Gilead made an upfront equity investment of $15.2 million by purchasing from us 13,073,668 shares of our common stock at a purchase price of $1.16 per share. If we complete an equity financing (or series of financings) by July 15, 2024 that results in at least $30 million of proceeds to us, then, subject to approval by our stockholders, we may require Gilead to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. If we do not complete the equity financing or do not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock, subject to stockholder approval. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of (1) a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill and lockup provisions, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors.

Chief Medical Officer

In November 2023, we further strengthened our leadership with the naming of Anuj Gaggar, M.D., Ph.D. as our Chief Medical Officer. Dr. Gaggar is an infectious disease specialist who has focused on the development of new therapies in viral diseases including chronic HBV, hepatitis C and HDV.

Our Herpesvirus Programs

In August 2022, we introduced our first programs outside of hepatitis, which target high-recurrence genital herpes and transplant-associated herpesviruses. In February 2023, we announced the nomination of our first herpesvirus development candidate, ABI-5366 (5366), a long-acting HPI for treatment of high-recurrence genital herpes, to progress to Investigational New Drug (IND) application-enabling studies.

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

While HSV-1 and HSV-2 infections frequently go undiagnosed, in the United States, France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK), approximately 46 million people have been diagnosed with an HSV infection, and approximately 20 million people have been diagnosed with genital herpes. High recurrence genital herpes, defined as three or more recurrences annually, is estimated to affect approximately four million of these genital herpes patients, reflecting an estimated 5% of HSV-1 patients and 50% of HSV-2 patients.

HPIs are antiviral agents in development for HSV-1 and HSV-2, with a novel mechanism of action. They inhibit the helicase-primase complex consisting of helicase, primase, and cofactor subunits, which have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) to become active drugs; therefore, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States, the EU4 and the UK for the treatment of genital herpes. Nucleoside analogs were first approved for genital herpes over 40 years ago, with the most recent approval more than 20 years ago. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort, and a pyrophosphate analog has been approved for the treatment of nucleoside analog resistant infection in immunocompromised patients.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents have a daily pill burden and are only partially effective at controlling the infection or reducing transmission risk. There are still high titer (greater than 104 HSV-2 DNA copies) shedding episodes under this current standard of care for HSV-2, which can lead to recurrences and transmission of genital herpes. For high-recurrence genital herpes patients receiving daily suppressive therapy of oral nucleoside analogs, less than 35% remained recurrence free after 12 months and transmission is reduced by less than 50%. Due to the limitations of current therapies, we identified an opportunity to develop a potent, long-acting HPI for high-recurrence genital herpes with the potential to improve efficacy, convenience and patient compliance.

In February 2023, we nominated 5366 as a development candidate for our long-acting HPI program. In nonclinical studies, 5366 has demonstrated strong potential to serve as a long-acting agent, including via oral administration, with low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates, exceptionally low plasma clearance rates in multiple preclinical models and a projected human half-life of more than seven days. This preclinical profile has led us to target 5366 for development as a long-acting treatment with the potential to be administered orally or as an injectable. To date, 5366 has also demonstrated a favorable preclinical safety profile in non-Good Laboratory Practice (GLP) toxicology studies, high exposure margins and minimal potential for off-target effects, and we initiated GLP toxicology studies early in the third quarter of 2023, and we have completed the in-life portion of these studies. We currently anticipate the initiation of clinical studies of 5366 by mid-2024. At the International Herpesvirus Workshop in July 2023, we presented a preclinical characterization of 5366 for the treatment of high recurrence genital herpes.

In addition, Gilead exclusively licensed us its HPI compound. Gilead’s long-acting oral HPI compound has a favorable preclinical profile, and clinical studies are expected to begin by the end of 2024.

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

As with HSV-2, there are approved antivirals that are administered in a transplant setting. However, currently approved antivirals are not broad spectrum and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which would greatly advance treatment. Our research team has discovered three chemical series of potent, broad-spectrum herpesvirus polymerase inhibitors. In addition, Gilead exclusively licensed us its NNPI, and we believe the combined effort will speed candidate nomination and enhance our chance of clinical success. We expect to advance one or more of these compounds into preclinical safety testing during the second half of 2023.

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

HDV is a “satellite virus,” because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 million HBV infected patients. These patients, which only comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive patients, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of HDV patients progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

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

Capsid Assembly Modulator

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function highly sought after in the HBV field. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocytes and patients. On this basis, ABI-4334 (4334) has shown preclinical proof of principle. In a variety of cell culture models, CAMs have demonstrated the ability to reduce production of HBV DNA as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and pre-genomic RNA (pgRNA).

4334, which exhibits multiple MOAs, has been optimized to potently disrupt both viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). First-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation. Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new virus, and it does so incompletely. In mid-2021, we announced the selection of 4334 for clinical development. 4334 was internally discovered and developed. In addition, the chemical scaffold of 4334 is also novel and distinct from all of our prior CAM candidates. Our research and development organization has advanced our next-generation CAM, 4334, through Phase 1a and, in connection with our collaboration with Gilead (the Gilead Collaboration), expects to initiate a Phase 1b clinical study by mid-2024.

We nominated 4334 based on a preclinical target drug profile that indicates enhanced target coverage and potency against both MOA #1 and MOA #2. We believe that 4334 has a best-in-class preclinical profile, with single-digit nanomolar potency against the production of new virus and the formation of cccDNA. Preclinically to date, 4334 has also demonstrated pan-genotypic activity, an improved resistance profile and a favorable safety profile. Preclinical characterization of 4334 was shared in a poster presentation at the American Association for the Study of Liver Diseases' (AASLD) The Liver Meeting® in November 2021 (AASLD 2021). At the European Association for the Study of the Liver's (EASL) International Liver CongressTM in June 2022 (EASL 2022), we presented preclinical data demonstrating that 4334 promotes formation of empty capsids and prevents cccDNA formation by disrupting incoming capsids. At AASLD's The Liver Meeting® in November 2022 (AASLD 2022), we presented preclinical data demonstrating that 4334 also accelerates capsid assembly and inhibits cccDNA formation and showed that 4334 can prematurely disrupt capsids containing duplex linear DNA, which has the potential to impact HBV integration.

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

At EASL's International Liver CongressTM in June 2023 (EASL 2023), we presented preclinical data characterizing the significantly improved potency and target coverage of 4334 for both MOA #1 and MOA #2 as compared to first-generation CAMs along with safety and PK data from the Phase 1a study. Based on the PK data from the Phase 1a cohorts and preclinical studies, plasma trough concentrations (Cmin) were in multiple-fold excess of the in vitro EC50 values for the inhibition of HBV DNA and cccDNA formation at all doses. These data indicate that 4334 has the potential to provide potent inhibition of HBV with QD dosing, and potential best-in-class activity is projected, with a dose of 200 mg estimated to achieve 175× protein-adjusted EC50 (paEC50) for DNA replication inhibition and 34× paEC50 for the prevention of cccDNA formation.

Treatment-emergent adverse events (AEs) and laboratory abnormalities were mild to moderate, with the majority being mild, and there were no patterns of AEs or laboratory abnormalities noted to be associated with 4334 and no clinically significant electrocardiogram abnormalities were reported.

At the International HBV meeting in September 2023, we presented preclinical data demonstrating that 4334 can disrupt duplex linear capsids, which are the precursor for HBV integration, and inhibited HBV DNA integration in vitro.

HDV Entry Inhibitor

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

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products. In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV by targeting NTCP, and in September 2023, we nominated ABI-6250 (6250). In nonclinical studies, 6250 demonstrated low nanomolar potency against all HBV/HDV genotypes, favorable selectivity for NTCP versus other bile acid transporters, good oral bioavailability and a PK profile in preclinical species projected to support once-daily oral dosing. At AASLD 2022, we presented the preclinical characterization of our novel class of highly potent small molecule HBV/HDV entry inhibitors. At EASL 2023 and the International HBV Meeting in September 2023, we presented further characterization of the potencies and properties of these orally-bioavailable entry inhibitors. Clinical studies of 6250 are expected to begin by the end of 2024.

IFNAR Agonist

In July 2022, we introduced our new research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the IFN-α pathway within the liver and offer the convenience of oral dosing. IFN-α is a subcutaneous injectable immune modulatory therapy approved for HBV that has demonstrated functional cure in some HBV patients, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage interferon-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability. At AASLD 2022 and the International HBV Meeting in September 2023, we presented the preclinical characterization of our novel liver-focused small molecule agonists efficiently inhibiting HBV by activating type 1 interferon signaling, and we will present new preclinical data at AASLD's The Liver Meeting® in November 2023. Lead optimization of multiple IFNAR agonists is in progress, and we are aiming to advance one or more compounds into preclinical safety assessments in 2024.

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California as well as a registrational office, but no employees, in China.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of September 30, 2023, we had an accumulated deficit of $774.8 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the next few years due to the Gilead Collaboration Agreement. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2023 and 2022

Research and Development Expenses

Research and development expenses consist primarily of employee-related expenses, fees paid to contract research organizations and contract manufacturing organizations, lab supplies and other third party expenses that support our research and discovery, nonclinical and clinical activities. External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
External expenses:
Research and discovery	$2,404	$2,875	$(471)	(16%)
5366	1,116	—	1,116	100%
3733	437	2,461	(2,024)	(82%)
4334	184	1,098	(914)	(83%)
VBR	118	1,801	(1,683)	(93%)
2158	—	986	(986)	(100%)
Total external expenses	4,259	9,221	(4,962)	(54%)
Employee and contractor-related expenses	4,725	7,363	(2,638)	(36%)
Facility and other expenses	1,840	1,546	294	19%
Total research and development expenses	$10,824	$18,130	$(7,306)	(40%)

Research and development expenses were $10.8 million for the three months ended September 30, 2023 compared to $18.1 million for the same period in 2022. The $7.3 million decrease in research and development expenses was driven by decreases in external expenses during the three months ended September 30, 2023 compared to the same period in 2022 due to completion of the Phase 1b trial for 3733 and the Phase 1a trial for 4334 in the third quarter of 2023 and due to our discontinuation of the VBR and 2158 programs. The overall decrease in external expenses was partially offset by an increase in expense related to the nomination of 5366. Employee and contractor-related expenses decreased by $2.6 million due to the termination of employees as part of our reorganization announced in July 2022.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
General and administrative expenses	$4,224	$5,271	$(1,047)	(20%)

General and administrative expenses were $4.2 million for the three months ended September 30, 2023 compared to $5.3 million for the same period in 2022. The decrease of $1.0 million in general and administrative expenses was due to the termination of employees as part of our reorganization announced in July 2022 resulting in decreases totaling $0.7 million in stock-based compensation expense and salaries and benefits. We also experienced decreases of $0.3 million in professional fees primarily due to reductions in legal expenses.

Comparison of the Nine Months Ended September 30, 2023 and 2022

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
External expenses:
Research and discovery	$7,828	$7,366	$462	6%
3733	2,945	5,915	(2,970)	(50%)
4334	1,923	4,498	(2,575)	(57%)
5366	1,654	—	1,654	100%
VBR	1,463	5,107	(3,644)	(71%)
2158	121	2,151	(2,030)	(94%)
Total external expenses	15,934	25,037	(9,103)	(36%)
Employee and contractor-related expenses	17,730	23,561	(5,831)	(25%)
Facility and other expenses	4,230	4,529	(299)	(7%)
Total research and development expenses	$37,894	$53,127	$(15,233)	(29%)

Research and development expenses were $37.9 million for the nine months ended September 30, 2023 compared to $53.1 million for the same period in 2022. The $15.2 million decrease in research and development expenses was driven by decreases in external expenses due to our discontinuation of the VBR and 2158 programs and due to the completion of the Phase 1b trial for 3733 and Phase 1a trial for 4334 in the third quarter of 2023. We also experienced decreases in employee and contractor-related expenses of $5.8 million due to the termination of employees as part of the reorganization announced in July 2022. This was partially offset by increases in external expenses generated from the advancement of 5366 and our research discovery programs.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
General and administrative expenses	$14,201	$18,009	$(3,808)	(21%)

General and administrative expenses were $14.2 million for the nine months ended September 30, 2023 compared to $18.0 million for the same period in 2022. The decrease of $3.8 million in general and administrative expenses was primarily due to a $2.1 million decrease in salaries and benefits because of the departure of our former Chief Executive Officer and due to the termination of employees as part of the reorganization announced in July 2022. We also experienced decreases of $1.6 million in professional and overhead fees primarily due to reductions in legal expenses and a decrease of $0.1 million in stock-based compensation expense because of a decrease in the grant date fair value of recent option grants and a decrease in the number of employees.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2023 principally through equity financings, raising an aggregate of $609.5 million in net proceeds, and strategic collaborations, raising an aggregate of $90.0 million through upfront payments. Additionally, in October 2023, we received $100.0 million upon entering into the Gilead Collaboration Agreement and Gilead Equity Agreements.

Cash Flows for the Nine Months Ended September 30, 2023 and 2022

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2023	2022
Operating activities	$(50,904)	$(65,209)
Investing activities	20,516	74,078
Financing activities	4,626	177
Net (decrease) increase in cash and cash equivalents	$(25,762)	$9,046

Net Cash from Operating Activities

Net cash used in operating activities was $50.9 million for the nine months ended September 30, 2023. This was primarily due to our $50.3 million net loss. Adjustments for non-cash expenses were offset by changes in operating assets and liabilities due to timing of payments.

Net cash used in operating activities was $65.2 million for the nine months ended September 30, 2022. This was primarily due to our $70.7 million net loss, adjusted for $4.6 million recognized for stock-based compensation expense.

Net Cash from Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2023 was $20.5 million due to proceeds from maturities of our marketable securities, net of purchases.

Net cash provided by investing activities for the nine months ended September 30, 2022 was $74.1 million due to proceeds from sales and maturities of our marketable securities, net of purchases.

Net Cash from Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2023 was $4.6 million due to proceeds of $4.5 million from the sale of 3,134,045 shares of our common stock under the 2020 ATM.

Cash flows from financing activities were not significant for the nine months ended September 30, 2022.

Funding Requirements

We expect our future operating expenses to increase substantially over the coming years due to the Gilead Collaboration Agreement and as we continue to advance our candidates into the clinic. In August 2023 we entered into a sublease agreement for office and laboratory space in South San Francisco, California to serve as our new corporate headquarters for a term of 24 months with monthly base rent of $0.1 million, resulting in aggregate future lease payments of $2.6 million. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025.

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

Our future capital requirements will depend on many factors, including:

•
our ability to realize future potential benefits pursuant to the Gilead Collaboration Agreement and maintain the collaboration;
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

Identifying potential product candidates and conducting nonclinical testing and clinical studies is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will likely be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financings to achieve our business objectives. Adequate additional financings may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. If we are unable to raise additional funds when needed, we may be required to reduce staff, delay, scale back or discontinue our product development and clinical studies or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We expect our collaboration with Gilead to be a critical part of the development, manufacture and commercialization of our product candidates. If this collaboration is unsuccessful, our business could be adversely affected.

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and will have an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

•
Conflicts may arise between us and Gilead, such as conflicts regarding the indications to pursue or concerning the clinical data supporting an opt-in decision, the commercial potential of any optioned investigational products, the interpretation of financial provisions or the ownership of intellectual property developed during the collaboration. Any such conflicts could slow or prevent the development or commercialization of our investigational products.
•
If the collaboration with Gilead does not result in the successful development and commercialization of products or if Gilead terminates the Gilead Collaboration Agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, our development of our investigational products could be delayed and we may need additional resources to develop our investigational products.
•
We will be heavily dependent on Gilead for further development and commercialization of the investigational products from the programs that it opts into.
•
We may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs. In addition, even if we demonstrate clinical proof of concept on a candidate, Gilead may choose not to exercise its option.
•
Gilead has the right to designate two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owns approximately 19.9% of our outstanding common stock. Gilead also has the right to acquire additional shares from us, and in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
•
Gilead could independently develop, or develop with third parties, products that compete directly or indirectly with our investigational products if Gilead believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•
Because Gilead has an option to all of our current, and future, pipeline programs during the collaboration term, it may be difficult for us to enter into new collaborations.

We may not be successful in establishing and maintaining collaborations, which could adversely affect our ability to develop certain of our product candidates.

Developing pharmaceutical products, conducting clinical studies, obtaining regulatory approval and commercializing those products are expensive and lengthy undertakings that require significant resources and expertise. We may seek to enter into collaborations, including licensing or partnering arrangements, with other companies to support the development and commercialization of any or multiple of our programs that Gilead declines to opt into or to obtain financing or share costs on these programs. If we are unable to enter into such collaborations on acceptable terms, if at all, we may be unable to advance certain of our product candidates through further preclinical or clinical development. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates that Gilead declines to opt into.

If we are unable to reach agreement on favorable terms with a suitable collaboration partner for any of our product candidates that Gilead declines to opt into, we may need to limit the number of our product candidates to advance through further preclinical or clinical development. Failure to achieve such successful collaborations would limit our options for support of the development and commercialization of our programs and for financing and would likely have a material adverse impact on our business, results of operations, financial condition and share price.

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

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the Israel-Hamas war, as well as tariffs, other wars, acts of terrorism, natural disasters or outbreaks of disease;
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

The activities of any collaborator, including Gilead, will not be within our control and might not be within our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all, that we will derive any revenue or profits from these collaborations, or that any collaborator will not compete with us. If any collaboration, including the Gilead Collaboration, is unsuccessful, we might require substantially greater capital to undertake development and marketing of our proposed products and might not be able to develop and market these products effectively, if at all. In addition, if Gilead does not opt-into a program, it might lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

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

We set goals, and make public statements regarding our expectations on timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, or Gilead does not opt-in to any of our programs, our business could be materially and adversely affected, and the price of our common stock could decline.

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

Our ability to use our net operating loss and credit carryforwards and certain other tax attributes may be limited.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change,” is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. We have experienced ownership changes in the past, and recent and future equity issuances may result in additional ownership change. Accordingly, some of our net operating losses or credits could expire unutilized, and our ability to utilize our net operating losses or credits to offset U.S. federal taxable income could be limited, which would result in increased future tax liability to us. We may also be subject to similar limitations at the state level.

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

If we, our licensors and our collaborators do not obtain protection for our respective intellectual property rights, our competitors might be able to take advantage of our research and development efforts to develop competing drugs. Our success, competitive position and future revenues, if any, depend in part on our ability and the abilities of our licensors to obtain and maintain patent protection for our products, methods, processes and other technologies, to preserve our trade secrets, to prevent third parties from infringing on our proprietary rights and to operate without infringing the proprietary rights of third parties.

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

If patents successfully issue from our applications, third parties may challenge their validity or enforceability, which may result in such patents being narrowed, invalidated, or held unenforceable. Even if our patents and patent applications are not challenged by third parties, those patents and patent applications may not prevent others from designing around our claims and may not otherwise adequately protect our product candidates.

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

Our failure to meet the continued listing requirements of The Nasdaq Global Select Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of The Nasdaq Global Select Market, such as the minimum closing bid price requirement, the Listing Qualifications Department of the Nasdaq Stock Market (Nasdaq) may take steps to delist our common stock. Under Nasdaq rules, the closing bid price for our common stock must remain at or above $1.00 per share to comply with Nasdaq’s minimum bid requirement for continued listing.

On September 27, 2023, we received a letter from the Listing Qualifications Department of Nasdaq notifying us that, for the last 30 consecutive business days, the closing bid price for our common stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the Minimum Bid Price Requirement). Under Nasdaq Listing Rule 5810(c)(3)(A), we have been granted a 180 calendar day grace period, or until March 25, 2024, to regain compliance with the Minimum Bid Price Requirement. The Minimum Bid Price Requirement will be met if our common stock has a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. If we fail to regain compliance with the Minimum Bid Price Requirement before March 25, 2024, then we may be eligible for an additional 180-calendar day period, or until September 21, 2024, to regain compliance with the Minimum Bid Price Requirement.

We are monitoring the closing bid price of our common stock; however, there can be no assurance that we will be able to regain compliance or that Nasdaq will grant us a further extension of time to regain compliance, if necessary.

The delisting of our common stock from Nasdaq may make it more difficult for us to raise capital on favorable terms in the future. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. Further, if we were to be delisted from Nasdaq, our common stock would cease to be recognized as covered securities, and we would be subject to regulation in each state in which we offer our securities. Moreover, there is no assurance that any actions that we take to restore our compliance with the Minimum Bid Price Requirement would stabilize the market price or improve the liquidity of our common stock, prevent our common stock from falling below the minimum bid price required for continued listing again or prevent future non-compliance with Nasdaq’s listing requirements.

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1	Sublease, dated July 26, 2023, by and between Arsenal Biosciences, Inc., as sublandlord, and Assembly Biosciences, Inc., as subtenant.	X

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

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

Assembly Biosciences, Inc.

Date: November 8, 2023	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)