Form 10-K
period 2023-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2024-03-28
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File Number: 001-35005

ASSEMBLY BIOSCIENCES, INC.

(Exact name of registrant specified in its charter)

Delaware	20-8729264
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Two Tower Place, 7th Floor

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2023, was $60.0 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2023. For purposes of making this calculation only, the registrant has defined affiliates as including only (1) directors, (2) executive officers and (3) certain stockholders, if any, that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2023. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, if any, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 22, 2024, there were 5,482,752 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2024, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2023.

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

ii

PART I

Item 1. Business

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes two helicase-primase inhibitors (HPI) targeting recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points with the aim of achieving finite treatment and functional cures and research programs focused on the discovery of therapeutics to treat devastating viral diseases, including a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV.

Our Strategy

Our current business strategy is to apply our deep research and development expertise in virology to bring next-generation therapeutics to patients with serious viral diseases:

•
Recurrent Genital Herpes (HSV-1, HSV-2) – Advancing two investigational long-acting HPI candidates, (1) ABI-5366 (5366) and (2) ABI-1179 (1179), through Clinical Trial Application (CTA)-enabling studies and into a Phase 1a/1b clinical study in 2024.
•
HDV – Advancing an orally bioavailable HDV entry inhibitor, ABI-6250 (6250), through CTA-enabling studies and into Phase 1a clinical studies in 2024.
•
Highly Potent Next-Generation HBV Capsid Assembly Modulator – Advancing our novel next-generation CAM, ABI-4334 (4334), into Phase 1b clinical studies in 2024.
•
Novel Small Molecule Approaches for Transplant-Associated Herpesviruses, HBV and HDV – Research programs focused on advancing an oral NNPI targeting transplant-associated herpesviruses and a small molecule, IFNAR agonist targeting HBV and HDV towards selection of a development candidate.

We have recruited an accomplished leadership team and research and development organization, with a collective team track record of over 15 approved drugs in viral diseases, including hepatitis. Our collaboration with Gilead Sciences, Inc. (Gilead and the Gilead Collaboration) also brings us an industry leading partner with a shared vision of providing differentiated antiviral treatments to patients. For additional information regarding the Gilead Collaboration, see “Collaboration and License Agreements—Gilead Sciences, Inc.”

Development Pipeline Strategy

In addition to the investigational programs that comprise our current pipeline, we will continue leveraging the expertise of our strong research team to identify new viral targets and novel compounds to address significant unmet medical needs.

Our Clinical Programs and CTA-Enabling Programs

Recurrent Genital Herpes/HSV-1 and HSV-2

In August 2022, we introduced our first programs outside of hepatitis. Among our new viral targets is recurrent genital herpes. Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the patient’s life and periodically reactivate, with the virus spreading and replicating in epithelial tissues. Initial infection can be asymptomatic or can be marked by symptoms, including localized pain and painful lesions. Genital herpes recurrence is common and can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as well as associated psychological stress and isolationary thoughts, depression and suicidal ideation.

Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by patients infected by HSV-2.

There are an estimated 800 million people globally with HSV-2, with an estimated 32 million in the United States and 31 million in France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Only approximately 13% of that population is aware of the infection and have been diagnosed. Awareness and diagnostic rates are impacted due to asymptomatic infections and low screening rates in adults and adolescents due to high false positive rates with current diagnostic assays.

HPIs are antiviral agents in development for HSV-1 and HSV-2, with a clinically validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. Both of these subunits have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

In February 2023, we announced the nomination of our first herpesvirus development candidate, 5366, a long-acting HPI for treatment of recurrent genital herpes, to progress toward CTA-enabling studies. In connection with the Gilead Collaboration, in October 2023, we acquired the rights to 1179, Gilead's HPI program, which is structurally differentiated from 5366.

Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. No new drugs have been approved to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents are only partially effective at controlling the infection or reducing transmission risk. With current nucleoside analog therapies, only one out of three recurrent genital herpes patients with six or more recurrences per year are able to make it through a year of treatment without a recurrence. There are still high titer (greater than 104 HSV-2 DNA copies/mL) shedding episodes under this current standard of care for HSV-2, which can lead to recurrences and transmission of genital herpes.

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for patients suffering from recurrent genital herpes, To reach that goal, we identified an opportunity to develop a potent, long-acting HPI for recurrent genital herpes, 5366, which has demonstrated a strong nonclinical profile, with low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates, exceptionally low plasma clearance rates in multiple nonclinical models and a projected human half-life of more than seven days. This nonclinical profile has led us to target 5366 for development as a long-acting treatment with the potential to be administered orally or as an injectable.

To date, 5366 has also demonstrated a favorable nonclinical safety profile in Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. At the International Herpesvirus Workshop in July 2023, we presented a nonclinical characterization of 5366 for the treatment of recurrent genital herpes. We currently anticipate the initiation of clinical studies with 5366 by mid-2024.

In addition, we are also advancing 1179, a second, structurally-differentiated HPI with single digit nM potency against HSV-1 and HSV-2 and a nonclinical pharmacokinetics (PK) profile strongly supporting a potential long-acting treatment by oral and injectable administration. GLP toxicology studies are underway and clinical studies are expected to begin by the end of 2024.

Our HBV and HDV Programs

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019, and 1.5 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 820,000 people died in 2019 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. Of the 296 million people living with chronic HBV infection, only approximately 30.4 million, or 10.5%, were aware of their infection, and only approximately 6.6 million, or 22%, of those diagnosed received treatment. HBV is a highly prevalent disease that infects more than three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO.

HDV is a “satellite virus,” because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 million HBV infected patients. These patients, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive patients, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of HDV patients progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in the European Union. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care for chronic HBV infection, nucleos(t)ide analog reverse transcriptase inhibitors (NrtIs), are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates. No new mechanisms of action (MOA) have been approved for chronic HBV infection in over 25 years. The focus of our HBV program is to improve outcomes and increase the number of patients diagnosed and treated through the development of finite and curative therapies targeting an orthogonal MOA.

The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. There are no approved HDV treatments in the United States, and there is only one approved HDV treatment in Europe. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV, which face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, Bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in the European Union (the EU). The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV by targeting NTCP, and in September 2023, we nominated 6250. In nonclinical studies, 6250 demonstrated low nanomolar potency against all HBV/HDV genotypes, favorable selectivity for NTCP versus other bile acid transporters, good oral bioavailability and a PK profile in nonclinical species projected to support once-daily oral dosing.

At the European Association for the Study of the Liver’s (EASL) International Liver CongressTM in June 2023 (EASL 2023) and the International HBV Meeting in September 2023, we presented nonclinical characterization of the potencies and properties of our novel class of highly potent, small molecule, orally-bioavailable entry inhibitors. We expect to initiate Phase 1a clinical studies of 6250 by the end of 2024.

Capsid Assembly Modulator

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocytes and patients. On this basis, our next-generation CAM, 4334, has shown nonclinical proof of principle. In a variety of cell culture models, 4334 has demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and viral pre-genomic RNA (pgRNA).

As a next-generation CAM, 4334 has been optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation (MOA #2). Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and it does so incompletely. In mid-2021, we announced the selection of 4334, which was internally discovered, for clinical development. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

We believe that 4334 has a best-in-class nonclinical profile, with single-digit nanomolar potency against MOA #1 and MOA #2, pan-genotypic activity, an improved resistance profile and a favorable safety profile. Through mechanistic studies presented at multiple conferences, we have demonstrated that 4334 promotes the formation of empty capsids by acceleration of capsid assembly, prevents the formation of cccDNA by disrupting incoming capsids, and prematurely disrupts capsids containing duplex linear DNA, the precursor for integrated HBV DNA. At the International HBV Meeting in September 2023, we presented nonclinical data demonstrating that 4334 impacts HBV DNA integration.

At EASL 2023, we presented safety and PK data from the Phase 1a study. Based on the PK data from the Phase 1a cohorts, plasma trough concentrations (Cmin) were in multiple-fold excess of the in vitro EC50 values for the inhibition of HBV DNA and cccDNA formation at all doses. These data indicate that 4334 has the potential to provide potent inhibition of HBV with once daily dosing, and potential best-in-class activity is projected, with a dose of 200 mg estimated to achieve 175× protein-adjusted EC50 (paEC50) for DNA replication inhibition and 34× paEC50 for the prevention of cccDNA formation.

Treatment-emergent adverse events (AEs) and laboratory abnormalities were mild to moderate, with the majority being mild, and there were no patterns of AEs or laboratory abnormalities noted to be associated with 4334 and no clinically significant electrocardiogram abnormalities were reported.

We expect to initiate Phase 1b clinical studies of 4334 by mid-2024.

Research Programs

Transplant-Associated Herpesviruses

In August 2022, in connection with our announcement of our HPI program, we also introduced our NNPI research program, targeting transplant-associated herpesviruses. In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60%

of transplant patients are HSV-positive; and (3) 80% of transplant patients are VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following the transplant. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 60,000 patients in 2018 in the United States and EU4/UK.

While there are approved antivirals that are administered in a transplant setting. However, currently approved antivirals are not broad spectrum and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which could greatly advance treatment. Our research team has discovered multiple chemical series of potent, broad-spectrum herpesvirus polymerase inhibitors. In addition, Gilead exclusively licensed us its NNPI program, and we believe the combined effort will speed candidate nomination and enhance our chance of clinical success.

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

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage IFN-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability. At the American Association for the Study of Liver Diseases’ (AASLD) The Liver Meeting® in November 2022 (AASLD 2022) and the International HBV Meeting in September 2023, we presented the nonclinical characterization of our novel liver-focused small molecule agonists efficiently inhibiting HBV by activating type 1 interferon signaling, and we presented additional nonclinical data at AASLD's The Liver Meeting® in November 2023. Lead optimization of multiple IFNAR agonists is in progress.

Collaboration and License Agreements

Gilead Sciences, Inc.

On October 15, 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each of our programs, we may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we will be primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

The Gilead Collaboration Agreement is subject to termination by either party for the other party’s uncured, material breach or insolvency. Subject to certain limitations, we and Gilead both have certain termination for convenience rights, upon sufficient prior written notice, with respect to programs that one party in-licenses from the other (subject to Gilead’s option rights), and with respect to Gilead, for programs it has option rights to subject to certain time limitations with respect to existing Company programs). Gilead also has a right to terminate the collaborative activities under the Gilead Collaboration Agreement at certain specified points during the collaboration term. Other customary termination rights are further provided in the Gilead Collaboration Agreement.

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), pursuant to which Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. If we complete an equity financing (or series of financings) by July 15, 2024 that results in at least $30 million of proceeds to us, then, subject to approval by our stockholders (which was obtained on January 31, 2024), we may require Gilead to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. If we do not complete the equity financing or do not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of (1) a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill provision and two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

BeiGene, Ltd.

In July 2020, we entered into a Collaboration Agreement (the BeiGene Agreement) with BeiGene, Ltd. (BeiGene), granting BeiGene an exclusive, royalty-bearing license to develop and commercialize products containing vebicorvir (VBR), ABI-H2158 (2158) and ABI-H3733 (3733) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory).

Under the BeiGene Agreement, we and BeiGene will collaborate on development activities with respect to the licensed products in accordance with a mutually agreed upon development plan.

Pursuant to the terms of the BeiGene Agreement, BeiGene paid us an upfront amount of $40.0 million, and we were eligible to receive up to approximately $500.0 million in milestone payments, comprised of up to $113.8 million in development and regulatory and $385.0 million in net sales milestone payments. In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase (ALT) levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity, in July 2022, we discontinued VBR because it did not achieve functional cure or finite treatment in our two- and three-drug combination studies and in March 2023, we prioritized 4334 over 3733 based on data from clinical Phase 1 studies of both candidates and chronic toxicology observation for 3733 and announced that we would seek partnering opportunities for the CAMs. In conjunction with the Gilead Collaboration Agreement, we elected to no longer seek partnering or further development of 3733. As of our discontinuation of 3733 development, there are no remaining products in development that have been licensed to BeiGene.

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

Indiana University Research and Technology Corporation

In September 2013, we entered into an exclusive license agreement (the IURTC License Agreement) with Indiana University Research and Technology Corporation (IURTC) pursuant to which we acquired, with rights to sublicense, the rights to develop and commercialize products associated with multiple patents and patent applications covering aspects of our HBV program held by IURTC. As part of this agreement, we were obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, was $0.8 million, with a portion related to the first performance milestone having been paid. Under the IURTC License Agreement, we were also obligated to pay IURTC royalties based on net sales of the licensed technology ranging from 0.5% to 1.75%. In addition, under the IURTC License Agreement, we paid annual diligence maintenance fees of $0.1 million. Milestone payments received by IURTC were fully creditable against the annual diligence maintenance fee for the year in which the milestone payments were received.

In January 2024, we notified the Indiana University Innovation and Commercialization Office and IURTC that we had decided to terminate the IURTC License Agreement. The termination of the License Agreement will be effective on April 11, 2024, 90 days following the delivery of the termination notice.

Intellectual Property

We own a published international Patent Cooperation Treaty (PCT) patent application relating to compositions of matter and methods of using 5366 and derivatives/analogs of 5366 to treat HSV. Any patents issuing from this application are expected to expire in 2043. We also own a published PCT application relating to pharmaceutical formulations of 5366. Any patents issuing therefrom are expected to expire in 2043.

We have acquired rights to a published PCT patent application relating to compositions of matter and methods of using 1179 and derivatives/analogs of 1179 to treat HSV. Any patents issuing from this application are expected to expire in 2043. We also have rights to provisional patent applications related to crystalline forms and pharmaceutical formulations of 1179. Any patents issuing therefrom are expected to expire in 2044 and 2045, respectively.

We own an unpublished PCT patent application relating to compositions of matter and methods of using compound 6250 and derivatives/analogs of 6250 to treat HDV and HBV. Any patents issuing therefrom are expected to expire in 2044.

We own a published PCT patent application relating to compositions of matter and methods of using compound 4334 to treat HBV. Any patents issuing therefrom are expected to expire in 2041. We also own published PCT applications relating to processes for preparing 4334 and crystalline forms of 4334. Any patents issuing therefrom are expected to expire in 2042.

Finally, we own provisional, unpublished and published PCT patent applications relating to compositions of matter and method of using HDV/HBV entry inhibitors, IFNAR agonists and pan-herpes NNPIs.

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
•
satisfactory completion of any potential FDA audits of the clinical trial sites that generated the data in support of the NDA to assure compliance with GCP requirements and integrity of the clinical data;
•
compliance with any post-approval requirements, including a risk evaluation and mitigation strategy, or REMS plan, where applicable, and post-approval studies required by the FDA as a condition of approval;
•
FDA review and approval of the NDA; and
•
compliance with any post-approval requirements, including a REMS, where applicable, and post-approval studies required by the FDA as a condition of approval.

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

Clinical studies

Clinical studies involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with GCP requirements, which include, among other things, the requirement that all research subjects provide their informed consent in writing before their participation in any clinical study. Clinical studies are conducted under written study protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated. A protocol for each clinical study and any subsequent protocol amendments must be submitted to the FDA as part of the IND. In addition, an IRB at each institution participating in the clinical study must review and approve the plan for any clinical study before it commences at that institution, and the IRB must conduct continuing review. The IRB must review and approve, among other things, the study protocol and informed consent information to be provided to study subjects. An IRB must operate in compliance with FDA regulations. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated checkpoints based on access to certain data from the trial. Information about certain clinical studies must be submitted within specific timeframes to the National Institutes of Health for public dissemination at www.clinicaltrials.gov. The Food and Drug Omnibus Reform Act (FDORA), which was signed into law on December 29, 2022, made numerous amendments to the FDCA including provisions intended to, among other things, decentralize and modernize clinical trials and enhance diversity in clinical trial populations.

Human clinical studies are typically conducted in three sequential phases, which may overlap or be combined:

•
Phase 1: The drug is initially introduced into healthy human subjects or patients with the target disease or condition and tested for safety, dosage tolerance, absorption, metabolism, distribution, excretion and, if possible, to gain an early indication of its effectiveness.
•
Phase 2: The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•
Phase 3: The drug is administered to an expanded patient population in adequate and well-controlled clinical studies to generate sufficient data to statistically confirm the efficacy and safety of the product for approval, to establish the overall risk-benefit profile of the product and to provide adequate information for the labeling of the product.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA. Additionally, IND safety reports must be submitted to the FDA and the investigators within 15 calendar days after determining that the information qualifies for reporting. IND safety reports are required for serious and unexpected adverse reactions, findings from animal or in vitro testing or other studies that suggest a significant risk to humans, and any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure. In addition, a sponsor must notify the FDA within seven calendar days after receiving information concerning any unexpected fatal or life-threatening suspected adverse reaction. Phase 1, Phase 2 and Phase 3 clinical studies may not be completed successfully within any specified period, or at all. Furthermore, the FDA or the sponsor may suspend or terminate a clinical study at any time on various grounds, including a finding that the research subjects are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical study at its institution if the clinical study is not being conducted in accordance with the IRB’s requirements or if the drug has been associated with unexpected serious harm to patients.

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy regarding evaluating and responding to requests for individual patient access to such investigational drug. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, Fast Track product, or regenerative advanced therapy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Marketing approval

After the completion of required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $4.0 million and the sponsor of an approved NDA is also subject to an annual program fee currently set at $0.42 million through September 30, 2024. These fees are typically adjusted on October 1 each year.

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

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the NDA will not be approved in its present form and generally outlines the deficiencies in the submission, which may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical studies, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including Risk Evaluation and Mitigation Strategies (REMS), which can materially affect the potential market and profitability of the product or impose new labeling, testing or distribution and use requirements. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Orphan drugs

Under the Orphan Drug Act, as amended, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug for the disease or condition will be recovered from sales of the product in the United States. Orphan drug designation must be requested before submitting an NDA or BLA. After the FDA grants orphan drug designation, the identity of the product and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means that the FDA may not approve other applications to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A drug will be considered clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same orphan disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA/BLA application user fee.

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

The marketability of any products for which we may receive regulatory approval for commercial sale is dependent on the availability of adequate coverage and reimbursement from government and third-party payors. In addition, the emphasis on managed care in the United States has increased and we expect will continue to increase the pressure on drug pricing. Coverage policies, third-party reimbursement rates and drug pricing regulation may change at any time. For example the Affordable Care Act of 2010, as amended by, the Health Care and Education Reconciliation Act (collectively, ACA), among other things, imposed an annual fee on any entity that manufactures or imports certain branded prescription drugs, increased the minimum Medicaid rebates owed by most manufacturers under the Medicaid Drug Rebate Program, and established the Medicare Part D coverage gap discount program. In addition to these provisions, the ACA established a number of bodies whose work may have a future impact on the market for certain pharmaceutical products, including the Patient-Centered Outcomes Research Institute, established to oversee, identify priorities in, and conduct comparative clinical effectiveness research, and the Center for Medicare and Medicaid Innovation within the Centers for Medicare and Medicaid Services, established to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, former President Trump issued directives designed to delay the implementation of certain PPACA provisions or otherwise circumvent requirements for health insurance mandated by the PPACA, and Congress has considered legislation that would repeal, or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. For example, the Tax Cuts and Jobs Act, effectively repealed the individual health insurance mandate, which is considered a key component of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the PPACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Another case challenging the PPACA’s requirement that insurers cover certain preventative services is currently pending before the Fifth Circuit Court of Appeals.

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

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022, or IRA, enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, and requiring inflation rebates to limit annual drug price increases in Medicare. These provisions began taking effect progressively starting in 2023, including an initial group of ten drugs that HHS selected for the first cycle of Medicare drug price negotiations in 2024. Beginning in 2025, the IRA also eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and imposing on new manufacturer discount program. The Centers for Medicare & Medicaid Services (CMS) has begun to implement aspects of the Inflation Reduction Act and has released guidance addressing the Medicare Part B and Medicare Part D inflation rebate provisions of the Inflation Reduction Act; however, various industry stakeholders, including certain pharmaceutical companies and industry trade organizations have initiated lawsuits against the federal government asserting that the price negotiation provisions of the Inflation Reduction Act are unconstitutional. The impact of these judicial challenges and future government reform measures on us and the pharmaceutical industry as a whole is unclear. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights.

In addition, in September 2020, the FDA issued a final rule that sets up a legal framework for allowing the importation of certain prescription drugs from Canada, and the CMS issued guidance that addresses the treatment of certain imported drugs under the Medicaid Drug Rebate Program. On January 5, 2024, the FDA authorized the state of Florida’s Section 804 Importation Program, which is the first major step in allowing the state to import certain prescription drugs from Canada. If the program is ultimately approved, it will be the first such program authorized in the United States.

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

Other Healthcare Laws

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, the Company’s business practices, including its research and sales, marketing and scientific/ educational grant programs may be required to comply with federal and state fraud and abuse laws, false claims laws, the data privacy and security provisions of the Health Insurance Portability and Accountability Act (HIPAA), federal transparency requirements and similar state laws, each as amended. The laws that may affect our ability to operate include, but are not limited to:

•
the federal Anti-Kickback Statute, which prohibits, among other things, knowingly and willfully soliciting, receiving, offering or paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce, or in return for, either the referral of an individual, or the purchase, lease, order or recommendation of any good, facility, item or service for which payment may be made, in whole or in part, under a federal healthcare program, such as the Medicare and Medicaid programs. A person or entity can be found guilty of violating the statute without actual knowledge of the statute or specific intent to violate it. The Anti-Kickback Statute has been interpreted to apply to arrangements between pharmaceutical manufacturers on the one hand and patients, prescribers, purchasers, and formulary managers on the other;

•
federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws that prohibit individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
•
HIPAA, among other things, imposes criminal liability for knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations, or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private) and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters. Similar to the federal Anti-Kickback Statute, a person or entity can be found guilty of violating HIPAA without actual knowledge of the statute or specific intent to violate it;
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
•
the federal false statements statute prohibits making a false statement to an agent or agency of the federal government in connection with certain federal matters;
•
the federal transparency requirements under the ACA, including the provision commonly referred to as the Physician Payments Sunshine Act, which requires manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program to report annually to the U.S. Department of Health and Human Services information related to payments or other transfers of value made to physicians, certain other healthcare professionals (such as nurse practitioners and physicians' assistants, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;
•
federal government price reporting laws, which require companies to calculate and report complex pricing metrics in an accurate and timely manner to government programs; and
•
federal consumer protection and unfair competition laws, which broadly regulate marketplace activities and activities that potentially harm consumers.

Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. Many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers. There also are state laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases, state and local laws that require the registration of pharmaceutical sales representatives or other state or local licensure, state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals, and state laws that require the posting of information relating to clinical trials and their outcomes. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

In addition, regulators globally are also imposing greater monetary fines for privacy violations. In respect of our engagement of European contract research organizations (CROs) in the context of clinical trials, the General Data Protection Regulation (EU GDPR), which went into effect on May 25, 2018, applies. The EU GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The EU GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the EU GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. In addition, violations of the EU GDPR could result in regulatory investigations, reputational damage, orders to cease and/or change our processing activities, enforcement notices and/or assessment notices (for compulsory audit). We may also face civil claims, including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities as well as associated costs, diversion of internal resources and reputational harm. This is as the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

The EU GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the EU GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. In July 2020, the EU-US Privacy Shield was invalidated as a valid personal data transfer mechanism and on June 27, 2021, the European Commission published a new set of modular standard contractual clauses (New SCCs). The New SCCs must be used for all relevant transfers of personal data outside the European Economic Area (EEA) (since December 27, 2022). On July 11, 2023, the European Commission entered into force its adequacy decision for the EU-US Data Privacy Framework (a new framework for transferring personal information from the EEA to the United States), having determined that such framework ensures that the protection of personal information transferred from the EEA to the US will be comparable to the protection offered in the EU. However, this decision will likely face legal challenges and ultimately may be invalidated by the Court of Justice of the European Union (CJEU) just as the EU-US Privacy Shield was. The cross-border data transfer landscape in the EEA is continually developing, and we are monitoring these developments. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

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

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. Potential competitors include Johnson & Johnson, Roche, GlaxoSmithKline plc, Enanta Pharmaceuticals, Inc., HEC Pharma, Arbutus Biopharma, Vir Bio, Aligos Therapeutics, AiCuris Anti-infective Cures AG and Qilu Pharmaceutical, among others. Additionally, we may face competition from currently available HBV treatments. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of our investigational product candidates used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for our product candidates.

Human Capital Management

As of December 31, 2023, we had 65 total employees and contracts with a number of temporary contractors, consultants and CROs. The majority of our employees work out of our facility in South San Francisco, California. We also have a small number of remote employees spread across the United States and one remote employee in the UK.

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

We compete with both large and small companies in our industry for a limited number of qualified applicants to fill highly specialized needs. We generally target our base salaries and annual performance-based cash bonuses at the 50th percentile of our peers and our long-term equity incentive compensation, which all employees receive, between the 50th and 75th percentiles of our peers. In certain circumstances, we offer compensation above these levels, based on a candidate’s experience, criticality, amount of responsibility and either individual or Company-wide performance. We routinely review our employees’ base salaries to ensure they remain market competitive. Both annual performance-based cash bonuses and long-term equity compensation increase as a percentage of total compensation based on employees’ levels of responsibility. We also offer comprehensive benefits packages to all of our employees, including: 100% Company-covered medical, dental and vision coverage for employees and their families; a 401k program with a Company match; a comprehensive employee assistance program, an employee stock purchase plan; and paid family leave.

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

Reverse Stock Split

On September 27, 2023, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying us that, because the bid price for our common stock had closed below $1.00 per share for the prior 30 consecutive business days, we were not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we were provided a 180-calendar day period, or until March 25, 2024, to regain compliance with the minimum bid price requirement. To regain compliance with the Nasdaq Listing Rules, on January 31, 2024, our stockholders approved a reverse stock split of our common stock at a range of ratios between 1-for-7 to 1-for-17, and our board of directors approved the implementation of a reverse stock split at a ratio of 1-for-12 shares of our common stock (the Reverse Stock Split). The Reverse Stock Split was effective as of February 9, 2024, our common stock began trading on the Nasdaq Global Select Market on an as-split basis on February 12, 2024, and the Company regained compliance with the minimum bid price requirement of the Nasdaq Listing Rules on February 27, 2024, by having the closing bid price of our common stock exceed $1.00 for a minimum of ten consecutive trading days during the compliance period.

All share and per share amounts of our common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the 1-for-12 Reverse Stock Split.

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

Corporate Information

Our principal executive office is at Two Tower Place, 7th Floor, South San Francisco, California 94080. Our telephone number is (833) 509-4583.

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

All of our product candidates are in clinical development or in varying stages of nonclinical development. Data supporting our drug discovery and nonclinical and clinical development programs are derived from laboratory studies, nonclinical studies and Phase 1 clinical studies. It may be years before the larger, pivotal studies necessary to support regulatory approval of our current product candidates are completed, if ever.

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
•
We may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs. In addition, even if we demonstrate clinical proof of concept of a candidate, Gilead may choose not to exercise its option.
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

The results of laboratory and nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of our clinical studies. In addition, the results of early clinical studies of product candidates may not be predictive of the results of later-stage clinical studies.

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

We rely on CROs to conduct some of our nonclinical and clinical studies due to our lack of suitable facilities and resources. In addition, parts of our business are reliant on CROs, vendors, suppliers and other service providers in locations outside of the United States, including China.

We do not have sufficient facilities or resources to conduct all our anticipated nonclinical and clinical studies internally. As a result, we contract with CROs to conduct a significant portion of the nonclinical and clinical studies required for regulatory approval for our product candidates. Our reliance on CROs reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical studies, good clinical practices, even if the study is conducted by a CRO. In the event CROs fail to perform their duties in such a fashion or we are unable to retain or continue with CROs on acceptable terms, we may be unable to complete our clinical studies and may fail to obtain regulatory approval for our product candidates.

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
•
different regulatory requirements for drug approvals or increased scrutiny on CROs located in foreign countries, including China;
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

•
Any third-party manufacturers with whom we contract might be unable to formulate and manufacture our product candidates in the volume and quality required to meet our nonclinical, clinical and, if approved, commercial needs in a timely manner.
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

The activities of any collaborator, including Gilead, will not be within our control and might not be within our power to influence. There can be no assurance that any collaborator will perform its obligations to our satisfaction or at all, that we will derive any revenue or profits from these collaborations, or that any collaborator will not compete with us. If any collaboration, including the Gilead Collaboration, is unsuccessful, we might require substantially greater capital to undertake development and marketing of our proposed products and might not be able to develop and market these products effectively, if at all. In addition, if Gilead does not opt-in to a program, it might lead to significant delays in introducing proposed products into certain markets and/or reduced sales of proposed products in such markets.

We may not be successful in establishing and maintaining collaborations, which could adversely affect our ability to develop certain of our product candidates.

Developing pharmaceutical products, conducting clinical studies, obtaining regulatory approval and commercializing those products are expensive and lengthy undertakings that require significant resources and expertise. We may seek to enter into collaborations, including licensing or partnering arrangements, with other companies to support the development and commercialization of any or multiple of our programs that Gilead declines to opt into or to obtain financing or share costs on these programs. If we are unable to enter into such collaborations on acceptable terms, if at all, we may be unable to advance certain of our product candidates through further nonclinical or clinical development. We expect to face competition in seeking appropriate partners. Moreover, collaboration arrangements are complex and time consuming to negotiate, document and implement and they may require substantial resources to maintain. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements for the development of our product candidates that Gilead declines to opt into.

If we are unable to reach agreement on favorable terms with a suitable collaboration partner for any of our product candidates that Gilead declines to opt into, we may need to limit the number of our product candidates to advance through further nonclinical or clinical development. Failure to achieve such successful collaborations would limit our options for support of the development and commercialization of our programs and for financing and would likely have a material adverse impact on our business, results of operations, financial condition and share price.

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

Significant disruptions of information technology systems or breaches of data security, including cybersecurity incidents, could materially and adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form and are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have outsourced elements of our information technology infrastructure and, as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, terrorism, war, telecommunication and electrical failures, cyberattacks, cybersecurity incidents or cyber intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a cybersecurity incident or security breach or disruption, particularly through cyberattacks or cyber intrusion, has escalated as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities or incidents could be significant, and our efforts to address these problems may not be successful. If unsuccessful, these problems could cause interruptions, delays, cessation of service and other harm to our business and our competitive position, including material disruption of our product development programs. For example, any loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and non-U.S. privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission, state breach notification law and the EU GDPR. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Research, development and commercialization goals may not be achieved in the timeframes that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

We set goals and make public statements regarding our expectations on timing of certain accomplishments, developments and milestones under our research and development programs. The actual timing of these events can vary significantly due to a number of factors, including, the amount of time, effort and resources committed to our programs by us and any collaborators and the uncertainties inherent in the clinical development and regulatory approval process. As a result, there can be no assurance that we or any collaborators will initiate or complete clinical development activities, make regulatory submissions or receive regulatory approvals as planned or that we or any collaborators will be able to adhere to our current schedule for the achievement of key milestones under any of our programs. If we or any collaborators fail to achieve one or more of the milestones as planned, or Gilead does not opt-in to any of our programs, our business could be materially and adversely affected, and the price of our common stock could decline.

Developments by competitors might render our product candidates or technologies obsolete or non-competitive.

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscapes for recurrent genital herpes, HDV, HBV and transplant-related herpesviruses are rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We compete with organizations, some with significantly more resources, who are developing competitive product candidates. If our competitors develop effective treatments for recurrent genital herpes, HDV, HBV, transplant-related herpesviruses or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects could be materially harmed.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2024 which if not utilized will begin to expire in 2027 for net operating loss carryforwards prior to 2018. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. We have experienced ownership changes in the past, and recent and future equity issuances may result in additional ownership change. Accordingly, some of our net operating losses or credits could expire unutilized, and our ability to utilize our net operating losses or credits to offset U.S. federal taxable income could be limited, which would result in increased future tax liability to us. We may also be subject to similar limitations at the state level.

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

Regulators globally are imposing greater monetary fines for privacy violations. The EU GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering goods or services to individuals in the EU or the monitoring of their behavior. The EU GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the EU GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The EU GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. Compliance with the EU GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products or even prevent us from offering certain products in jurisdictions that we may operate in.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to help maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity program includes systems and processes that are designed to assess, identify and manage material risks from cybersecurity threats and includes: maintenance and monitoring of information security policies aligned with global regulatory controls; user and employee awareness of cyber policies and practices; simulated phishing exercises; information systems configuration management; identity and information asset protection; infrastructure security systems; and cyber threat operations with regular monitoring and threat hunting. This program includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. We also maintain a cyber incident response plan designed to assist us in identifying, responding to and recovering from cybersecurity incidents. We use the findings from these and other processes to help us improve our information security practices, procedures and technologies. We also collaborate with third parties to assess the effectiveness of our cybersecurity program. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of material risks from cybersecurity threats, as well as to support associated mitigation plans when necessary.

Cybersecurity is integrated into our overall risk management systems, including our annual enterprise risk management, internal controls, business continuity and crisis management, third-party risk management, insurance risk management, and employee compliance processes. Our Cyber Incident Response Team, comprised of our Vice President, General Counsel and Corporate Secretary, our Executive Director, Accounting and Treasury, and our Executive Director, Information Technology, consults with, or provides input to each of these programs to ensure that material risks from cybersecurity threats are appropriately assessed, identified, and managed.

As of the date of this report, there have been no cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business, strategy, results of operations, or financial condition. For additional description of cybersecurity risks and potential related impacts on the Company, refer to the risk factor captioned “Significant disruptions of information technology systems or breaches of data security, including cybersecurity incidents, could materially and adversely affect our business, results of operations and financial condition” in “Item 1A. Risk Factors.”

Governance

While our board of directors has oversight responsibility for risk management generally, the Audit Committee is specifically responsible for overseeing our cybersecurity risk management program to ensure cybersecurity risks are identified, assessed, managed, and monitored. Our Executive Director, Information Technology, who has over 15 years of experience in the cybersecurity field, provides periodic updates to the Audit Committee in this regard, and details our cybersecurity program supported by key performance indicators across the range of cybersecurity functions related to risk management and governance, identity and information asset protection, core security and endpoint security, and cyber threat operations. These updates include descriptions of cybersecurity incidents, including those associated with our third-party service providers. The Audit Committee is responsible for updating our full board of directors on material risks from cybersecurity incidents or threats.

Item 2. Properties

We lease office space for corporate and administrative functions and laboratory space in South San Francisco, California under a sublease that expires in October 2025. Our China subsidiary leases a registrational office in Shanghai, which expires in March 2024.

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

Holders of Record

As of March 22, 2024, there were 47 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Reverse Stock Split

On January 31, 2024, following approval by our stockholders, our board of directors approved the implementation of a reverse stock split of our common stock at a ratio of 1-for-12 (the Reverse Stock Split). The Reverse Stock Split was effective as of February 9, 2024, and our common stock began trading on the Nasdaq Global Select Market on a post-split basis on February 12, 2024. All share and per share amounts of our common stock presented in this Annual Report on Form 10-K have been retroactively adjusted to reflect the Reverse Stock Split.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes two helicase-primase inhibitors (HPI) targeting recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points with the aim of achieving finite treatment and functional cures and research programs focused on the discovery of therapeutics to treat devastating viral diseases, including a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV.

Our Strategy

We have recruited an accomplished leadership team and research and development organization, with a collective team track record of over 15 approved drugs in viral diseases, including hepatitis. Our collaboration with Gilead Sciences, Inc. (Gilead and the Gilead Collaboration) also brings us an industry leading partner with a shared vision of providing differentiated antiviral treatments to patients. For additional information regarding the Gilead Collaboration, see “Collaboration and License Agreements—Gilead Sciences, Inc.”

Our Clinical Programs and CTA-Enabling Programs

Recurrent Genital Herpes/HSV-1 and HSV-2

In August 2022, we introduced our first programs outside of hepatitis. Among our new viral targets is recurrent genital herpes. Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the patient’s life and periodically reactivate, with the virus spreading and replicating in epithelial tissues. Initial infection can be asymptomatic or can be marked by symptoms, including localized pain and painful lesions. Genital herpes recurrence is common and can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as well as associated psychological stress and isolationary thoughts, depression and suicidal ideation. Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by patients infected by HSV-2.

There are an estimated 800 million people globally with HSV-2, with an estimated 32 million in the United States and 31 million in France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Only approximately 13% of that population is aware of the infection and have been diagnosed. Awareness and diagnostic rates are impacted due to asymptomatic infections and low screening rates in adults and adolescents due to high false positive rates with current diagnostic assays.

HPIs are antiviral agents in development for HSV-1 and HSV-2, with a clinically validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. Both of these subunits have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs. In February 2023, we announced the nomination of our first herpesvirus development candidate, ABI-5366 (5366), a long-acting HPI for treatment of recurrent genital herpes, to progress toward CTA-enabling studies. In connection with the Gilead Collaboration, in October 2023, we acquired the rights to ABI-1179 (1179), Gilead’s HPI program, which is structurally differentiated from 5366.

Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. No new drugs have been approved to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents are only partially effective at controlling the infection or reducing transmission risk. With current nucleoside analog therapies, only one out of three recurrent genital herpes patients with six or more recurrences per year are able to make it through a year of treatment without a recurrence. There are still high titer (greater than 104 HSV-2 DNA copies/mL) shedding episodes under this current standard of care for HSV-2, which can lead to recurrences and transmission of genital herpes.

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for patients suffering from recurrent genital herpes. To reach that goal, we identified an opportunity to develop a potent, long-acting HPI for recurrent genital herpes, 5366, which has demonstrated a strong nonclinical profile, with low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates, exceptionally low plasma clearance rates in multiple nonclinical models and a projected human half-life of more than seven days. This nonclinical profile has led us to target 5366 for development as a long-acting treatment with the potential to be administered orally or as an injectable.

To date, 5366 has also demonstrated a favorable nonclinical safety profile in Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. We currently anticipate the initiation of clinical studies with 5366 by mid-2024.

In addition, we are also advancing 1179, a second, structurally-differentiated HPI with single digit nM potency against HSV-1 and HSV-2 and a nonclinical pharmacokinetics (PK) profile strongly supporting a potential long-acting treatment by oral and injectable administration. GLP toxicology studies are underway and clinical studies are expected to begin by the end of 2024.

Our HBV and HDV Programs

The World Health Organization (WHO) estimates that 296 million people worldwide are chronically infected with HBV as of 2019, and 1.5 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 820,000 people died in 2019 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. Of the 296 million people living with chronic HBV infection, only approximately 30.4 million, or 10.5%, were aware of their infection, and only approximately 6.6 million, or 22%, of those diagnosed received treatment. HBV is a highly prevalent disease that infects more than three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO.

HDV is a “satellite virus,” because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 million HBV infected patients. These patients, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive patients, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of HDV patients progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in the European Union. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care for chronic HBV infection, nucleos(t)ide analog reverse transcriptase inhibitors (NrtIs), are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates. No new mechanisms of action (MOA) have been approved for chronic HBV infection in over 25 years. The focus of our HBV program is to improve outcomes and increase the number of patients diagnosed and treated through the development of finite and curative therapies targeting an orthogonal MOA.

The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. There are no approved HDV treatments in the United States, and there is only one approved HDV treatment in Europe. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV, which face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, Bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in the European Union (the EU). The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

In March 2022, we announced our research program focused on a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV by targeting NTCP, and in September 2023, we nominated ABI-6250 (6250). In nonclinical studies, 6250 demonstrated low nanomolar potency against all HBV/HDV genotypes, favorable selectivity for NTCP versus other bile acid transporters, good oral bioavailability and a PK profile in nonclinical species projected to support once-daily oral dosing.

At the European Association for the Study of the Liver's (EASL) International Liver CongressTM in June 2023 and the International HBV Meeting in September 2023, we presented nonclinical characterization of the potencies and properties of our novel class of highly potent, small molecule, orally-bioavailable entry inhibitors. We expect to initiate Phase 1a clinical studies of 6250 by the end of 2024.

Capsid Assembly Modulator

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly, which makes molecules that can modulate cccDNA generation or disrupt its function. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA.

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocytes and patients. On this basis, our next-generation CAM, ABI-4334 (4334), has shown nonclinical proof of principle. In a variety of cell culture models, 4334 has demonstrated the ability to reduce production of viral HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and viral pre-genomic RNA (pgRNA).

As a next-generation CAM, 4334 has been optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation (MOA #2). Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and it does so incompletely. In mid-2021, we announced the selection of 4334, which was internally discovered, for clinical development. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

We believe that 4334 has a best-in-class nonclinical profile, with single-digit nanomolar potency against MOA #1 and MOA #2, pan-genotypic activity, an improved resistance profile and a favorable safety profile. Through mechanistic studies presented at multiple conferences, we have demonstrated that 4334 promotes the formation of empty capsids by acceleration of capsid assembly, prevents the formation of cccDNA by disrupting incoming capsids, and prematurely disrupts capsids containing duplex linear DNA, the precursor for integrated HBV DNA.

We expect to initiate Phase 1b clinical studies of 4334 by mid-2024.

Research Programs

Transplant-Associated Herpesviruses

In August 2022, in connection with our announcement of our HPI program, we also introduced our NNPI research program, targeting transplant-associated herpesviruses. In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60% of transplant patients are HSV-positive; and (3) 80% of transplant patients are VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following the transplant. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 60,000 patients in 2018 in the United States and EU4/UK.

While there are approved antivirals that are administered in a transplant setting. However, currently approved antivirals are not broad spectrum and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which could greatly advance treatment. Our research team has discovered multiple chemical series of potent, broad-spectrum herpesvirus polymerase inhibitors. In addition, Gilead exclusively licensed us its NNPI program, and we believe the combined effort will speed candidate nomination and enhance our chance of clinical success.

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

By focusing exposure on the liver, our investigational IFNAR agonist program aims to engage IFN-α’s validated antiviral and immune modulatory mechanisms, retaining the efficacy of IFN-α while reducing systemic exposure to improve tolerability. Lead optimization of multiple IFNAR agonists is in progress.

Collaboration and License Agreements

Gilead Sciences, Inc.

On October 15, 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each of our programs, we may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we will be primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

The Gilead Collaboration Agreement is subject to termination by either party for the other party’s uncured, material breach or insolvency. Subject to certain limitations, we and Gilead both have certain termination for convenience rights, upon sufficient prior written notice, with respect to programs that one party in-licenses from the other (subject to Gilead’s option rights), and with respect to Gilead, for programs it has option rights to subject to certain time limitations with respect to existing Company programs). Gilead also has a right to terminate the collaborative activities under the Gilead Collaboration Agreement at certain specified points during the collaboration term. Other customary termination rights are further provided in the Gilead Collaboration Agreement.

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), pursuant to which Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. If we complete an equity financing (or series of financings) by July 15, 2024 that results in at least $30 million of proceeds to us, then, subject to approval by our stockholders (which was obtained on January 31, 2024), we may require Gilead to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. If we do not complete the equity financing or do not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of (1) a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill provision and two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

BeiGene, Ltd.

In July 2020, we entered into a Collaboration Agreement (the BeiGene Agreement) with BeiGene, Ltd. (BeiGene), granting BeiGene an exclusive, royalty-bearing license to develop and commercialize products containing vebicorvir

(VBR), ABI-H2158 (2158) and ABI-H3733 (3733) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory).

Under the BeiGene Agreement, we and BeiGene will collaborate on development activities with respect to the licensed products in accordance with a mutually agreed upon development plan.

Pursuant to the terms of the BeiGene Agreement, BeiGene paid us an upfront amount of $40.0 million, and we were eligible to receive up to approximately $500.0 million in milestone payments, comprised of up to $113.8 million in development and regulatory and $385.0 million in net sales milestone payments. In September 2021, we discontinued development of 2158 following the observation of elevated alanine transaminase (ALT) levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity, in July 2022, we discontinued VBR because it did not achieve functional cure or finite treatment in our two- and three-drug combination studies and in March 2023, we prioritized 4334 over 3733 based on data from clinical Phase 1 studies of both candidates and chronic toxicology observation for 3733 and announced that we would seek partnering opportunities for the CAMs. In conjunction with the Gilead Collaboration Agreement, we elected to no longer seek partnering or further development of 3733. As of our discontinuation of 3733 development, there are no remaining products in development that have been licensed to BeiGene.

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

Indiana University Research and Technology Corporation

In September 2013, we entered into an exclusive license agreement (the IURTC License Agreement) with Indiana University Research and Technology Corporation (IURTC) pursuant to which we acquired, with rights to sublicense, the rights to develop and commercialize products associated with multiple patents and patent applications covering aspects of our HBV program held by IURTC. As part of this agreement, we were obligated to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC License Agreement, should all performance milestones through development be met, was $0.8 million, with a portion related to the first performance milestone having been paid. Under the IURTC License Agreement, we were also obligated to pay IURTC royalties based on net sales of the licensed technology ranging from 0.5% to 1.75%. In addition, under the IURTC License Agreement, we paid annual diligence maintenance fees of $0.1 million. Milestone payments received by IURTC were fully creditable against the annual diligence maintenance fee for the year in which the milestone payments were received.

In January 2024, we notified the Indiana University Innovation and Commercialization Office and IURTC that we had decided to terminate the IURTC License Agreement. The termination of the License Agreement will be effective on April 11, 2024, 90 days following the delivery of the termination notice.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of December 31, 2023, we had an accumulated deficit of $785.7 million primarily as a result of research and development expenses and general and administrative expenses. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the coming years as we continue the development of our product candidates. As a result, our operating losses are likely to be substantial over the next several years and thereafter if none of our product candidates are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Revenue Recognition from Collaboration

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

For arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers accounting standard, we evaluate the term of the arrangement and recognize revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we apply the following five-step model, each of which requires judgment, in order to determine this amount: (1) identification of the promised goods or services in the contract; (2) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (3) measurement of the transaction price, including the constraint on variable consideration; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue when (or as) we satisfy each performance obligation.

We only apply the five-step model to contracts when it is probable we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. As part of the accounting for contracts with customers, we must develop assumptions that require judgment to determine the estimated relative standalone selling price (SSP) of each performance obligation identified in the contract. We then allocate the total transaction price to each performance obligation based on its SSP and recognize as revenue the amount of the transaction price that is allocated to the respective performance obligation when or as the performance obligation is satisfied.

For recognition of revenue relating to the Gilead Collaboration Agreement, we determined the transaction price and allocated it to a single combined performance obligation, the discovery, research and development services during the collaboration term. We estimated the SSP of extension fees and opt-in rights pursuant to the Gilead Collaboration Agreement using significant estimates, including forecasted revenues and costs, development timelines, discount rates, and probabilities of technical and regulatory success. We concluded none of the options in the contract are performance obligations at the outset of the arrangement as they are contingent upon option exercise, are capable of being distinct from the research and development services and are not offered at a discount to their SSP. We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time, and we measure the services delivered to the customer, which we periodically review based on the progress of the related program. We recognize revenue under the Gilead Collaboration Agreement over time using a cost-based input method. Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the estimated total research effort required to satisfy those obligations. A 10% change in the total estimated effort required to satisfy the single combined performance obligation related to the Gilead Collaboration Agreement would have changed the related revenue recognized during the year ended December 31, 2023 by as much as $0.5 million. The effect of any change made to an estimated input component and, therefore revenue recognized, would be recorded as a change in estimate. Such changes in estimate could have a material impact on the revenue recognized in a future period. In addition, variable consideration (including regulatory and commercial milestones) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

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
•
contract manufacturing organizations (CMOs) in connection with the production of clinical trial materials; and
•
vendors in connection with nonclinical development activities.

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2023 and 2022.

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

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Collaboration revenue	$7,163	$—	$7,163	100%

Collaboration revenue for the year ended December 31, 2023 includes the recognition of $4.4 million for services performed under the Gilead Collaboration Agreement entered into in October 2023. Additionally, collaboration revenue includes the recognition of $2.7 million of deferred revenue allocated to 3733 under the BeiGene Agreement upon discontinuing development of 3733, following entering into the Gilead Collaboration, as we prioritize 4334. There was no revenue for the year ended December 31, 2022.

Research and Development Expenses

Research and development expenses consist primarily of employee-related expenses, fees paid to CROs and CMOs, lab supplies and other third-party expenses that support our research and discovery, nonclinical and clinical activities. External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
External expenses:
Research and discovery	$9,741	$10,338	$(597)	(6%)
3733	3,383	8,165	(4,782)	(59%)
5366	2,869	—	2,869	100%
4334	1,947	5,195	(3,248)	(63%)
VBR	1,755	6,962	(5,207)	(75%)
6250	421	—	421	100%
2158	226	2,440	(2,214)	(91%)
Total external expenses	20,342	33,100	(12,758)	(39%)
Employee and contractor-related expenses	22,956	31,052	(8,096)	(26%)
Facility and other expenses	5,602	5,828	(226)	(4%)
Total research and development expenses	$48,900	$69,980	$(21,080)	(30%)

Research and development expenses were $48.9 million for the year ended December 31, 2023 compared to $70.0 million for the year ended December 31, 2022. The $21.1 million decrease in research and development expenses was primarily driven by decreases in external expenses due to pausing further development of our CAMs as we sought partnering opportunities after the completion of the Phase 1b trial for 3733 and Phase 1a trial for 4334 and our discontinuation of the VBR and 2158 programs. We also experienced decreases in employee and contractor-related expenses of $8.1 million due to the termination of employees as part of the reorganization announced in July 2022. This was partially offset by increases in external expenses generated from the advancement of 5366 and 6250.

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

The following table summarizes the period-over-period change in our general and administrative expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
General and administrative expenses	$22,909	$24,134	$(1,225)	(5%)

General and administrative expenses were $22.9 million for the year ended December 31, 2023, compared to $24.1 million for the year ended December 31, 2022. The decrease of $1.2 million in general and administrative expenses was primarily due to a $2.2 million decrease in salaries and benefits due to a decrease in headcount, largely attributable to the reorganization announced in July 2022. This was partially offset by an increase in legal expenses incurred with entering into the Gilead Collaboration.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2023	2022	2023 vs. 2022	2023 vs. 2022
Interest and other income, net	$3,451	$1,022	$2,429	238%

Interest and other income, net was $3.5 million for the year ended December 31, 2023, compared to $1.0 million for the year ended December 31, 2022. The increase of $2.4 million was primarily due to more interest income earned on marketable securities caused by multiple interest rate increases in 2023 and a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2023 principally through equity financings, raising an aggregate of $618.8 million in net proceeds, and strategic collaborations, raising an aggregate of $185.7 million through upfront payments.

Future Funding Requirements

We expect our future operating expenses to increase substantially over the coming years as we continue to advance our candidates into the clinic. We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the second half of 2025. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Our contractual obligations include operating lease obligations totaling $2.3 million as of December 31, 2023, of which $1.2 million are short-term. We also enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for nonclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice.

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
•
our ability to realize future potential benefits pursuant to the Gilead Collaboration and maintain the collaboration;
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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2023	2022
Operating activities	$22,743	$(84,463)
Investing activities	(69,138)	90,640
Financing activities	13,818	614
Net (decrease) increase in cash and cash equivalents	$(32,577)	$6,791

Operating Activities

Net cash provided by operating activities was $22.7 million for the year ended December 31, 2023. This was primarily due to proceeds of $90.7 million from the upfront payment under the Gilead Collaboration Agreement. This was partially offset by our net loss of $61.2 million, adjusted for $5.1 million recognized for stock-based compensation expense.

Net cash used in operating activities was $84.5 million for the year ended December 31, 2022. This was primarily due to our net loss of $93.1 million, adjusted for $6.6 million recognized for stock-based compensation expense.

Investing Activities

Net cash used in investing activities for the year ended December 31, 2023 was $69.1 million primarily due to purchases of marketable securities, net of maturities.

Net cash provided by investing activities for the year ended December 31, 2022 was $90.6 million. This was due to proceeds of $89.2 million from sales and maturities of marketable securities, net of purchases, and proceeds of $1.5 million received in 2022 from the sale of Microbiome assets in 2021.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2023 was $13.8 million resulting from the net proceeds of $9.1 million from the sale of 1,089,472 shares of our common stock in accordance with the Gilead Equity Agreements, $4.5 million from the sale of 261,170 shares of our common stock under our "at-the-market" offering program (the 2020 ATM) and $0.1 million from the issuance of 14,453 shares of common stock under the Assembly Biosciences Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).

Net cash provided by financing activities for the year ended December 31, 2022 was $0.6 million resulting from the net proceeds of $0.3 million from the sale of 25,068 shares of our common stock under the 2020 ATM and $0.3 million from the issuance of 18,819 shares of common stock under the 2018 ESPP.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), that is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2023, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and President, who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2023 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and President, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2023 and is incorporated in this Annual Report on Form 10-K by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2023 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	790,667	(2)	$47.19	318,868	(3)

Equity compensation plans not approved by security holders	167,426	(4)	$132.47	10	(5)
Total	958,093			318,878
(1)
The weighted average exercise price is calculated solely based on the exercise prices of the outstanding stock options and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units (RSUs), which have no exercise price.
(2)
This number includes the following: 19,863 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 211,244 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 209,591 were subject to outstanding stock options and 1,653 were subject to outstanding RSUs; 520,707 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan, as amended (2018 Plan), of which 429,157 were subject to outstanding stock options and 91,550 were subject to outstanding RSUs; and 38,853 options assumed by us in connection with our merger with Assembly Pharmaceuticals. This number excludes purchase rights currently accruing under the Assembly Biosciences, Inc. Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).
(3)
This number includes: no shares under the 2010 Plan, which has been frozen; 554 shares available for issuance under the 2014 Plan; 264,627 shares available for issuance under the 2018 Plan; and 53,687 shares reserved for issuance under the 2018 ESPP. As of March 22, 2024, assuming each participant purchases the maximum number of shares in the current offering period, no more than 12,896 shares are subject to purchase in the current offering, which ends on May 14, 2024.
(4)
This number includes 65,035 shares subject to stock options granted under the 2017 Inducement Award Plan (2017 Inducement Plan); 41,666 shares subject to stock options granted under the 2019 Inducement Award Plan (2019 Inducement Plan); and 60,725 shares subject to outstanding awards granted under the 2020 Inducement Award Plan (2020 Inducement Plan), of which 58,746 were subject to outstanding stock options and 1,979 were subject to outstanding RSUs.
(5)
This number includes: 6 shares available for issuance under the 2017 Inducement Plan, no shares under the 2019 Inducement Plan and 4 shares available for issuance under the 2020 Inducement Plan.

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

In May 2018, our stockholders approved the 2018 ESPP and it was amended and restated in May 2021. The 2018 ESPP provides for the purchase by employees of up to an aggregate of 108,333 shares of the Company’s common stock. Eligible employees can purchase shares of our common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the 2017 Inducement Plan, the 2019 Inducement Plan and the 2020 Inducement Plan. In April 2017, our board of directors adopted the 2017 Inducement Plan and reserved 66,666 shares of our common stock for issuance under the 2017 Inducement Plan. In August 2019, our board of directors adopted the 2019 Inducement Plan and reserved 41,666 shares of our common stock for issuance under the 2019 Inducement Plan. In March 2020, our board of directors adopted the 2020 Inducement Plan and reserved 66,666 shares of our common stock for issuance under the 2020 Inducement Plan. The only persons eligible to receive grants of awards under the 2017 Inducement Plan, the 2019 Inducement Plan or the 2020 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with us. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation dated May 25, 2022.				X
3.2	Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of Assembly Biosciences, Inc., dated February 9, 2024.	8-K	02/13/2024	3.1
3.3	Amended and Restated Bylaws as amended through December 7, 2022.	8-K	12/12/2022	3.1
4.1	Specimen of Common Stock Certificate.	S-3	12/30/2015	4.1
4.2	Description of Securities.				X
10.1	Sublease, dated July 26, 2023, by and between Arsenal Biosciences, Inc., as Sublandlord, and Assembly Biosciences, Inc., as Subtenant.	10-Q	11/08/2023	10.1
10.2‡	Option, License and Collaboration Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.1
10.3‡	Common Stock Purchase Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.2
10.4‡	Investor Rights Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.3
10.5*	Exclusive License Agreement dated September 3, 2013 by and between The Indiana University Research and Technology Corporation and Assembly Pharmaceuticals, Inc.	10-Q	11/17/2014	10.29
10.6†	Amendment No. 1 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	10-Q	11/05/2020	10.1
10.7†	Amendment No. 2 to Exclusive License Agreement, by and between Assembly Biosciences, Inc. and the Indiana University Research and Technology Corporation.	10-Q	11/05/2020	10.2
10.8†‡	Collaboration Agreement, dated as of July 17, 2020, by and between Assembly Biosciences, Inc. and BeiGene, Ltd.	10-Q	11/05/2020	10.3
10.9#	Amended and Restated Employment Agreement, dated December 12, 2022, between Assembly Biosciences, Inc. and Jason A. Okazaki.	10-K	03/22/2023	10.7
10.10#	Employment Agreement, dated May 1, 2020, between Assembly Biosciences, Inc. and William E. Delaney IV, Ph.D., effective as of May 27, 2020.	10-K	02/25/2021	10.12
10.11#	Employment Agreement, dated November 8, 2023, between Assembly Biosciences, Inc. and Anuj Gaggar, M.D., Ph.D.				X
10.12#	Employment Agreement, dated February 10, 2022, between Assembly Biosciences, Inc. and Nicole S. White, Ph.D., effective as of February 16, 2022.				X
10.13#	2010 Equity Incentive Plan.	S-1/A	10/4/2010	10.14

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.14#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	06/06/2016	10.1
10.15#	Omnibus Amendment to Assembly Biosciences, Inc. Stock Incentive Plans.	10-Q	05/08/2020	10.2
10.16#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-K	03/22/2023	10.12
10.17#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1
10.18#	Assembly Biosciences, Inc. 2017 Inducement Award Plan.	10-Q	08/09/2017	10.1
10.19#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.20#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.21#	Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	06/01/2018	10.1
10.22#	Amendment No. 1 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/21/2019	10.2
10.23#	Amendment No. 3 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	06/16/2020	10.1
10.24#	Amendment No. 4 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/25/2021	10.1
10.25#	Amendment No. 5 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/27/2022	10.1
10.26#	Amendment No. 6 to Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	05/30/2023	10.1
10.27#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.	10-K	03/22/2023	10.22
10.28#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	06/01/2018	10.3
10.29#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.30#	Form of Performance-Based Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	10-K	03/11/2022	10.24
10.31#	Amended and Restated Assembly Biosciences, Inc. 2018 Employee Stock Purchase Plan.	8-K	05/25/2021	10.4
10.32#	Assembly Biosciences, Inc. 2019 Inducement Award Plan.	10-Q	11/07/2019	10.4
10.33#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	10-Q	11/07/2019	10.5
10.34#	Assembly Biosciences, Inc. 2020 Inducement Award Plan.	10-Q	05/08/2020	10.3
10.35#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.4
10.36#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.5
10.37	Open Market Sale Agreement by and between Assembly Biosciences, Inc. and Jefferies LLC.	S-3	08/28/2020	1.2

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.38#	Assembly Biosciences, Inc. 2022 Corporate Bonus Plan.	8-K	02/04/2022	10.1
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Clawback Policy.				X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

ASSEMBLY BIOSCIENCES, INC.

Date: March 28, 2024	By:	/s/ Jason A. Okazaki
	Name:	Jason A. Okazaki
	Title:	Chief Executive Officer and President

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

Signature	Title	Date

/s/ Jason A. Okazaki	Chief Executive Officer, President and Director	March 28, 2024
Jason A. Okazaki	(Principal Executive Officer and Principal Financial Officer)
/s/ Jeanette M. Bjorkquist	Executive Director, Accounting and Treasury	March 28, 2024
Jeanette M. Bjorkquist	(Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	March 28, 2024
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	March 28, 2024
Anthony E. Altig

/s/ Tomas Cihlar, Ph.D.	Director	March 28, 2024
Tomas Cihlar, Ph.D.

/s/ Gina Consylman	Director	March 28, 2024
Gina Consylman

/s/ Robert D. Cook II	Director	March 28, 2024
Robert D. Cook II

/s/ Sir Michael Houghton, Ph.D.	Director	March 28, 2024
Sir Michael Houghton, Ph.D.

/s/ Lisa R. Johnson-Pratt, M.D.	Director	March 28, 2024
Lisa R. Johnson-Pratt, M.D.

/s/ Susan Mahony, Ph.D.	Director	March 28, 2024
Susan Mahony, Ph.D.

/s/ John G. McHutchison, A.O., M.D.	Director	March 28, 2024
John G. McHutchison, A.O., M.D.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

Collaboration Agreement with Gilead Sciences, Inc.
Description of the Matter

As described in Note 10 to the consolidated financial statements, the Company entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement) and Common Stock Purchase Agreement and an Investor Rights Agreement (the Gilead Equity Agreements) with Gilead Sciences, Inc. during the year ended December 31, 2023. The Company concluded Gilead is a customer and accordingly, the Gilead Collaboration Agreement is within the scope of the revenue from contracts with customers guidance. In determining the appropriate accounting treatment, the Company identified a single combined performance obligation for the discovery, research and development services during the collaboration term, and will recognize revenue over time using a cost-based input method. The Company determined that the total transaction price under the Gilead Collaboration Agreement was $90.7 million, which consisted of an upfront payment of $84.8 million and a $5.9 million premium on the purchase of the Company’s common stock that was allocated to the single combined performance obligation under the Gilead Collaboration Agreement.

Auditing the Company’s revenue recognition for the Gilead Collaboration Agreement is complex and required the Company to apply significant judgment to determine whether any promises or services described in the Gilead Collaboration Agreement meet the criteria of being distinct and capable of being distinct within the context of the contract or represent a material right.

How We Addressed the Matter in Our Audit

To test the conclusion that the various promises under the contract collectively constituted a single combined performance obligation, our audit procedures included, among others, reviewing the Gilead Collaboration Agreement, discussing the potential performance obligations with management, and evaluating whether management's accounting position considered all relevant facts and terms included in the agreement. We further evaluated management's technical analysis and assessed management's conclusions to determine whether they had appropriately considered and applied the guidance and interpretations associated with performance obligations within the scope of the revenue from contracts with customers guidance.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 28, 2024

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$19,841	$52,418
Marketable securities	110,406	39,192
Accounts receivable from collaboration	43	944
Prepaid expenses and other current assets	3,497	4,413
Total current assets	133,787	96,967

Property and equipment, net	385	743
Operating lease right-of-use (ROU) assets	2,339	3,195
Other assets	312	889
Total assets	$136,823	$101,794

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$461	$2,493
Accrued research and development expenses	885	3,122
Other accrued expenses	5,744	7,317
Deferred revenue - short-term ($30,915 and $− to a related party)	30,915	—
Operating lease liabilities - short-term	1,220	3,364
Total current liabilities	39,225	16,296

Deferred revenue - long-term ($55,379 and $− to a related party)	55,379	2,733
Operating lease liabilities - long-term	1,122	101
Total liabilities	95,726	19,130

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 5,482,752 and 4,074,552 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	5	4
Additional paid-in capital	826,921	807,983
Accumulated other comprehensive loss	(81)	(803)
Accumulated deficit	(785,748)	(724,520)
Total stockholders' equity	41,097	82,664
Total liabilities and stockholders' equity	$136,823	$101,794

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

	Year Ended December 31,
	2023	2022
Collaboration revenue ($4,430 and $− from a related party)	$7,163	$—

Operating expenses
Research and development	48,900	69,980
General and administrative	22,909	24,134
Total operating expenses	71,809	94,114
Loss from operations	(64,646)	(94,114)

Other income
Interest and other income, net	3,451	1,022
Total other income	3,451	1,022
Loss before income taxes	(61,195)	(93,092)

Income tax expense	(33)	—
Net loss	$(61,228)	$(93,092)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	722	(384)
Comprehensive loss	$(60,506)	$(93,476)

Net loss per share, basic and diluted	$(13.38)	$(23.08)
Weighted average common shares outstanding, basic and diluted	4,577,371	4,034,105

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2021	4,010,009	$4	$800,772	$(419)	$(631,428)	$168,929
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	25,068	—	325	—	—	325
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	18,819	—	289	—	—	289
Issuance of common stock for settlement of restricted stock units (RSUs)	20,656	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(384)	—	(384)
Stock-based compensation	—	—	6,597	—	—	6,597
Net loss	—	—	—	—	(93,092)	(93,092)
Balance as of December 31, 2022	4,074,552	$4	$807,983	$(803)	$(724,520)	$82,664
Issuance of common stock under ATM equity offering program, net of issuance costs	261,170	—	4,546	—	—	4,546
Issuance of common stock under ESPP	14,453	—	129	—	—	129
Issuance of common stock for settlement of RSUs	43,105	—	—	—	—	—
Issuance of common stock to a related party, net of issuance costs	1,089,472	1	9,142	—	—	9,143
Unrealized gain on marketable debt securities	—	—	—	722	—	722
Stock-based compensation	—	—	5,121	—	—	5,121
Net loss	—	—	—	—	(61,228)	(61,228)
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(61,228)	$(93,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450	498
Stock-based compensation	5,119	6,593
Net (accretion) amortization of investments in marketable debt securities	(1,585)	155
Non-cash rent expense	3,507	3,505
Loss on disposal of property and equipment	139	—
Changes in operating assets and liabilities:
Accounts receivable from collaboration	901	(608)
Prepaid expenses and other current assets	916	1,328
Other assets	577	814
Accounts payable	(2,032)	(166)
Accrued research and development expenses	(2,237)	(278)
Other accrued expenses	(1,571)	458
Deferred revenue	83,561	—
Operating lease liabilities	(3,774)	(3,670)
Net cash provided by (used in) operating activities	22,743	(84,463)

Cash flows from investing activities
Proceeds from maturities of marketable securities	65,015	88,000
Proceeds from sale of property and equipment	24	—
Purchases of property and equipment	(255)	(102)
Purchases of marketable securities	(133,922)	(27,583)
Proceeds from sale of marketable securities	—	28,825
Proceeds from the sale of Microbiome assets	—	1,500
Net cash (used in) provided by investing activities	(69,138)	90,640

Cash flows from financing activities
Proceeds from the issuance of common stock to a related party, net of issuance costs	9,143	—
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	4,546	325
Proceeds from the issuance of common stock under ESPP	129	289
Net cash provided by financing activities	13,818	614

Net (decrease) increase in cash and cash equivalents	(32,577)	6,791
Cash and cash equivalents at the beginning of the period	52,418	45,627
Cash and cash equivalents at the end of the period	$19,841	$52,418
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$2,442	$171

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics. The Company's pipeline includes two helicase-primase inhibitors (HPI) targeting recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly inhibitor (CAM) candidate designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points with the aim of achieving finite treatment and functional cures and research programs focused on the discovery of therapeutics to treat devastating viral diseases, including a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV. The Company operates in one segment and is headquartered in South San Francisco, California.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed through the sale of equity securities, the proceeds from the exercise of warrants and stock options, the issuance of debt, and upfront payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. In October 2023, the Company received $100.0 million upon entering into the Option, License and Collaboration Agreement (the Gilead Collaboration Agreement) and the Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead Sciences, Inc. (Gilead). Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these consolidated financial statements are issued.

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

On January 31, 2024, following approval by the Company's stockholders, the Company's board of directors approved the implementation of a reverse stock split at a ratio of 1-for-12 shares of the Company's common stock (the Reverse Stock Split). The Reverse Stock Split was effective as of February 9, 2024 (see Note 15). All share and per share amounts of the Company's common stock presented have been retroactively adjusted to reflect the 1-for-12 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Significant estimates inherent in the preparation of the accompanying consolidated financial statements include estimates for revenue recognition, including the standalone selling price (SSP) for the allocation of transaction price to performance obligations and cost-based inputs, as well as estimates of costs incurred but not yet invoiced for research and development accruals.

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

U.S. and global financial markets have experienced volatility and disruption due to other macroeconomic and geopolitical events such as rising inflation, rising interest rates to combat inflation, the risk of a recession, the war between Russia and Ukraine and the Israel-Hamas war. The Company cannot predict at this time to what extent, if at all, it and its employees, CROs, vendors and/or collaborators could potentially be negatively impacted by these events.

Cash and Cash Equivalents

All highly liquid investments, including money market funds, with original maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings. The Company maintains its cash in bank deposits and other accounts, the balances of which, at times as of and during the years ended December 31, 2023 and 2022, exceeded federally insured limits.

Investments in Marketable Securities

The Company invests its excess cash in debt securities with high credit ratings, including, but not limited to, money market funds classified as cash equivalents, securities issued by the U.S. government and its agencies, corporate debt securities and commercial paper. The Company has designated its investments in marketable securities as available-for-sale and measures these securities at their respective fair values. The Company reviews all available-for-sale securities at each period end to determine if they remain available-for-sale based on their current intent and ability to sell the security if it is required to do so. Marketable securities are classified as short-term or long-term based on the maturity date and their availability to meet current operating requirements. Marketable securities that mature in one year or less from the consolidated balance sheet date are classified as short-term available-for-sale securities, while marketable securities with maturities in one year or beyond one year from the consolidated balance sheet date are classified as long-term.

The Company periodically reviews its marketable securities for declines in fair value below the amortized cost basis to determine whether the impairment, if any, is due to credit-related or other factors. This review includes the credit worthiness of the security issuers, the severity of the unrealized losses, whether the Company has the intent to sell the securities and whether it is more likely than not the Company will be required to sell the securities before the recovery of the amortized cost basis. Unrealized gains and losses on available-for-sale securities are reported in other comprehensive loss, and as a component of stockholders' equity until their disposition, with the exception of unrealized losses believed to be related to credit losses which are recognized as an allowance for credit losses on the consolidated balance sheet with the corresponding charge in other income in the period the impairment occurs. Impairment assessments are made at the individual security level each reporting period. The Company elected to exclude accrued interest receivable from the amortized cost basis of its available-for-sale debt securities and to not measure an allowance for credit losses for accrued interest receivable. To date, there have been no credit-related declines in value or other impairments of the Company’s investments in marketable securities. Realized gains and losses from the sale of marketable securities, if any, are calculated using the specific-identification method.

Leases

All of the Company’s leases are operating leases for facilities and equipment. The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines whether an arrangement is or contains a lease at contract inception. Operating leases with a duration greater than one year are included in operating lease ROU assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in the Company’s consolidated balance sheets. The Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements to leases with terms of less than one year (short-term leases) for all classes of assets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets, including ROU operating lease assets, for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There was no impairment of long-lived assets during the years ended December 31, 2023 and 2022.

Property and Equipment, Net

Property and equipment are stated at cost and consist of lab and office equipment and leasehold improvements. The Company records depreciation under the straight-line method over the estimated useful lives of its property and equipment ranging from two to seven years.

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

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis using the above input categories (in thousands):

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	—	17,633	—	17,633
U.S. treasury securities	—	77,018	—	77,018
U.S. and foreign commercial paper	—	15,755	—	15,755
Total short-term marketable securities	—	110,406	—	110,406
Total assets measured at fair value	$18,982	$110,406	$—	$129,388

	December 31, 2022
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,597	—	18,597
U.S. treasury securities	—	11,744	—	11,744
U.S. and foreign commercial paper	—	8,851	—	8,851
Total short-term marketable securities	—	39,192	—	39,192
Total assets measured at fair value	$49,676	$39,192	$—	$88,868

Money market funds are highly liquid and actively traded marketable securities that generally transact at a stable $1.00 net asset value representing its estimated fair value. The Company estimates the fair value of its U.S. and foreign corporate debt securities, U.S. treasury securities and U.S. and foreign commercial paper by taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There have been no transfers between Level 1, Level 2 or Level 3 for any of the periods presented. See Note 4 for further information regarding the carrying value of the Company’s investments in marketable securities.

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

For elements of collaboration arrangements that are not accounted for pursuant to the revenue from contracts with customers accounting standard, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers accounting standard. Amounts related to transactions with a counterparty in a collaborative arrangement that is not a customer are presented on a separate line item from revenue recognized from contracts with customers, if any, in the Company’s consolidated statements of operations and comprehensive loss.

Under certain collaborative arrangements, the Company has been reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements are reflected as a reduction of research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

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

The Company has provided standard indemnification and protection of licensed intellectual property for its customers. These provisions are part of assurance the licenses meet the agreements, representations and are not obligations to provide goods or services.

The Company only applies the five-step model to contracts when it is probable the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. As part of the accounting for contracts with customers, the Company must develop assumptions that require judgment to determine the estimated relative SSP of each performance obligation identified in the contract. The Company then allocates the total transaction price to each performance obligation based on the SSP of each performance obligation. The Company recognizes the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied or as it is satisfied as revenue.

Licenses

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

Research and Development Services

The promises under the Company’s agreements may include research and development services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company either has received or has an enforceable right to payment for the performance completed to date. If these services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.

Customer Options

If an arrangement contains customer options, the Company evaluates whether the options are material rights because they allow the customer to acquire additional goods or services for free or at a discount. If the customer options are determined to represent a material right, the material right is recognized as a separate performance obligation at the outset of the arrangement. The identification of a material right, and if identified as a material right, the allocation of the transaction price to it, is based on the SSP, which is determined using assumptions regarding estimated costs, discount rates, post-option development timeline, the probability of technical and regulatory success and the probability the customer will exercise the option. Amounts allocated to a material right are not recognized as revenue until, at the earliest, the option is exercised or expires. If the options are deemed not to be a material right, they are considered marketing offers which are excluded as performance obligations at the outset of the arrangement.

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

Sales-based Milestone and Royalty Payments

The Company’s customers may be required to pay the Company sales-based milestone payments or royalties on future sales of commercial products. The Company recognizes revenues related to sales-based milestone and royalty payments upon the later to occur of (i) achievement of the collaborator’s underlying sales or (ii) satisfaction of any performance obligation(s) related to these sales, in each case assuming the Company’s licensed intellectual property is deemed to be the predominant item to which the sales-based milestones and/or royalties relate.

The Company receives payments from its customers based on billing schedules established in the contract. Upfront payments and fees are recorded as deferred revenue upon receipt or when due until the Company performs its obligations under the arrangement. If the related performance obligation is expected to be satisfied within the next twelve months, these amounts will be classified in current liabilities. The Company recognizes a contract asset relating to its conditional right to consideration that is not subject to a constraint. Amounts are recorded as accounts receivable when the Company’s right to consideration is unconditional.

A net contract asset or liability is presented for each contract with a customer. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between payment by the customer and the transfer of the promised goods or services to the customer will be one year or less.

At December 31, 2023 and 2022, all accounts receivable from collaboration are deemed collectible.

Contract Liabilities

The following tables present changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2023
Contract liabilities:
Deferred revenue	$2,733	$90,724	$(7,163)	$86,294

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2022
Contract liabilities:
Deferred revenue	$2,733	$—	$—	$2,733

	Year Ended December 31,
	2023	2022
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$2,733	$—
Performance obligations satisfied in previous period	$—	$—

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

The Company estimates the fair value of stock option grants that do not contain market-based vesting conditions using the Black-Scholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company uses the Monte-Carlo model to calculate the fair value on the date of grant of awards which contain market-based vesting conditions. This pricing model uses multiple simulations to evaluate the probability of achieving the market condition to calculate the fair value of the awards, which includes the recent market price and volatility of the Company's shares. The Company is also required to make estimates as to the probability of achieving the specific performance conditions. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

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

The Company records expenses related to clinical studies and manufacturing development activities based on its estimates of the services received and efforts expended pursuant to contracts with multiple CROs and manufacturing vendors that conduct and manage these activities on its behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract, and may result in uneven payment flows. There may be instances in which payments made to the Company’s vendors will exceed the level of services provided and result in a prepayment of the expense. Payments under some of these contracts depend on factors such as the successful enrollment of subjects and the completion of clinical study milestones. In amortizing or accruing service fees, the Company estimates the time period over which services will be performed, enrollment of subjects, number of sites activated and the level of effort expended in each period. If the actual timing of the performance of services or the level of effort varies from the Company’s estimate, the Company will adjust the accrued or prepaid expense balance accordingly. To date, there have been no material differences from the Company’s estimates to the amounts actually incurred.

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

The recognition of restructuring charges requires the Company to make certain judgments and estimates regarding the nature, timing and amount of costs associated with the reorganization plan. To the extent the Company’s actual results differ from its estimates and assumptions, the Company may be required to revise the estimates of future accrued restructuring liabilities, requiring the recognition of additional restructuring charges or the reduction of accrued restructuring liabilities already recognized. Such changes to previously estimated amounts may be material to the consolidated financial statements. Changes in the estimates of the restructuring charges are recorded in the period the change is determined. There were no restructuring charges incurred during the year ended December 31, 2023. Changes to previous estimates for restructuring charges were not material during the year ended December 31, 2022.

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

Income Taxes

The Company records income taxes using the asset and liability method. Deferred income tax assets and liabilities are recognized for the future tax effects attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax bases, and operating loss and tax credit carryforwards. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date. The Company establishes a valuation allowance if it is more likely than not the deferred tax assets will not be realized based on an evaluation of objective verifiable evidence. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the largest amount of the benefit that is greater than 50% likely of being realized. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit.

The Company recognizes and measures uncertain tax positions using a two-step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates it is more likely than not the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals which the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. No interest or penalties related to uncertain tax positions has been incurred or accrued for any periods presented.

Pursuant to Section 174 of the Internal Revenue Code (Sec. 174), expenses associated with research conducted in the United States are capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses are capitalized and amortized over a 15-year period.

Net Loss per Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2023	2022
Numerator:
Net loss	$(61,228)	$(93,092)
Denominator:
Weighted average common shares and pre-funded warrants outstanding - basic and diluted	4,577,371	4,034,105
Net loss per share - basic and diluted	$(13.38)	$(23.08)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	December 31,
	2023	2022
Options to purchase common stock	862,911	757,418
Common stock subject to purchase under ESPP	13,730	5,971
Unvested RSUs	95,182	141,544
Total	971,823	904,933

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

Customer Risk

During the year ended December 31, 2023, 62% of the Company's collaboration revenue was recognized from a related party, Gilead, under the Gilead Collaboration Agreement (see Note 10). If the collaboration with Gilead does not result in the successful development and commercialization of products or if Gilead terminates the Gilead Collaboration Agreement, the Company may not receive any future payments under the collaboration.

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

Accounting Pronouncements to Be Adopted

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which is intended to provide enhanced segment disclosures. The standard will require disclosures about significant segment expenses and other segment items and identifying the Chief Operating Decision Maker and how they use the reported segment profitability measures to assess segment performance and allocate resources. These enhanced disclosures are required for all entities on an interim and annual basis, even if they have only a single reportable segment. The standard is effective for years beginning after December 15, 2023, and interim periods within annual periods beginning after December 15, 2024, with early adoption permitted. The Company is evaluating this standard to determine the impact on the Company’s consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of the ASU allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

Note 3 - Related Party

In October 2023, Gilead purchased 1,089,472 shares of the Company’s common stock at a purchase price of $13.92 per share for total proceeds of $15.2 million under the Gilead Equity Agreements (see Note 8). As of December 31, 2023, Gilead held 19.9% of the Company's outstanding voting common stock. In addition to the Gilead Equity Agreements, the Company entered into the Gilead Collaboration Agreement pursuant to which the Company received total proceeds of $84.8 million as an upfront payment (see Note 10). The Company recognized revenue of $4.4 million under the Gilead Collaboration Agreement during the year ended December 31, 2023.

Additionally, Gilead may, at the Company’s or Gilead's option, subject to certain conditions, purchase additional shares to increase its holdings up to a maximum of 29.9% of the Company's then-outstanding voting common stock. Under the Investor Rights Agreement, Gilead has the right to designate two directors to the Company's board of directors. The Company appointed each of Gilead's designees to its board of directors in December 2023 and February 2024.

Note 4 - Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following (in thousands):

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	17,595	41	(3)	17,633
U.S. treasury securities	76,891	127	—	77,018
U.S. and foreign commercial paper	15,728	27	—	15,755
Total short-term marketable securities	110,214	195	(3)	110,406
Total cash equivalents and marketable securities	$129,196	$195	$(3)	$129,388

	December 31, 2022
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$49,676	$—	$—	$49,676
Total cash equivalents	49,676	—	—	49,676
Short-term marketable securities
U.S. and foreign corporate debt securities	18,903	—	(306)	18,597
U.S. treasury securities	11,968	—	(224)	11,744
U.S. and foreign commercial paper	8,851	—	—	8,851
Total short-term marketable securities	39,722	—	(530)	39,192
Total cash equivalents and marketable securities	$89,398	$—	$(530)	$88,868

Short-term marketable securities held as of December 31, 2023 and 2022 had contractual maturities of less than one year.

There were no realized gains and losses for the years ended December 31, 2023 and 2022. As of December 31, 2023 and 2022, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the consolidated balance sheets during the years ended December 31, 2023 and 2022.

Accrued interest receivable was $0.3 million as of December 31, 2023 and 2022 and was recorded in prepaid expenses and other current assets on the consolidated balance sheets. The Company did not write off any accrued interest receivable during the years ended December 31, 2023 and 2022.

See Note 2 for further information regarding the fair value of the Company's investments in marketable securities.

Note 5 - Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	December 31,
	2023	2022
Lab equipment	$295	$102
Office equipment	238	699
Leasehold improvement	62	1,629
Total property and equipment	595	2,430
Less: Accumulated depreciation	(210)	(1,687)
Property and equipment, net	$385	$743

Depreciation expense for both the years ended December 31, 2023 and 2022 was $0.5 million and was recorded in both research and development expense and general and administrative expense in the consolidated statements of operations and comprehensive loss.

Note 6 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2023	2022
Accrued expenses:
Accrued compensation	$5,484	$6,228
Accrued restructuring charges	—	599
Accrued professional fees and other	260	490
Total accrued expenses	$5,744	$7,317

Note 7 – Restructurings

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

There were no restructuring charges incurred during the year ended December 31, 2023. The Company incurred $1.1 million in restructuring charges during the year ended December 31, 2022, $0.9 million of which were included in research and development expenses and $0.2 million in general and administrative expenses.

The following table presents the activity in accrued restructuring charges, included as a component of other accrued expenses on the Company's consolidated balance sheet, during the period (in thousands):

Accrued balance as of December 31, 2021	$—
Costs incurred	1,879
Reductions for cash payments	(1,280)
Accrued balance as of December 31, 2022	$599
Reductions for cash payments	(599)
Accrued balance as of December 31, 2023	$—

Note 8 - Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2023 and 2022. As of December 31, 2023 and 2022, no shares of preferred stock were issued and outstanding. In May 2022, the Company's stockholders approved the Sixth Amended and Restated Certificate of Incorporation, which increased the authorized number of shares of common stock to 150,000,000. The Company is authorized to issue 150,000,000 shares of common stock as of December 31, 2023 and 2022.

Reverse Stock Split

In February 2024, the Reverse Stock Split became effective. All share and per share amounts of the Company's common stock presented have been retroactively adjusted to reflect the 1-for-12 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital (see Note 15). The Company's authorized shares of common stock remain at 150,000,000 and its authorized shares of preferred stock remain at 5,000,000.

Sale of Common Stock

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the year ended December 31, 2023, the Company issued and sold 261,170 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses. During the year ended December 31, 2022, the Company issued and sold 25,068 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $0.3 million, after deducting commissions, fees and expenses.

In October 2023, the Company entered into the Gilead Equity Agreements pursuant to which Gilead purchased 1,089,472 shares of the Company’s common stock at a purchase price of $13.92 per share for total proceeds of $15.2 million. Of the $15.2 million in proceeds received under the Gilead Equity Agreements, $5.9 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement (see Note 10). The fair value of Gilead's common stock purchase was $9.3 million and total proceeds from the issuance of common stock under the Gilead Equity Agreements was $9.1 million, net of $0.2 million in issuance costs. Pursuant to the terms of the Gilead Equity Agreements, if the Company completes equity financing by July 15, 2024, which results in at least $30.0 million of proceeds to the Company, then, subject to approval by the Company’s stockholders (which was obtained on January 31, 2024), the Company may require Gilead to purchase additional shares of common stock from the Company in an amount that results in Gilead owning 29.9% of the Company’s then-outstanding voting capital stock. If the Company does not complete the equity financing or does not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from the Company in an amount that results in Gilead owning 29.9% of the Company’s then-outstanding voting capital stock. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill provision and two-year lockup provision, with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors to the Company’s board of directors. The Company appointed each of Gilead's designees to its board of directors in December 2023 and February 2024.

Note 9 - Stock-Based Compensation

Equity Incentive Plans

In May 2022, the Company’s stockholders approved an amendment to the 2018 Stock Incentive Plan (the 2018 Plan), which increased the aggregate number of shares of common stock reserved under the 2018 Plan to 716,666.

In May 2023, the Company's stockholders approved an amendment to the 2018 Plan, which increased the aggregate number of shares of common stock reserved under the 2018 Plan to 883,333.

As of December 31, 2023, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of December 31, 2023, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the 2019 Inducement Award Plan, and the Assembly Biosciences, Inc. 2020 Inducement Award Plan. As of December 31, 2023, the Company also had outstanding options it assumed in connection with its merger with Assembly Pharmaceuticals.

The Company issues new shares of common stock to settle options exercised or vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Assembly Biosciences, Inc. Employee Stock Purchase Plan (the 2018 ESPP).

In February 2024, the Reverse Stock Split became effective. All outstanding stock options and restricted stock units, as well as the Company's equity incentive plans presented have been retroactively adjusted to reflect the 1-for-12 Reverse Stock Split (see Note 15).

Stock Plan Activity

Stock Options

The following table summarizes the stock option activity and related information for 2023:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2022	757,418	$84.96	7.1	$—
Granted	190,591	10.68
Forfeited	(85,098)	81.24
Outstanding as of December 31, 2023	862,911	$69.00	6.7	$1
Options vested and exercisable as of December 31, 2023	486,626	$104.88	5.1	$—

The weighted-average grant-date fair value of options granted was $7.68 and $17.76 during the years ended December 31, 2023 and 2022, respectively. There were no options exercised in 2023 or 2022.

RSUs

The following table summarizes RSU activity and related information for 2023:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2022	141,544	$40.68
Granted	15,936	10.68
Vested	(42,898)	53.28
Forfeited	(19,400)	27.48
Nonvested as of December 31, 2023	95,182	$32.64

The total fair value of RSUs vested and settled during 2023 and 2022 was $2.8 million and $2.2 million, respectively. The total intrinsic value of RSUs vested and settled during both 2023 and 2022 was $0.5 million.

In July 2021, the Company granted 26,981 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including executive officers. The awards had a grant date fair value of $1.2 million and vest upon performance conditions which were deemed probable of being met as of December 31, 2022. The Company recognized stock-based compensation expense of $0.3 million and $0.7 million for these RSUs during the years ended December 31, 2023 and 2022, respectively.

In March 2022, the Company granted 21,248 RSUs with market-based vesting conditions to members of management, including its executive officers. The awards had a grant date fair value of $0.4 million and are being recognized over the derived service period of 1.5 years and vest upon the achievement of certain market-based conditions which have not been achieved as of December 31, 2023. The Company recognized stock-based compensation expense of $0.1 million and $0.2 million for these RSUs during the years ended December 31, 2023 and 2022, respectively.

In August 2022, the Company granted 43,748 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to its executive officers. The awards had a grant date fair value of $1.1 million. Some of the performance conditions were deemed probable of being met as of December 31, 2022, with the remaining performance conditions deemed probable of being met as of December 31, 2023. The Company recognized stock-based compensation expense of $0.6 million and $0.1 million for these RSUs during the years ended December 31, 2023 and 2022, respectively.

Employee Stock Purchase Plan

The 2018 ESPP provides for the purchase by employees of up to an aggregate of 108,333 shares of the Company’s common stock at a discount to the market price. Eligible employees may participate through payroll deductions of up to 15% of such employee’s compensation for each pay period subject to annual statutory limits and the 2018 ESPP’s limit of 208 shares of common stock per offering.

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Under the 2018 ESPP, the offering periods end on the last business day occurring on or before May 14 or November 14. The ESPP is compensatory and results in stock-based compensation expense.

In May and November 2023, employees purchased 7,534 and 6,919 shares of common stock, respectively, under the 2018 ESPP. In May and November 2022, employees purchased 11,240 and 7,579 shares of common stock, respectively, under the 2018 ESPP. As of December 31, 2023, 53,687 shares of common stock are available for future sale under the Company’s 2018 ESPP. Stock-based compensation expense recorded in connection with the 2018 ESPP was $0.1 million for both the years ended December 31, 2023 and 2022.

Valuation Assumptions

The Company used the Black-Scholes option-pricing model for determining the estimated fair value and stock-based compensation related to stock options and ESPP purchase rights.

A summary of the assumptions used to estimate the fair values of stock options grants for the years presented is as follows:

	Year Ended December 31,
	2023	2022
Exercise price	$8.64 - $18.36	$18.36 - $29.40
Expected volatility	77.5% - 87.1%	78.5% - 81.7%
Risk-free rate	3.59% - 4.49%	1.41% - 4.15%
Expected term (years)	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%

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

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years presented (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	$2,116	$3,024
General and administrative	3,003	3,569
Total stock-based compensation expense	$5,119	$6,593

As of December 31, 2023, there was $2.9 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.5 years.

Note 10 - Collaboration Agreements

The following table summarizes the collaboration revenue recognized from the Company's collaboration agreements in the consolidated statement of operations and comprehensive loss for the years presented (in thousands):

	Year Ended December 31,
	2023	2022
Gilead	$4,430	$—
BeiGene, Ltd. (BeiGene)	2,733	—
Total collaboration revenue	$7,163	$—

Gilead Agreement

In October 2023, the Company entered into the Gilead Collaboration Agreement pursuant to which Gilead will exclusively license to the Company its HPI program and NNPI program, while retaining opt-in rights to these programs and have an option to take an exclusive license, on a program-by-program basis, to all of the Company’s other current and future pipeline programs for a 12-year collaboration term. In addition to the Gilead Collaboration Agreement, the Company and Gilead entered into the Gilead Equity Agreements, pursuant to which Gilead purchased 1,089,472 shares of the Company’s common stock at a purchase price of $13.92 per share (see Note 8). The Company received total proceeds of $100.0 million, consisting of $84.8 million as an upfront payment under the Gilead Collaboration Agreement and $15.2 million under the Gilead Equity Agreements.

Pursuant to the terms of the Gilead Collaboration Agreement, during the term and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints – completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program – and upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each Company program, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on both the Company’s programs and the two Gilead-contributed programs. Gilead may conduct certain development activities related to the Gilead Collaboration Agreement which will be reimbursed by the Company. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

The Gilead Collaboration Agreement is subject to termination by either party for the other party’s uncured, material breach or insolvency. Subject to certain limitations, the Company and Gilead both have certain termination for convenience rights, upon sufficient prior written notice, with respect to programs that one party in-licenses from the other (subject to Gilead’s option rights), and with respect to Gilead, for programs it has option rights to subject to certain time limitations with respect to existing Company programs). Gilead also has a right to terminate the collaborative activities under the Gilead Collaboration Agreement at certain specified points during the collaboration term.

The Company concluded Gilead is a customer and accordingly, the Gilead Collaboration Agreement is within the scope of the revenue from contracts with customers guidance. The Company identified a single combined performance obligation for the discovery, research and development services during the collaboration term (the R&D Services). The Company concluded the R&D Services are distinct from Gilead's right to obtain an exclusive license to any of the Company's programs as Gilead benefits from the knowledge and expertise gained from the R&D Services and the Company's know-how is not highly specialized in nature. Gilead could perform the R&D Services themselves, particularly considering Gilead contributed its HPI and NNPI programs and Gilead may continue to conduct development activities on programs being developed under the Gilead Collaboration Agreement. None of the options in the contract were deemed to be separate performance obligations as the options did not provide any discounts or other rights which would be considered a material right in the arrangement.

The Company determined the Gilead Collaboration Agreement and Gilead Equity Agreements should be assessed as a single combined transaction because the agreements were negotiated and entered into together, with a single commercial objective. The Company accounted for the agreements based on the fair values of the assets and services exchanged. Of the $15.2 million in proceeds received under the Gilead Equity Agreements, $5.9 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement. As of the effective date of the Gilead Collaboration Agreement, the total transaction price was determined to be $90.7 million. The value the Company received from the licenses Gilead contributed are not material within the context of the contract and accordingly, the Company made no adjustments to the transaction price for them.

The variable consideration related to the regulatory and commercial milestones has not been included in the transaction price as of December 31, 2023, since Gilead has not opted in to take a license to any of the Company's programs. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The transaction price, including the upfront payment from Gilead, is reflected as collaboration revenue when realized in the Company’s consolidated statements of operations. The Company will recognize revenue over time using a cost-based input method, based on internal and external labor cost effort to perform the services, over the initial non-cancellable term of three years since this method best reflects the transfer of services to Gilead. In applying a cost-based input method of revenue recognition, the Company uses actual costs incurred relative to estimated total costs to fulfill each performance obligation. A cost-based input method of revenue recognition requires the Company to make estimates of costs to complete the performance obligation. The cumulative effect of any revisions to estimated costs to complete the performance obligation and associated variable consideration will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company recognized collaboration revenue of $4.4 million during the year ended December 31, 2023. The transaction price for future collaborative activities was recorded as deferred revenue on the consolidated balance sheet as of December 31, 2023, of which $30.9 million was included in deferred revenue - short-term and $55.4 million was included in deferred revenue - long-term. During the year ended December 31, 2023, the Company did not make any payments to Gilead.

Antios Agreement

In July 2021, the Company and Antios Therapeutics, Inc. (Antios) entered into a Clinical Trial Collaboration Agreement (the Antios Agreement) to collaborate on a triple combination therapy using VBR and Antios’s active site polymerase inhibitor nucleotide ATI-2173 for the treatment of HBV. Assembly and Antios were individually responsible for the study’s manufacturing costs but equally shared the remaining costs of the study. Antios was responsible for conducting the clinical trial with Assembly reimbursing Antios its share of expenses. In May 2022, the Company was notified by Antios that ATI-2173 had been placed on clinical hold by the FDA following submission of a safety report involving a patient who received a triple combination of VBR, ATI-2173 and a nucleos(t)ide analog reverse transcriptase inhibitor (NrtI). Due to the clinical hold, the Company terminated the Antios Agreement effective May 2022.

There were no costs incurred during the year ended December 31, 2023. During the year ended December 31, 2022, the Company incurred $0.4 million in research and development expenses under the Antios Agreement.

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, pharmacokinetics and antiviral activity of the triple combination of VBR, AB-729 and an NrtI compared to the double combinations of VBR with a NrtI and AB-729 with a NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma share responsibility for the costs of the trial equally, excluding manufacturing supply which are the burden of each company to supply their respective drugs, VBR and AB-729. Assembly is responsible for conducting this clinical trial with Arbutus Biopharma reimbursing Assembly its share of expenses. In February 2023, Assembly and Arbutus Biopharma decided to terminate the Phase 2 clinical trial early, at the end of the 48-week on-treatment period, and are in the process of closing the study.

The Arbutus Biopharma Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of the collaborative activity. Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s consolidated statements of operations. The Company recognized a reduction of research and development expense of $1.6 million and $2.7 million under the Arbutus Biopharma Agreement during the years ended December 31, 2023 and 2022, respectively.

BeiGene Agreement

In July 2020, the Company and BeiGene entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel core inhibitor product candidates vebicorvir (VBR), ABI-H2158 (2158) and ABI-H3733 (3733) for chronic HBV infection (the Licensed Product Candidates) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory). Under the agreement, the Company and BeiGene are collaborating on certain global clinical studies and both the Company and BeiGene will independently conduct other clinical studies in their own respective territories. During the term of the BeiGene Agreement, neither party will commercialize any competing products in the Territory. In September 2021, the Company discontinued development of 2158 following the observation of elevated alanine transaminase levels in the Phase 2 clinical study consistent with drug-induced hepatotoxicity, and in July 2022, the Company discontinued clinical development of VBR because it did not achieve functional cure or finite treatment in its two- and three-drug combination studies. In conjunction with the Company entering into the Gilead Collaboration Agreement with Gilead in October 2023, the Company discontinued further development and will no longer seek partnering of 3733. As of the Company's discontinuation of 3733 development, there are no remaining products in development which have been licensed to BeiGene.

Pursuant to the terms of the BeiGene Agreement, the Company received an upfront cash payment of $40.0 million from BeiGene for the delivery of exclusive, royalty-bearing licenses to develop and commercialize the Licensed Product Candidates in the Territory, and the Company was eligible to receive up to approximately $500.0 million in cash milestone payments, comprised of up to $113.8 million for development and regulatory milestones and up to $385.0 million in net sales milestones. In addition, the Company was eligible to receive tiered royalties at percentages ranging from the mid-teens to the low thirties of net sales. Due to the discontinuation of development of VBR, 2158 and 3733, the Company is not eligible to receive any development and regulatory milestones or net sales milestones.

The BeiGene Agreement is within the scope of the collaborative arrangements guidance as both parties are active participants and are exposed to significant risks and rewards dependent on the success of commercializing the Licensed Product Candidates in the Territory but that the unit of account related to the delivery of Licensed Product Candidates is within the scope of the contract with customers guidance. The Company identified the following material promises related to the contract with customers unit of account under the BeiGene Agreement: 1) the transfer of the VBR License, 2) the transfer of the 2158 License, and 3) the transfer of the 3733 License. The Company concluded each of these licenses to be functional as they have significant standalone functionality and grant BeiGene the right to use the Company’s intellectual property as it exists on the effective date of the license. The Company estimated the SSP of the licenses using an income-based valuation approach for the estimated value a licensor of the compounds would receive considering the stage of the compound’s development.

The transaction price at the inception of the agreement was limited to the $40.0 million upfront payment. The variable consideration related to the remaining development and commercialization milestone payments has not been included in the transaction price as these were fully constrained as of December 31, 2023 and 2022. Following the discontinuation of development and decision to no longer seek partnering of 3733, the obligation related to the technology transfer associated with the license of 3733 was considered to be complete. Accordingly, the Company recognized $2.7 million as collaboration revenue for the amount allocated to 3733 during the year ended December 31, 2023. No revenue was recognized during the year ended December 31, 2022. As of December 31, 2023 and 2022, there were no remaining performance obligations under the BeiGene Agreement. The transaction price allocated to 3733 of $2.7 million was recorded as a long-term deferred revenue contract liability on the consolidated balance sheet as of December 31, 2022. During the years ended December 31, 2023 and 2022, the Company did not recognize any increase or reduction of research and development expense under the BeiGene Agreement.

The Company incurred $3.5 million in incremental costs of obtaining the BeiGene Agreement. These contract costs have been capitalized and are being recognized consistent with the pattern of recognition of revenue associated with the Licensed Product Candidates. As of December 31, 2023, no unamortized contract costs remained. As of December 31, 2022, the remaining unamortized contract costs were $0.2 million and were included in other assets on the consolidated balance sheet.

Note 11 – Strategic License Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company has been party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it has licensed aspects of the Company’s HBV program held by IURTC. The license agreement requires the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, should all milestones through development be met, is $0.8 million, with a portion related to the first performance milestone having been paid. The Company is obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly receives. The Company is also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC are less than such fees for that year. In February 2024, following its decision to discontinue further development or partnering for 3733, the Company terminated the IURTC license agreement, which will become effective April 2024. The Company paid IURTC $0.1 million in diligence maintenance fees during both the years ended December 31, 2023 and 2022, which are included in research and development expenses in the consolidated statements of operations and comprehensive loss.

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

Under the consolidation accounting standard, the Company determined Door Pharma was a VIE. The Company did not have the power to direct the activities that most significantly affected the economic performance of Door Pharma and as such the Company was not the primary beneficiary and consolidation was not required prior to the termination of the agreement in May 2022.

The Company did not incur any research and development funding during the year ended December 31, 2023. The Company incurred research and development funding of $1.6 million during the year ended December 31, 2022.

Microbiome Purchase Agreement

In December 2021, the Company entered into an asset purchase agreement (the Microbiome Purchase Agreement) with a third party pursuant to which the Company sold know-how, patents, materials and regulatory filings for the Company’s Microbiome program. The sale included ABI-M201 (M201), which had been the Company’s lead candidate in its Microbiome program. As consideration for the sale, the Company was entitled to receive $3.0 million, of which $1.5 million was received in 2021 and the remaining $1.5 million was received in 2022. The Company is also entitled to receive a $10.0 million milestone payment upon the achievement of a regulatory approval milestone as defined in the purchase agreement. The variable consideration relating to the $10.0 million milestone has not been included in the transaction price as it was fully constrained as of December 31, 2023 and 2022. As part of the Company’s evaluation of the development milestone constraint, it determined the achievement of the milestone is contingent upon success in future clinical studies and regulatory approvals which are not within its control and uncertain at this stage.

Note 12 - Income Taxes

Income tax benefit is as follows (in thousands):

December 31,
	2023	2022
Current:
Federal	$33	$—
State	—	—
Foreign	—	—
	33	—
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Income tax expense	$33	$—

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2023	2022
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	7.7	8.3
Research and development tax credits	4.4	3.3
Return to provision adjustments	0.3	—
Uncertain tax positions	(0.9)	(0.7)
Stock-based compensation	(1.7)	(2.9)
Other	(0.5)	(0.2)
Change in valuation allowance	(30.4)	(28.8)
Income taxes provision (benefit)	-0.1%	0.0%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2023	2022
Deferred tax assets:
Federal and state-operating loss carryforwards	$148,119	$144,165
Stock-based compensation	9,948	9,919
Capitalized research expense	28,578	15,004
Operating lease liabilities	594	880
Research and development credits	15,816	13,471
Other	19	1,372
Total deferred tax assets	203,074	184,811
Valuation allowance	(202,428)	(184,000)
Deferred tax asset, net of valuation allowance	$646	$811

Deferred tax liabilities:
Operating lease right-of-use assets	$(593)	$(811)
Other	(53)	—
Total deferred tax liabilities	(646)	(811)
Net deferred tax liability	$—	$—

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The valuation allowance increased by $18.4 million and $26.9 million for the years ended December 31, 2023 and 2022, respectively, primarily due to an increase in the Company’s federal and state-operating loss carryforwards.

Net operating loss and tax credit carryforwards as of December 31, 2023 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$401,038	Indefinite
Net operating losses, federal (pre January 1, 2018)	123,552	2027 - 2037
Net operating loss, state (Indefinite)	880	Indefinite
Net operating loss, state (Definite)	592,044	2031 - 2041
Research and development tax credits, federal	15,203	2028 - 2041
Research and development tax credits, state	6,108	Indefinite

Pursuant to Internal Revenue Code (IRC), Sections 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company has performed an ownership change study through December 31, 2022 and has determined a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company has adjusted its net operating loss carryovers to appropriately reflect any attributes which will expire due to the limitation. The Company has not completed any additional analysis for IRC Sections 382 and 383 and there is a risk additional changes in ownership could have occurred since December 31, 2022. If a change in ownership were to have occurred, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

	As of December 31,
	2023	2022
Balances as of beginning of year	$3,873	$3,237
Increases related to prior year tax positions	47	—
Decreases related to prior year tax positions	—	(36)
Increases related to current year tax positions	575	672
Balances as of end of year	$4,495	$3,873

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on the prior year’s operations and experience, the Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for unexpected or unusual items that arise in the ordinary course of business. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense.

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

Note 13 - Leases

Operating Leases

In August 2023, the Company entered into a sublease agreement for office and laboratory space in South San Francisco, California to serve as the Company's new corporate headquarters. The sublease contains scheduled annual rent increases over the lease term and expires in October 2025. The Company has the option to extend the sublease through September 30, 2029. The option to extend the Company's corporate headquarters sublease through 2029 is not included in the Company's ROU assets or lease liabilities. The Company's previous corporate headquarters sub-sublease in South San Francisco, California expired in December 2023. The Company also leased office space in Carmel, Indiana under a lease agreement, which expired in August 2023. In February 2021, the Company subleased substantially all of the office space under lease in Carmel, Indiana for the remainder of its term. The Company’s China subsidiary leases a registrational office in Shanghai, which expires in March 2024. The Company's registrational office in Beijing, which was month-to-month, ended in 2023. The Company also leases certain laboratory equipment accounted for as operating leases expiring at various dates, with the final lease expiring in 2025.

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

At December 31, 2023, the Company had operating lease liabilities of $2.3 million and ROU assets of $2.3 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Year Ended December 31,
	2023	2022
Lease cost
Operating lease cost	$3,507	$3,505
Short-term lease cost	12	23
Variable lease cost	1,504	1,573
Sublease income	(102)	(153)
Total lease cost, net	$4,921	$4,948

As of December 31, 2023, the weighted-average remaining lease term for operating leases was 2.5 years and the weighted-average discount rate for operating leases was 10.0%.

As of December 31, 2023, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2024	$1,400
2025	1,174
Total	2,574
Less: present value discount	(232)
Operating lease liabilities	$2,342

Note 14 - Employee Benefit Plan

In January 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. During the years ended December 31, 2023 and 2022, the Company made discretionary matching contributions of $0.7 million and $0.8 million, respectively.

Note 15 - Subsequent Event

Reverse Stock Split

In September 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company, as the bid price for its common stock had closed below $1.00 per share for the last 30 consecutive business days, it was not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a 180-calendar day period, or until March 25, 2024, to regain compliance with the minimum bid price requirement. The continued listing standard would be met once the closing bid price of the Company’s common stock was at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. In January 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-7 to 1-for-17, and the Company's board of directors approved the implementation of the Reverse Stock Split at a ratio of 1-for-12. The Reverse Stock Split was effective as of February 9, 2024 and the Company regained compliance with the minimum bid price requirement in February 2024.

As of the effective time of the Reverse Stock Split, every 12 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock. This reduced the number of shares outstanding from 65.8 million shares to 5.5 million shares. The Reverse Stock Split does not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded down to the nearest whole share with respect to outstanding shares of common stock. Any holders of common stock who would have otherwise received a fractional share of common stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All share and per share amounts of the Company's common stock presented have been retroactively adjusted to reflect the 1-for-12 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.