Form 10-Q
period 2024-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2024-05-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission file number: 001-35005

ASSEMBLY BIOSCIENCES, INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8729264
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

Two Tower Place, 7th Floor
South San Francisco, California	94080
(Address of principal executive offices)	(zip code)

(833) 509-4583

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001	ASMB	The Nasdaq Global Select Market5

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

As of May 3, 2024, there were 5,513,308 shares of the registrant’s common stock outstanding.

References to Assembly Biosciences, Inc.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “board of directors” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 28, 2024 (2023 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	March 31,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,749	$19,841
Marketable securities	94,227	110,406
Accounts receivable from collaboration	43	43
Prepaid expenses and other current assets	4,149	3,497
Total current assets	117,168	133,787

Property and equipment, net	367	385
Operating lease right-of-use (ROU) assets	2,036	2,339
Other assets	312	312
Total assets	$119,883	$136,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$727	$461
Accrued research and development expenses	2,059	885
Other accrued expenses	2,051	5,744
Deferred revenue from a related party - short-term	32,771	30,915
Operating lease liabilities - short-term	1,145	1,220
Total current liabilities	38,753	39,225

Deferred revenue from a related party - long-term	47,738	55,379
Operating lease liabilities - long-term	791	1,122
Total liabilities	87,282	95,726

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 5,482,752 shares issued and outstanding as of March 31, 2024 and December 31, 2023	5	5
Additional paid-in capital	827,660	826,921
Accumulated other comprehensive loss	(239)	(81)
Accumulated deficit	(794,825)	(785,748)
Total stockholders' equity	32,601	41,097
Total liabilities and stockholders' equity	$119,883	$136,823

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Collaboration revenue from a related party	$5,785	$—

Operating expenses
Research and development	11,879	14,547
General and administrative	4,635	5,012
Total operating expenses	16,514	19,559
Loss from operations	(10,729)	(19,559)

Other income
Interest and other income, net	1,652	609
Total other income	1,652	609
Net loss	$(9,077)	$(18,950)

Other comprehensive loss
Unrealized (loss) gain on marketable securities	(158)	290
Comprehensive loss	$(9,235)	$(18,660)

Net loss per share, basic and diluted	$(1.66)	$(4.46)
Weighted average common shares outstanding, basic and diluted	5,483,313	4,251,037

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Unrealized loss on marketable debt securities	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	739	—	—	739
Net loss	—	—	—	—	(9,077)	(9,077)
Balance as of March 31, 2024	5,482,752	$5	$827,660	$(239)	$(794,825)	$32,601

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2022	4,074,552	$4	$807,983	$(803)	$(724,520)	$82,664
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	254,203	—	4,492	—	—	4,492
Issuance of common stock for settlement of restricted stock units (RSUs)	5,820	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	290	—	290
Stock-based compensation	—	—	1,837	—	—	1,837
Net loss	—	—	—	—	(18,950)	(18,950)
Balance as of March 31, 2023	4,334,575	$4	$814,312	$(513)	$(743,470)	$70,333

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(9,077)	$(18,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32	124
Stock-based compensation	739	1,835
Net accretion of investments in marketable debt securities	(1,264)	(52)
Non-cash rent expense	359	855
Changes in operating assets and liabilities:
Accounts receivable from collaboration	—	227
Prepaid expenses and other current assets	(652)	(1,598)
Other assets	—	555
Accounts payable	266	(1,269)
Accrued research and development expenses	1,174	(76)
Other accrued expenses	(3,693)	(4,161)
Deferred revenue from a related party	(5,785)	—
Operating lease liabilities	(463)	(918)
Net cash used in operating activities	(18,364)	(23,428)

Cash flows from investing activities
Proceeds from maturities of marketable securities	21,000	10,000
Purchases of property and equipment	(14)	—
Purchases of marketable securities	(3,714)	—
Net cash provided by investing activities	17,272	10,000

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	4,492
Net cash provided by financing activities	—	4,492

Net decrease in cash and cash equivalents	(1,092)	(8,936)
Cash and cash equivalents at the beginning of the period	19,841	52,418
Cash and cash equivalents at the end of the period	$18,749	$43,482

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics. The Company's pipeline includes two helicase-primase inhibitors (HPI) targeting recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly modulator candidate designed to disrupt the replication cycle of hepatitis B virus (HBV) and research programs focused on a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV. The Company operates in one segment and is headquartered in South San Francisco, California.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2023, which are contained in the 2023 Annual Report. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the entire year ending December 31, 2024 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates for revenue recognition and costs incurred but not yet invoiced for research and development accruals.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible these external factors could have an effect on the Company’s estimates and could cause actual results to differ materially from those estimates and assumptions.

Other Risks and Uncertainties

U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, rising interest rates to combat inflation, the risk of a recession, the war between Russia and Ukraine and the Israel-Hamas war. The Company cannot predict at this time to what extent, if at all, it and its employees, CROs, vendors and/or collaborators could potentially be negatively impacted by these events.

Reverse Stock Split

In September 2023, the Company received a letter from the Listing Qualifications Department of the Nasdaq Stock Market notifying the Company, as the bid price for its common stock had closed below $1.00 per share for the last 30 consecutive business days, it was not in compliance with Nasdaq Listing Rule 5450(a)(1), which is the minimum bid price requirement for continued listing on the Nasdaq Global Select Market. In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company was provided a 180-calendar day period, or until March 25, 2024, to regain compliance with the minimum bid price requirement. The continued listing standard would be met once the closing bid price of the Company’s common stock was at least $1.00 per share for a minimum of ten consecutive business days during the 180-calendar day period. In January 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-7 to 1-for-17, and the Company's board of directors approved the implementation of the reverse stock split at a ratio of 1-for-12 (the Reverse Stock Split). The Reverse Stock Split was effective as of February 9, 2024 and the Company regained compliance with the minimum bid price requirement in February 2024.

As of the effective time of the Reverse Stock Split, every 12 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock. This reduced the number of shares outstanding from 65.8 million shares to 5.5 million shares. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded down to the nearest whole share with respect to outstanding shares of common stock. Any holders of common stock who would have otherwise received a fractional share of common stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All prior period share and per share amounts of the Company's common stock presented have been retroactively adjusted to reflect the 1-for-12 Reverse Stock Split, including reclassifying an amount equal to the reduction in par value of common stock to additional paid-in capital.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(9,077)	$(18,950)
Denominator:
Weighted average common shares outstanding - basic and diluted	5,483,313	4,251,037
Net loss per share - basic and diluted	$(1.66)	$(4.46)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	March 31,
	2024	2023
Options to purchase common stock	1,026,696	876,272
Common stock subject to purchase under Employee Stock Purchase Plan	7,545	7,740
Unvested RSUs	103,752	143,110
Total	1,137,993	1,027,122

Note 3 – Related Party

In October 2023, the Company entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) under which it received total proceeds of $100.0 million from Gilead Sciences, Inc. (Gilead). During the three months ended March 31, 2024, the Company recognized $5.8 million of collaboration revenue under the Gilead Collaboration Agreement (see Note 8). As of March 31, 2024, Gilead held 19.9% of the Company's outstanding voting common stock. Additionally, Gilead may, at the Company’s or Gilead's option, subject to certain conditions, purchase additional shares to increase its holdings up to a maximum of 29.9% of the Company's then-outstanding voting common stock. Under the Investor Rights Agreement, Gilead has the right to designate two directors to the Company's board of directors. The Company appointed each of Gilead's designees to its board of directors in December 2023 and February 2024.

Note 4 – Fair Value Measurements and Investments in Marketable Securities

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

Investments in marketable securities consisted of the following (in thousands):

	March 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,110	$—	$—	$18,110
Total cash equivalents	18,110	—	—	18,110
Short-term marketable securities
U.S. and foreign corporate debt securities	17,764	12	—	17,776
U.S. treasury securities	60,471	20	(6)	60,485
U.S. and foreign commercial paper	15,958	11	(3)	15,966
Total short-term marketable securities	94,193	43	(9)	94,227
Total cash equivalents and marketable securities	$112,303	$43	$(9)	$112,337

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	17,595	41	(3)	17,633
U.S. treasury securities	76,891	127	—	77,018
U.S. and foreign commercial paper	15,728	27	—	15,755
Total short-term marketable securities	110,214	195	(3)	110,406
Total cash equivalents and marketable securities	$129,196	$195	$(3)	$129,388

There were no realized gains and losses for the three months ended March 31, 2024 and 2023. As of March 31, 2024 and 2023, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets during the three months ended March 31, 2024 and 2023.

Accrued interest receivable was $0.3 million as of March 31, 2024 and December 31, 2023 and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three months ended March 31, 2024 and 2023.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,110	$—	$—	$18,110
Total cash equivalents	18,110	—	—	18,110
Short-term marketable securities
U.S. and foreign corporate debt securities	—	17,776	—	17,776
U.S. treasury securities	—	60,485	—	60,485
U.S. and foreign commercial paper	—	15,966	—	15,966
Total short-term marketable securities	—	94,227	—	94,227
Total assets measured at fair value	$18,110	$94,227	$—	$112,337

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	—	17,633	—	17,633
U.S. treasury securities	—	77,018	—	77,018
U.S. and foreign commercial paper	—	15,755	—	15,755
Total short-term marketable securities	—	110,406	—	110,406
Total assets measured at fair value	$18,982	$110,406	$—	$129,388

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrued expenses:
Accrued compensation	$1,727	$5,484
Accrued professional fees and other	324	260
Total accrued expenses	$2,051	$5,744

Note 6 – Sale of Common Stock

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. The Company did not sell any shares of common stock under the 2020 ATM during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company sold 254,203 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	$354	$910
General and administrative	385	925
Total stock-based compensation expense	$739	$1,835

As of March 31, 2024, there was $4.2 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.9 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2024	2023
Exercise price	$13.30	$10.68 - $18.36
Expected volatility	80.4% - 86.9%	77.5% - 82.8%
Risk-free rate	4.16%	3.59% - 4.00%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Expected dividend yield	0%	0%

Note 8 - Collaboration Agreements

Gilead Agreement

In October 2023, the Company entered into the Gilead Collaboration Agreement and the Gilead Equity Agreements under which it received total proceeds of $100.0 million. Under the Gilead Collaboration Agreement, Gilead exclusively licensed to the Company its HPI program and NNPI program, while retaining opt-in rights to these programs and have an option to take an exclusive license, on a program-by-program basis, to all of the Company’s other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised.

If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each of the Company’s programs, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on its programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

The Gilead Collaboration Agreement is subject to termination by either party for the other party’s uncured, material breach or insolvency. Subject to certain limitations, the Company and Gilead both have certain termination for convenience rights, upon sufficient prior written notice, with respect to programs that one party in-licenses from the other (subject to Gilead’s option rights), and with respect to Gilead, for programs it has option rights to (subject to certain time limitations with respect to existing Company programs). Gilead also has a right to terminate the collaborative activities under the Gilead Collaboration Agreement at certain specified points during the collaboration term. Other customary termination rights are further provided in the Gilead Collaboration Agreement.

The Company concluded Gilead is a customer and accordingly, the Gilead Collaboration Agreement is within the scope of the revenue from contracts with customers guidance. The Company identified a single combined performance obligation for the discovery, research and development services during the collaboration term (the R&D Services). As of March 31, 2024, the total transaction price of the Gilead Collaboration Agreement was determined to be $90.7 million. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The transaction price is reflected as collaboration revenue when realized in the Company’s condensed consolidated statements of operations. The Company will recognize revenue over time using a cost-based input method over the initial non-cancellable term of three years since this method best reflects the transfer of services to Gilead. In applying a cost-based input method of revenue recognition, the Company uses actual costs incurred relative to estimated total costs to fulfill each performance obligation.

The Company recognized collaboration revenue of $5.8 million during the three months ended March 31, 2024. The transaction price for future collaborative activities was recorded as deferred revenue on the condensed consolidated balance sheet as of March 31, 2024, of which $32.8 million was short-term and $47.7 million was long-term. During the three months ended March 31, 2024, the Company incurred $0.2 million in reimbursable expenses due to Gilead.

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2024
Contract liabilities:
Deferred revenue	$86,294	$—	$(5,785)	$80,509

	Three Months Ended March 31,
	2024	2023
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$5,785	$—
Performance obligations satisfied in previous period	$—	$—

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (the Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, pharmacokinetics and antiviral activity of the triple combination of vebicorvir (VBR), AB-729 and a nucleos(t)ide analog reverse transcriptase inhibitor (NrtI) compared to the double combinations of VBR with a NrtI and AB-729 with a NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma share responsibility for the costs of the trial equally, excluding manufacturing supply which are the burden of each company to supply their respective drugs, VBR and AB-729. Assembly is responsible for conducting this clinical trial with Arbutus Biopharma reimbursing Assembly its share of expenses. In February 2023, Assembly and Arbutus Biopharma decided to terminate the Phase 2 clinical trial early, at the end of the 48-week on-treatment period, and are in the process of completing the final reconciliation of costs.

Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. There were no costs incurred under the Arbutus Biopharma Agreement during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company recognized a reduction of research and development expenses of $0.6 million under the Arbutus Biopharma Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company was party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it licensed aspects of the Company’s HBV program held by IURTC. The license agreement required the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, if all milestones through development were met, was $0.8 million, with a portion having been paid. The Company was obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly received. The Company was also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC were less than such fees for that year. In February 2024, following its decision to discontinue further development or partnering for ABI-H3733, the Company terminated the IURTC license agreement, which became effective April 2024. The Company paid IURTC $0.1 million in diligence maintenance fees during both the three months ended March 31, 2024 and 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2023 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the U.S. Securities and Exchange Commission on March 28, 2024 (2023 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” in our 2023 Annual Report and “Part II. Item 1A. Risk Factors” in this report.

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes two helicase-primase inhibitors (HPI) targeting recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) and research programs focused on a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV.

Our Clinical Programs and CTA-Enabling Programs

We expect four of our programs to initiate clinical studies in 2024. By mid-year, we expect to initiate the Phase 1a portion of a Phase 1a/1b study of ABI-5366 (5366), a long-acting HPI for recurrent genital herpes and a Phase 1b study of ABI-4334 (4334), a highly potent, next-generation CAM for chronic HBV infection. By the end of the year, we expect to initiate: the Phase 1b portion of the Phase 1a/1b study of 5366; a Phase 1a study of ABI-6250 (6250), an orally bioavailable HDV entry inhibitor; and a Phase 1a study of ABI-1179 (1179), a long-acting HPI for recurrent genital herpes contributed by Gilead Sciences, Inc. (Gilead) through the Gilead Collaboration (as defined below).

Recurrent Genital Herpes/HSV-1 and HSV-2

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

HPIs are antiviral agents in development for HSV-1 and HSV-2, with a clinically-validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. Both of these subunits have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Approximately 50% of individuals with initial symptomatic genital herpes infection have three or more recurrences per year, including over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents are only partially effective at controlling the infection or reducing transmission risk. With current nucleoside analog therapies, only one out of three recurrent genital herpes patients with six or more recurrences per year are able to make it through a year of treatment without a recurrence. There are still high titer (greater than 104 HSV-2 DNA copies/mL) shedding episodes under this current standard of care for recurrent genital herpes, which can lead to recurrent episodes and transmission of genital herpes.

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

To date, 5366 has demonstrated a favorable nonclinical safety profile in Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. During the first quarter of 2024, we filed a CTA to support initiation of Phase 1a/1b clinical studies, which was approved in April 2024. We expect to initiate a Phase 1a/1b clinical study by mid-2024. Interim Phase 1a data is expected in the third quarter of 2024 and interim Phase 1b data is expected in the first half of 2025.

In addition, we are also advancing 1179, a structurally-differentiated HPI with single digit nM potency against HSV-1 and HSV-2 and a nonclinical pharmacokinetics (PK) profile strongly supporting a potential long-acting treatment by oral and injectable administration. GLP toxicology studies are underway and clinical studies are expected to begin by the end of 2024. We acquired rights to 1179, Gilead’s HPI program, as part of the Gilead Collaboration in October 2023.

HBV and HDV

The World Health Organization (WHO) estimates that 254 million people worldwide are chronically infected with HBV as of 2022, and 1.2 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 1.1 million people died in 2022 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. As of 2022, of the 254 million people living with chronic HBV infection, only approximately 33 million, or 13%, were aware of their infection, and only approximately 7 million, or 3% receiving treatment. HBV is a highly prevalent disease that infects almost three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO.

HDV is a “satellite virus,” because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in the European Union (EU). HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care for chronic HBV infection, nucleos(t)ide analog reverse transcriptase inhibitors (NrtIs), are taken life-long and reduce, but do not eliminate, the virus and result in very low cure rates. No new mechanisms of action (MOA) have been approved for the treatment of chronic HBV infection in over 25 years. The focus of our HBV program is to improve outcomes and increase the number of patients diagnosed and treated through the development of finite and curative therapies targeting an orthogonal MOA.

The current standard of care treatment for HDV is off-label pegylated IFN-α injected weekly or, in some regions, a large, complex molecule that requires daily injections. There are no approved HDV treatments in the United States, and there is only one approved HDV treatment in the EU. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV, which face a significant and immediate disease burden.

HDV Entry Inhibitor Program

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in the EU). The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

In September 2023, we nominated 6250, a novel, orally bioavailable small molecule approach to inhibit entry of HBV and HDV by targeting NTCP. In nonclinical studies, 6250 demonstrated low nanomolar potency against all tested HBV/HDV genotypes, favorable selectivity for NTCP versus other bile acid transporters, good oral bioavailability and a PK profile in nonclinical species projected to support once-daily oral dosing.

At the European Association for the Study of the Liver's International Liver CongressTM in June 2023 and the International HBV Meeting in September 2023, we presented nonclinical characterization of the potencies and properties of our novel class of highly potent, small molecule, orally-bioavailable entry inhibitors. We expect to initiate Phase 1a clinical studies of 6250 by the end of 2024.

Capsid Assembly Modulator Program

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

A benchmark for therapeutic agents aiming to decrease cccDNA levels is the use of several key viral antigens as surrogate biomarkers of active cccDNA. The same biomarkers can be used in both primary human hepatocytes and infected individuals. On this basis, our next-generation CAM, 4334, has shown nonclinical proof of principle. In a variety of cell culture models, 4334 has demonstrated the ability to reduce production of HBV DNA levels as well as the surrogate markers for cccDNA establishment: HBV e antigen (HBeAg), HBV core-related antigen (HBcrAg) and HBV pre-genomic RNA (pgRNA).

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

A Phase 1a study demonstrated that 4334 was well tolerated when administered orally as single or multiple doses. In addition, the PK data supports 4334 as a once daily oral therapy and predicts best in class activity against both MOA

#1 and MOA #2. During the first quarter of 2024, we filed a CTA to support initiation of a Phase 1b clinical study, which was approved in April 2024, and we expect to initiate the Phase 1b clinical study of 4334 by mid-2024.

Research Programs

Transplant-Associated Herpesviruses

In August 2022, in connection with our announcement of our HPI program, we also introduced our NNPI research program, targeting transplant-associated herpesviruses. In a transplant setting, when people are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of people receiving transplants are CMV-positive; (2) 60% of people receiving transplants are HSV-positive; and (3) 80% of people receiving transplants are VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in people receiving transplants due to the use of immunosuppressive drugs following the transplant. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 60,000 people receiving transplants in 2018 in the United States and EU4/UK.

While there are approved antivirals that are administered in a transplant setting, currently approved antivirals are not broad spectrum and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop a potent oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which could greatly advance treatment. Our research team has discovered multiple chemical series of potent, broad-spectrum herpesvirus polymerase inhibitors. In addition, Gilead exclusively licensed us its NNPI program, and we believe the combined effort will accelerate candidate nomination and enhance our chance of clinical success.

IFNAR Agonist

In July 2022, we introduced our new research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the IFN-α pathway within the liver and offer the convenience of oral dosing. IFN-α is a subcutaneous injectable immune modulatory therapy approved for HBV that has demonstrated functional cure in some HBV infected people, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

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

The Gilead Collaboration Agreement is subject to termination by either party for the other party’s uncured, material breach or insolvency. Subject to certain limitations, we and Gilead both have certain termination for convenience rights, upon sufficient prior written notice, with respect to programs that one party in-licenses from the other (subject to Gilead’s option rights), and with respect to Gilead, for programs it has option rights to (subject to certain time limitations with respect to existing Company programs). Gilead also has a right to terminate the collaborative activities under the Gilead Collaboration Agreement at certain specified points during the collaboration term. Other customary termination rights are further provided in the Gilead Collaboration Agreement.

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), pursuant to which Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. If we complete an equity financing (or series of financings) by July 15, 2024 that results in at least $30 million of proceeds to us, then, subject to approval by our stockholders (which was obtained on January 31, 2024), we may require Gilead to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. If we do not complete the equity financing or do not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of (1) a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill provision and a two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

Operations

We currently have corporate and administrative offices and research laboratory space in South San Francisco, California.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of March 31, 2024, we had an accumulated deficit of $794.8 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the next few years due to the Gilead Collaboration Agreement. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Our critical accounting policies and significant estimates are detailed in our 2023 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2023 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Collaboration revenue	$5,785	$—	$5,785	100%

Collaboration revenue for the three months ended March 31, 2024 includes the recognition of $5.8 million for services performed under the Gilead Collaboration Agreement entered into in October 2023. There was no revenue for the three months ended March 31, 2023.

Research and Development Expenses

Research and development expenses consist primarily of employee-related expenses, fees paid to contract research organizations and contract manufacturing organizations, lab supplies and other third-party expenses that support our research and discovery, nonclinical and clinical activities. External costs represent a significant portion of our research and development expenses, which we track on a program-by-program basis following the nomination of a development candidate. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
External expenses:
Research and discovery	$2,379	$2,767	$(388)	(14%)
1179	1,040	—	1,040	100%
6250	1,027	—	1,027	100%
4334	553	770	(217)	(28%)
5366	377	—	377	100%
ABI-H3733 (3733)	—	1,834	(1,834)	(100%)
Vebicorvir (VBR)	—	858	(858)	(100%)
ABI-H2158	—	121	(121)	(100%)
Total external expenses	5,376	6,350	(974)	(15%)
Employee and contractor-related expenses	5,775	7,007	(1,232)	(18%)
Facility and other expenses	728	1,190	(462)	(39%)
Total research and development expenses	$11,879	$14,547	$(2,668)	(18%)

Research and development expenses were $11.9 million for the three months ended March 31, 2024 compared to $14.5 million for the same period in 2023. The $2.7 million decrease in research and development expenses was driven by decreases in external expenses during the three months ended March 31, 2024 compared to the same period in 2023 due to our discontinuation of the 3733 and VBR programs. The overall decrease in external expenses was partially offset by increases in expenses related to 1179, which was licensed from Gilead pursuant to the Gilead Collaboration Agreement in October 2023, and the nomination of 6250. We also experienced a decrease of $1.2 million in employee and contractor-related expenses primarily due to a decrease in stock-based compensation expense because of lower grant date fair value of our awards vesting, as well as reductions in the number of third-party contractors used. Facility and other expenses decreased by $0.5 million due to cost savings in rent and related expenses attributable to our new corporate headquarters sublease, which commenced in November 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
General and administrative expenses	$4,635	$5,012	$(377)	(8%)

General and administrative expenses were $4.6 million for the three months ended March 31, 2024 compared to $5.0 million for the same period in 2023. The decrease of $0.4 million in general and administrative expenses was primarily due to a decrease in stock-based compensation expense because of lower grant date fair value of our awards vesting and a decrease in the number of employees.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest and other income, net	$1,652	$609	$1,043	171%

Interest and other income, net was $1.7 million for three months ended March 31, 2024, compared to $0.6 million for the same period in 2023. The increase of $1.0 million was primarily due to more interest income earned on marketable securities caused by a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2024 principally through equity financings, raising an aggregate of $618.8 million in net proceeds, and strategic collaborations, raising an aggregate of $185.7 million through upfront payments.

Cash Flows for the Three Months Ended March 31, 2024 and 2023

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating activities	$(18,364)	$(23,428)
Investing activities	17,272	10,000
Financing activities	—	4,492
Net decrease in cash and cash equivalents	$(1,092)	$(8,936)

Operating Activities

Net cash used in operating activities was $18.4 million for the three months ended March 31, 2024. This was primarily due to our $9.1 million net loss, including the recognition of $5.8 million deferred revenue under the Gilead Collaboration Agreement. We also experienced a decrease in other accrued expenses of $3.7 million due to payment of our 2023 annual bonuses in 2024.

Net cash used in operating activities was $23.4 million for the three months ended March 31, 2023. This was primarily due to our $19.0 million net loss and a decrease in other accrued expenses of $4.2 million due to payment of our 2022 annual bonuses in 2023.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2024 was $17.3 million due to proceeds from maturities of our marketable securities, partially offset by purchases of marketable securities.

Net cash provided by investing activities for the three months ended March 31, 2023 was $10.0 million due to proceeds from maturities of our marketable securities.

Financing Activities

We did not generate any cash flows from financing activities for the three months ended March 31, 2024.

Net cash provided by financing activities for the three months ended March 31, 2023 was $4.5 million due to proceeds from the sale of 254,203 shares of our common stock under the 2020 ATM.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

We are not a party to any material legal proceedings. In the future, we may from time to time become involved in litigation relating to claims arising from our ordinary course of business.

Item 1A. Risk Factors

You should carefully consider the following risk factors, together with all other information in this report, including our condensed consolidated financial statements and notes thereto, and in our other filings with the SEC. If any of the following risks, or other risks not presently known to us or that we currently believe to not be material, develop into actual events, then our business, financial condition, results of operations or prospects could be materially adversely affected. If that happens, the market price of our common stock could decline, and stockholders may lose all or part of their investment.

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

All of our product candidates are in clinical development or in varying stages of nonclinical development. Data supporting our drug discovery and nonclinical and clinical development programs are derived from nonclinical studies and Phase 1 clinical studies. It may be years before the larger, pivotal studies necessary to support regulatory approval of our current product candidates are completed, if ever.

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

If a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and non-U.S. privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended by the Health Information Technology for Clinical Health Act of 2009, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission, state breach notification law and the European Union (EU) General Data Protection Regulation (EU GDPR). We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscapes for recurrent genital herpes, HDV, HBV and transplant-related herpesviruses are rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We compete with organizations, some with significantly more resources, who are developing competitive product candidates. If our competitors develop effective treatments for recurrent genital herpes, HDV, HBV and transplant-related herpesviruses or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects could be materially harmed.

Other companies with products using the same or similar mechanisms of action as ours may produce negative clinical data, which would adversely affect public and clinical communities’ perceptions of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.

Negative data from clinical studies using a competitor’s product candidates with the same or similar mechanisms of action as ours could adversely impact the perception of the therapeutic use of our product candidates and our ability to enroll individuals in clinical studies.

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

We have net operating loss carryforwards due to prior period losses generated before January 1, 2024, which if not utilized, will begin to expire in 2027 for net operating loss carryforwards prior to 2018. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Regulators globally are imposing greater monetary fines for privacy violations. The EU GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The EU GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and onerous new obligations on services providers. Noncompliance with the EU GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The EU GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. Compliance with the EU GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products or even prevent us from offering certain products in jurisdictions that we may operate in.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

3.1	Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation, dated February 9, 2024.		8-K	02/13/2024	3.12

10.1#	Assembly Biosciences, Inc. 2024 Corporate Bonus Plan.		8-K	03/15/2024	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

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

Assembly Biosciences, Inc.

Date: May 8, 2024	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)