Form 10-Q
period 2024-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2024-08-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, there were 6,345,561 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,208	$19,841
Marketable securities	90,011	110,406
Accounts receivable from collaboration	—	43
Prepaid expenses and other current assets	3,712	3,497
Total current assets	112,931	133,787

Property and equipment, net	349	385
Operating lease right-of-use (ROU) assets	1,731	2,339
Other assets	312	312
Total assets	$115,323	$136,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$801	$461
Accrued research and development expenses	2,531	885
Other accrued expenses	3,587	5,744
Deferred revenue from a related party - short-term	33,060	30,915
Operating lease liabilities - short-term	1,295	1,220
Total current liabilities	41,274	39,225

Deferred revenue from a related party - long-term	38,916	55,379
Operating lease liabilities - long-term	451	1,122
Total liabilities	80,641	95,726

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 6,345,561 and 5,482,752 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	840,946	826,921
Accumulated other comprehensive loss	(293)	(81)
Accumulated deficit	(805,977)	(785,748)
Total stockholders' equity	34,682	41,097
Total liabilities and stockholders' equity	$115,323	$136,823

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue from a related party	$8,533	$—	$14,318	$—

Operating expenses
Research and development	16,259	12,523	28,138	27,070
General and administrative	4,477	4,965	9,112	9,977
Total operating expenses	20,736	17,488	37,250	37,047
Loss from operations	(12,203)	(17,488)	(22,932)	(37,047)

Other income
Interest and other income, net	1,457	592	3,109	1,201
Total other income	1,457	592	3,109	1,201
Loss before income taxes	(10,746)	(16,896)	(19,823)	(35,846)

Income tax expense	406	—	406	—
Net loss	$(11,152)	$(16,896)	$(20,229)	$(35,846)

Other comprehensive loss
Unrealized (loss) gain on marketable securities	(54)	188	(212)	478
Comprehensive loss	$(11,206)	$(16,708)	$(20,441)	$(35,368)

Net loss per share, basic and diluted	$(1.98)	$(3.88)	$(3.64)	$(8.33)
Weighted average common shares outstanding, basic and diluted	5,642,752	4,355,007	5,563,033	4,303,244

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2024	5,482,752	$5	$827,660	$(239)	$(794,825)	$32,601
Issuance of common stock and warrants in a registered direct offering and a private placement, net of issuance costs	814,000	1	12,394	—	—	12,395
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	7,252	—	55	—	—	55
Issuance of common stock for settlement of restricted stock units (RSUs)	41,143	—	—	—	—	—
Issuance of common stock upon exercise of stock options	414	—	4	—	—	4
Unrealized loss on marketable debt securities	—	—	—	(54)	—	(54)
Stock-based compensation	—	—	833	—	—	833
Net loss	—	—	—	—	(11,152)	(11,152)
Balance as of June 30, 2024	6,345,561	$6	$840,946	$(293)	$(805,977)	$34,682

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2023	4,334,575	$4	$814,312	$(513)	$(743,470)	$70,333
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	6,966	—	54	—	—	54
Issuance of common stock under ESPP	7,533	—	80	—	—	80
Issuance of common stock for settlement of RSUs	21,789	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	188	—	188
Stock-based compensation	—	—	1,190	—	—	1,190
Net loss	—	—	—	—	(16,896)	(16,896)
Balance as of June 30, 2023	4,370,863	$4	$815,636	$(325)	$(760,366)	$54,949

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Issuance of common stock and warrants in a registered direct offering and a private placement, net of issuance costs	814,000	1	12,394	—	—	12,395
Issuance of common stock under ESPP	7,252	—	55	—	—	55
Issuance of common stock for settlement of RSUs	41,143	—	—	—	—	—
Issuance of common stock upon exercise of stock options	414	—	4	—	—	4
Unrealized loss on marketable debt securities	—	—	—	(212)	—	(212)
Stock-based compensation	—	—	1,572	—	—	1,572
Net loss	—	—	—	—	(20,229)	(20,229)
Balance as of June 30, 2024	6,345,561	$6	$840,946	$(293)	$(805,977)	$34,682

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2022	4,074,552	$4	$807,983	$(803)	$(724,520)	$82,664
Issuance of common stock under ATM equity offering program, net of issuance costs	261,170	—	4,546	—	—	4,546
Issuance of common stock under ESPP	7,533	—	80	—	—	80
Issuance of common stock for settlement of RSUs	27,608	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	478	—	478
Stock-based compensation	—	—	3,027	—	—	3,027
Net loss	—	—	—	—	(35,846)	(35,846)
Balance as of June 30, 2023	4,370,863	$4	$815,636	$(325)	$(760,366)	$54,949

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(20,229)	$(35,846)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	64	250
Stock-based compensation	1,572	3,025
Net accretion of investments in marketable debt securities	(2,224)	(221)
Non-cash rent expense	713	1,709
Changes in operating assets and liabilities:
Accounts receivable from collaboration	43	602
Prepaid expenses and other current assets	(215)	505
Other assets	—	557
Accounts payable	340	(1,589)
Accrued research and development expenses	1,646	(1,085)
Other accrued expenses	(2,157)	(3,127)
Deferred revenue from a related party	(14,318)	—
Operating lease liabilities	(701)	(1,836)
Net cash used in operating activities	(35,466)	(37,056)

Cash flows from investing activities
Proceeds from maturities of marketable securities	57,300	24,645
Purchases of marketable securities	(34,893)	(22,962)
Purchases of property and equipment	(28)	(48)
Net cash provided by investing activities	22,379	1,635

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants in a registered direct offering and a private placement, net of issuance costs	12,395	—
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	4,546
Proceeds from the issuance of common stock under ESPP	55	80
Proceeds from the exercise of stock options	4	—
Net cash provided by financing activities	12,454	4,626

Net decrease in cash and cash equivalents	(633)	(30,795)
Cash and cash equivalents at the beginning of the period	19,841	52,418
Cash and cash equivalents at the end of the period	$19,208	$21,623

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics. The Company's pipeline includes two helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly modulator candidate designed to disrupt the replication cycle of hepatitis B virus (HBV) and research programs focused on a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV. The Company operates in one segment and is headquartered in South San Francisco, California.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2023, which are contained in the 2023 Annual Report. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the entire year ending December 31, 2024 or future operating periods.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, rising interest rates to combat inflation, the risk of a recession, the war between Russia and Ukraine and the Israel-Hamas war. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations, vendors and/or collaborators could potentially be negatively impacted by these events.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(11,152)	$(16,896)	$(20,229)	$(35,846)
Denominator:
Weighted average common shares outstanding - basic and diluted	5,642,752	4,355,007	5,563,033	4,303,244
Net loss per share - basic and diluted	$(1.98)	$(3.88)	$(3.64)	$(8.33)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	June 30,
	2024	2023
Warrants to purchase common stock	814,000	—
Options to purchase common stock	1,003,111	844,383
Common stock subject to purchase under ESPP	5,243	5,335
Unvested RSUs	78,020	116,986
Total	1,900,374	966,704

Note 3 – Related Party

In October 2023, the Company entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) under which it received aggregate gross proceeds of $100.0 million from Gilead Sciences, Inc. (Gilead). During the three and six months ended June 30, 2024, the Company recognized $8.5 million and $14.3 million of collaboration revenue under the Gilead Collaboration Agreement, respectively (see Note 8).

In June 2024, the Company entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 179,500 shares of the Company’s common stock and a warrant to purchase up to 179,500 shares of the Company’s common stock in a private placement (see Note 6). The common stock and warrant were sold at a combined offering price of $15.46, for aggregate gross proceeds to the Company of approximately $2.8 million.

Also in June 2024, the Gilead Equity Agreements were amended to extend deadlines relating to the Company’s efforts to complete an equity financing and its ability to require Gilead to purchase additional shares of the Company’s common stock by three months. The amendments also explicitly include the shares of the Company's common stock and warrant sold to Gilead in June 2024 in the definition of registrable securities. The amendments to the Gilead Equity Agreements did not have an impact to the Company's condensed consolidated financial statements.

As of June 30, 2024, Gilead held approximately 19.9% of the Company’s outstanding voting common stock. Additionally, Gilead may, at the Company’s or Gilead’s option, subject to certain conditions, purchase additional shares to increase its holdings up to a maximum of 29.9% of the Company’s then-outstanding voting common stock. Under the Investor Rights Agreement, Gilead has the right to designate two directors to the Company’s board of directors. The Company appointed each of Gilead’s designees to its board of directors in December 2023 and February 2024.

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,601	$—	$—	$18,601
Total cash equivalents	18,601	—	—	18,601
Short-term marketable securities
U.S. and foreign corporate debt securities	18,684	3	(3)	18,684
U.S. treasury securities	59,789	—	(14)	59,775
U.S. and foreign commercial paper	11,558	—	(6)	11,552
Total short-term marketable securities	90,031	3	(23)	90,011
Total cash equivalents and marketable securities	$108,632	$3	$(23)	$108,612

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	17,595	41	(3)	17,633
U.S. treasury securities	76,891	127	—	77,018
U.S. and foreign commercial paper	15,728	27	—	15,755
Total short-term marketable securities	110,214	195	(3)	110,406
Total cash equivalents and marketable securities	$129,196	$195	$(3)	$129,388

There were no realized gains and losses for the three and six months ended June 30, 2024 and 2023. As of June 30, 2024 and 2023, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets during the three and six months ended June 30, 2024 and 2023.

Accrued interest receivable was $0.4 million and $0.3 million as of June 30, 2024 and December 31, 2023, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2024 and 2023.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,601	$—	$—	$18,601
Total cash equivalents	18,601	—	—	18,601
Short-term marketable securities
U.S. and foreign corporate debt securities	—	18,684	—	18,684
U.S. treasury securities	—	59,775	—	59,775
U.S. and foreign commercial paper	—	11,552	—	11,552
Total short-term marketable securities	—	90,011	—	90,011
Total assets measured at fair value	$18,601	$90,011	$—	$108,612

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	—	17,633	—	17,633
U.S. treasury securities	—	77,018	—	77,018
U.S. and foreign commercial paper	—	15,755	—	15,755
Total short-term marketable securities	—	110,406	—	110,406
Total assets measured at fair value	$18,982	$110,406	$—	$129,388

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrued expenses:
Accrued compensation	$2,791	$5,484
Accrued professional fees and other	796	260
Total accrued expenses	$3,587	$5,744

Note 6 – Sale of Common Stock and Warrants

In June 2024, the Company entered into a Securities Purchase Agreement with an investor for the issuance and sale of 634,500 shares of the Company's common stock and a warrant to purchase up to 634,500 shares of the Company's common stock in a registered direct offering, pursuant to its shelf registration statement on Form S-3 on file with the SEC. The common stock and warrant were sold at a combined offering price of $15.46 for aggregate gross proceeds to the Company of approximately $9.8 million. The Company also entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 179,500 shares of the Company's common stock and a warrant to purchase up to 179,500 shares of the Company's common stock in a private placement. The common stock and warrant were sold at a combined offering price of $15.46 for aggregate gross proceeds to the Company of approximately $2.8 million. The sale of common stock to Gilead maintains Gilead's ownership of approximately 19.9% of the Company's outstanding voting common stock as of the date of closing pursuant to the terms of Gilead's existing Investor Rights Agreement with the Company entered into in October 2023 and amended in June 2024 (see Note 3). The warrants sold to both parties have an exercise price equal to $17.00 per share, became immediately exercisable on the date of issuance and expire on June 18, 2029. Neither party may exercise any portion of the warrants to the extent it would beneficially own more than the limits defined in the warrant agreements. The exercise price and number of shares of common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis.

The warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such warrants do not provide any guarantee of value or return. There were no warrants exercised during the three and six months ended June 30, 2024.

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. The Company did not sell any shares of common stock under the 2020 ATM during the three and six months ended June 30, 2024. During the three months ended June 30, 2023, the Company sold 6,966 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $0.1 million, after deducting commissions, fees and expenses. During the six months ended June 30, 2023, the Company sold 261,170 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	$403	$325	$757	$1,235
General and administrative	430	865	815	1,790
Total stock-based compensation expense	$833	$1,190	$1,572	$3,025

As of June 30, 2024, there was $3.7 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.7 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Exercise price	$12.90 - $15.06	$11.64	$12.90 - $15.06	$10.68 - $18.36
Expected volatility	79.1% - 86.9%	77.6%	79.1% - 86.9%	77.5% - 82.8%
Risk-free rate	4.28% - 4.57%	3.82%	4.16% - 4.57%	3.59% - 4.00%
Expected term (years)	5.5 - 7.5	7.5	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

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

The Company concluded Gilead is a customer and accordingly, the Gilead Collaboration Agreement is within the scope of the revenue from contracts with customers guidance. The Company identified a single combined performance obligation for the discovery, research and development services during the collaboration term (the R&D Services). As of June 30, 2024, the total transaction price of the Gilead Collaboration Agreement was determined to be $90.7 million. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized collaboration revenue of $8.5 million and $14.3 million during the three and six months ended June 30, 2024. The transaction price for future collaborative activities was recorded as deferred revenue on the condensed consolidated balance sheet as of June 30, 2024, of which $33.1 million was short-term and $38.9 million was long-term. The reimbursable expenses incurred by the Company during the three months ended June 30, 2024 were insignificant. During the six months ended June 30, 2024, the Company incurred $0.2 million in reimbursable expenses due to Gilead.

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2024
Contract liabilities:
Deferred revenue	$86,294	$—	$(14,318)	$71,976

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$8,533	$—	$14,318	$—
Performance obligations satisfied in previous period	$—	$—	$—	$—

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

Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. There were no costs incurred under the Arbutus Biopharma Agreement during the three and six months ended June 30, 2024. During the three and six months ended June 30, 2023, the Company recognized a reduction of research and development expenses of $0.5 million and $1.1 million, respectively, under the Arbutus Biopharma Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company was party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it licensed aspects of the Company’s HBV program held by IURTC. The license agreement required the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, if all milestones through development were met, was $0.8 million, with a portion having been paid. The Company was obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly received. The Company was also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC were less than such fees for that year. In February 2024, following its decision to discontinue further development or partnering for ABI-H3733, the Company terminated the IURTC license agreement, which became effective April 2024. There were no fees paid to IURTC during the three months ended June 30, 2024 or 2023. The Company paid IURTC $0.1 million in diligence maintenance fees during both the six months ended June 30, 2024 and 2023.

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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes two helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical stage capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) and research programs focused on a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV.

Our Clinical Programs and CTA-Enabling Programs

In the second quarter of 2024, we initiated the Phase 1a portion of a Phase 1a/b study of ABI-5366 (5366), a long-acting HPI for recurrent genital herpes, and a Phase 1b study of ABI-4334 (4334), a highly potent, next-generation CAM for chronic HBV infection. By the end of 2024, we expect to initiate: the Phase 1b portion of the Phase 1a/b study of 5366; a Phase 1a study of ABI-6250 (6250), an orally bioavailable HDV entry inhibitor; and a Phase 1a study of ABI-1179 (1179), a long-acting HPI for recurrent genital herpes contributed by Gilead Sciences, Inc. (Gilead) through the Gilead Collaboration (as defined below).

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for patients suffering from recurrent genital herpes. To reach that goal, we identified an opportunity to develop a potent, long-acting HPI for recurrent genital herpes, 5366, which has demonstrated a strong nonclinical profile, with low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates, exceptionally low plasma clearance rates in multiple nonclinical models and a projected human half-life of more than seven days. This nonclinical profile has led us to target 5366 for development as a long-acting treatment with the potential to be administered orally.

To date, 5366 has demonstrated a favorable nonclinical safety profile in Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. During the first quarter of 2024, we filed a CTA to support initiation of Phase 1a/b clinical studies, which was approved in April 2024, and we dosed our first participant in the Phase 1a portion of this study during the second quarter of 2024. We expect interim Phase 1a data in the third quarter of 2024, and we plan to initiate the Phase 1b portion of the study by the end of 2024, with interim data expected to be available during the first half of 2025.

In addition to 5366, we are also advancing 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical pharmacokinetics (PK) profile supportive of a potential long-acting treatment by oral administration. GLP toxicology studies are ongoing and clinical studies are expected to begin by the end of 2024. We acquired rights to 1179, Gilead’s HPI program, as part of the Gilead Collaboration in October 2023.

In July 2024, we highlighted nonclinical data for both 5366 and 1179 at the International Herpesvirus Workshop through poster presentations for each, as well as an oral presentation for 1179.

HBV and HDV

The World Health Organization (WHO) estimates that 254 million people worldwide are chronically infected with HBV as of 2022, and 1.2 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 1.1 million people died in 2022 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. As of 2022, of the 254 million people living with chronic HBV infection, only approximately 33 million, or 13%, were aware of their infection, and only approximately 7 million, or 3%, of those diagnosed received treatment. HBV is a highly prevalent disease that infects almost three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO.

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

At the European Association for the Study of the Liver's International Liver CongressTM in June 2024, we presented nonclinical profiling of 6250. In addition, 6250 was featured in an oral presentation at the Science of HBV Cure Meeting 2024. We expect to initiate a Phase 1a clinical study of 6250 by the end of 2024.

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

A Phase 1a study demonstrated that 4334 was well tolerated when administered orally as single or multiple doses. In addition, the PK data support 4334 as a once daily oral therapy and predicts best in class activity against both MOA

#1 and MOA #2. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334.

Research Programs

Transplant-Associated Herpesviruses

In August 2022, in connection with our announcement of our HPI program, we also introduced our NNPI research program, targeting transplant-associated herpesviruses. In a transplant setting, when people are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2 and varicella zoster virus (VZV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of people receiving transplants are CMV-positive; (2) 60% of people receiving transplants are HSV-positive; and (3) 80% of people receiving transplants are VZV-positive. These viruses establish lifelong latent infections and frequently reactivate in people receiving transplants due to the use of immunosuppressive drugs following the transplant. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 95,000 people receiving transplants in 2021 in the United States and Europe.

While there are approved antivirals that are administered in a transplant setting, currently approved antivirals are not broad spectrum and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop a potent oral pan-herpes NNPI for these transplant-associated herpesvirus infections, which could greatly advance treatment. Our research team has discovered multiple chemical series of potent, broad-spectrum herpesvirus NNPIs. In addition, Gilead exclusively licensed us its NNPI program, and we believe the combined effort will accelerate candidate nomination and enhance our chance of clinical success.

IFNAR Agonist

In July 2022, we introduced our research program advancing a novel, small molecule IFNAR agonist designed to selectively activate the IFN-α pathway within the liver and offer the convenience of oral dosing. IFN-α is a subcutaneous injectable immune modulatory therapy approved for HBV that has demonstrated functional cure in some HBV infected people, but its poor tolerability profile significantly limits its use. Substantial side effects include flu-like symptoms, cytopenias, serious depression and psychiatric effects. In addition, multiple contraindications limit its use, and it requires weekly injections that result in systemic exposure for up to a year.

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

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), which were both amended in June 2024 in connection with a financing transaction (the 2024 Financing Transaction). Pursuant to the Gilead Equity Agreements, Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. If we complete an equity financing (or series of financings) by October 15, 2024 that results in at least $30 million of proceeds to us, then, subject to approval by our stockholders (which was obtained on January 31, 2024), we may require Gilead to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. If we do not complete the equity financing or do not require Gilead to purchase the additional shares, Gilead may elect to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting capital stock. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of (1) a 35% premium to the 30-day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30-day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill provision and a two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

As a part of the 2024 Financing Transaction, we and Gilead entered into a Securities Purchase Agreement for the issuance and sale, in a private placement, of 179,500 shares of our common stock and a warrant to purchase up to 179,500 shares of our common stock. The common stock and warrant were sold to Gilead pursuant to the terms of the Investor Rights Agreement. The warrant sold to Gilead has an exercise price equal to $17.00 per share, became immediately exercisable on the date of issuance and will expire on June 18, 2029. Neither Gilead nor its affiliates may exercise any portion of the warrant to the extent that Gilead would own more than 19.9% of the number of our shares of common stock outstanding immediately after giving effect to such exercise.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of June 30, 2024, we had an accumulated deficit of $806.0 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the next few years due to the Gilead Collaboration Agreement. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2024 and 2023

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Collaboration revenue	$8,533	$—	$8,533	100%

Collaboration revenue for the three months ended June 30, 2024 includes the recognition of $8.5 million under the Gilead Collaboration Agreement entered into in October 2023. There was no revenue for the three months ended June 30, 2023.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
External expenses:
6250	$3,036	$—	$3,036	100%
Research and discovery	2,123	2,657	(534)	(20%)
1179	1,837	—	1,837	100%
5366	1,759	538	1,221	227%
4334	544	969	(425)	(44%)
ABI-H3733 (3733)	—	674	(674)	(100%)
Vebicorvir (VBR)	—	487	(487)	(100%)
Total external expenses	9,299	5,325	3,974	75%
Employee and contractor-related expenses	6,234	5,998	236	4%
Facility and other expenses	726	1,200	(474)	(40%)
Total research and development expenses	$16,259	$12,523	$3,736	30%

Research and development expenses were $16.3 million for the three months ended June 30, 2024 compared to $12.5 million for the same period in 2023. The $3.7 million increase in research and development expenses was primarily driven by the advancement of our HBV/HDV entry inhibitor, 6250, as well as our HSV-1 and HSV-2 programs, 1179 and 5366. The overall increase in external expenses was partially offset by decreases in expenses related to our HBV programs from the discontinuation of the 3733 and VBR programs, as well as lower costs incurred for 4334, for which the Phase 1b study was initiated near the end of the second quarter of 2024. We also experienced a decrease of $0.5 million in facility and other expenses due to cost savings in rent and related expenses attributable to our corporate headquarters sublease, which commenced in November 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
General and administrative expenses	$4,477	$4,965	$(488)	(10%)

General and administrative expenses were $4.5 million for the three months ended June 30, 2024 compared to $5.0 million for the same period in 2023. The decrease of $0.5 million in general and administrative expenses was primarily due to a decrease in stock-based compensation expense because of the lower grant date fair value of our awards vesting during the period.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest and other income, net	$1,457	$592	$865	146%

Interest and other income, net was $1.5 million for the three months ended June 30, 2024, compared to $0.6 million for the same period in 2023. The increase of $0.9 million was primarily due to more interest income earned on marketable securities caused by a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023.

Income Tax Expense

The following table summarizes the period-over-period changes in our income tax expense (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Income tax expense	$406	$—	$406	100%

Income tax expense was $0.4 million for the three months ended June 30, 2024 due to the estimated taxable income from the upfront payments received under the Gilead Collaboration in 2023. There was no income tax expense recognized during the three months ended June 30, 2023.

Comparison of the Six Months Ended June 30, 2024 and 2023

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Collaboration revenue	$14,318	$—	$14,318	100%

Collaboration revenue for the six months ended June 30, 2024 includes the recognition of $14.3 million under the Gilead Collaboration Agreement entered into in October 2023. There was no revenue for the six months ended June 30, 2023.

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
External expenses:
Research and discovery	$4,502	$5,424	$(922)	(17%)
6250	4,063	—	4,063	100%
1179	2,877	—	2,877	100%
5366	2,136	538	1,598	297%
4334	1,097	1,739	(642)	(37%)
3733	—	2,508	(2,508)	(100%)
VBR	—	1,345	(1,345)	(100%)
ABI-H2158	—	121	(121)	(100%)
Total external expenses	14,675	11,675	3,000	26%
Employee and contractor-related expenses	12,009	13,005	(996)	(8%)
Facility and other expenses	1,454	2,390	(936)	(39%)
Total research and development expenses	$28,138	$27,070	$1,068	4%

Research and development expenses were $28.1 million for the six months ended June 30, 2024 compared to $27.1 million for the same period in 2023. The $1.1 million increase in research and development expenses was driven by the advancement of our HBV/HDV entry inhibitor, 6250, as well as our HSV-1 and HSV-2 programs, 1179 and 5366. The overall increase in external expenses was partially offset by decreases in expenses related to our HBV programs from our discontinuation of the 3733 and VBR programs, as well as lower costs incurred for 4334, for which the Phase 1b study was initiated near the end of the second quarter of 2024. We also experienced a decrease of $1.0 million in employee and contractor-related expenses primarily due to reductions in the number of third-party contractors used, as well as a decrease in stock-based compensation expense because of the lower grant date fair value of our awards vesting during the period. Facility and other expenses decreased by $0.9 million primarily due to cost savings in rent and related expenses attributable to our corporate headquarters sublease, which commenced in November 2023.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
General and administrative expenses	$9,112	$9,977	$(865)	(9%)

General and administrative expenses were $9.1 million for the six months ended June 30, 2024 compared to $10.0 million for the same period in 2023. The decrease of $0.9 million in general and administrative expenses was primarily due to a decrease in stock-based compensation expense because of the lower grant date fair value of our awards vesting during the period.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest and other income, net	$3,109	$1,201	$1,908	159%

Interest and other income, net was $3.1 million for the six months ended June 30, 2024, compared to $1.2 million for the same period in 2023. The increase of $1.9 million was primarily due to more interest income earned on marketable securities caused by a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023.

Income Tax Expense

The following table summarizes the period-over-period changes in our income tax expense (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Income tax expense	$406	$—	$406	100%

Income tax expense was $0.4 million for the six months ended June 30, 2024 due to the estimated taxable income from the upfront payments received under the Gilead Collaboration in 2023. There was no income tax expense recognized during the six months ended June 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2024 principally through equity financings, raising an aggregate of $631.2 million in net proceeds, and strategic collaborations, raising an aggregate of $185.7 million through upfront payments.

Cash Flows for the Six Months Ended June 30, 2024 and 2023

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2024	2023
Operating activities	$(35,466)	$(37,056)
Investing activities	22,379	1,635
Financing activities	12,454	4,626
Net decrease in cash and cash equivalents	$(633)	$(30,795)

Operating Activities

Net cash used in operating activities for the six months ended June 30, 2024 was $35.5 million, compared to $37.1 million for the same period in 2023. The change was primarily attributable to the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2024 was $22.4 million compared to $1.6 million for the same period in 2023. The change was due to an increase in net proceeds from maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2024 was $12.5 million compared to $4.6 million for the same period in 2023. The change was due to the increase in proceeds from the registered direct offering and private placement in June 2024 compared to the shares sold of our common stock under the 2020 ATM in the six months ended June 30, 2023.

Funding Requirements

We expect our future operating expenses to increase substantially over the coming years as we continue to advance our candidates into the clinic. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2026.

We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities, most recently in June 2024. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

All our product candidates are in clinical development or in varying stages of nonclinical development. Data supporting our clinical development programs are derived from nonclinical data that support our early stage clinical programs, which will determine whether pivotal studies are appropriate. These pivotal studies are necessary to support regulatory approval, and it may be years before these larger, pivotal studies are completed, if ever.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings, debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. Adverse geopolitical and macroeconomic developments, such as the recent and potential future disruptions in access to bank deposits and lending commitments due to bank failures, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed.

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

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and will have an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

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
•
Gilead has the right to designate (and has designated) two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owns approximately 19.9% of our outstanding common stock. Gilead also has the right to acquire additional shares from us, and in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
•
Gilead could independently develop, or develop with third parties, products that compete directly or indirectly with our investigational products if Gilead believes that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours.
•
Because Gilead has an option to all our current, and future, pipeline programs during the collaboration term, it may be difficult for us to enter into new collaborations.

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
•
slower than expected rates of participant recruitment or failure to recruit a sufficient number of eligible participants, which may be due to a number of reasons, including the size of the participant population, the proximity of participants to clinical sites, the eligibility criteria for the study, the design of the clinical study, and other potential drug candidates being studied;
•
delays in participants completing participation in a study or return for post-treatment follow-up for any reason, including, product side effects or disease progression;
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

Top-line, preliminary or interim data may not accurately reflect the final results of a particular study.

We may publicly disclose top-line, preliminary or interim data based on analysis of then-available efficacy, tolerability, PK and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive data review related to the particular study. We also make assumptions, estimates, calculations and conclusions as part of our data analyses, and we may not have received or had the opportunity to fully and carefully evaluate all data prior to release. As a result, the top-line, preliminary or interim results that we report may differ from final results of the same studies or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line, preliminary or interim data also remain subject to audit and verification procedures that may result in the final data differing materially from previously published top-line, preliminary or interim data. As a result, top-line, preliminary or interim data should be viewed with caution until the final data are available.

In addition to top-line, preliminary or interim results, the information that we may publicly disclose regarding a particular nonclinical or clinical study is based on extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. In addition, any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, drug candidate or our business. If the top-line, preliminary or interim data that we report differ from final results, or if others, including regulatory authorities, disagree with, or do not accept, the data or conclusions reached, our ability to obtain approval for, and commercialize, our product candidates may be harmed or delayed, which could harm our business, financial condition, operating results or prospects.

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

We collect and maintain information in digital form and are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have outsourced elements of our information technology infrastructure and, as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, system outages, terrorism, war, telecommunication and electrical failures, cyberattacks, cybersecurity incidents or cyber intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a cybersecurity incident or security breach or disruption, particularly through cyberattacks or cyber intrusion, has escalated as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs, system outages and security vulnerabilities or incidents could be significant, and our efforts to address these problems may not be successful. If unsuccessful, these problems could cause interruptions, delays, cessation of service and other harm to our business and our competitive position, including material disruption of our product development programs. For example, any loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data.

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

Negative data from clinical studies using a competitor’s product candidates with the same or similar mechanisms of action (MOA) as ours could adversely impact the perception of the therapeutic use of our product candidates and our ability to enroll individuals in clinical studies.

The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of novel classes of product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events in our nonclinical or clinical studies or those of our competitors or of academic researchers utilizing the same MOA as our product candidates, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

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

Risks Related to Our Regulatory and Legal Environment

We are and will be subject to extensive and costly government regulation, and the failure to comply with these regulations may have a material adverse effect on our operations and business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

4.1	Warrant to Purchase Shares of Common Stock.		8-K	06/18/2024	4.1

4.2	Warrant to Purchase Shares of Common Stock.		8-K	06/18/2024	4.2

10.1#	Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.		8-K	06/03/2024	10.1

10.2#	Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan.		8-K	06/03/2024	10.2

10.3	Securities Purchase Agreement, dated June 16, 2024, by and between Assembly Biosciences, Inc. and the Purchaser.		8-K	06/18/2024	10.1

10.4	Securities Purchase Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.		8-K	06/18/2024	10.2

10.5	Amendment No. 1 to Common Stock Purchase Agreement by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.		8-K	06/18/2024	10.3

10.6	Amendment No. 1 to Investor Rights Agreement by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.		8-K	06/18/2024	10.4

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as inline XBRL with applicable taxonomy extension information contained in Exhibits 101).	X

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

Assembly Biosciences, Inc.

Date: August 8, 2024	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)