Form 10-Q
period 2024-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2024-11-07
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, there were 6,356,286 shares of the registrant’s common stock outstanding.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2024	2023
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$28,452	$19,841
Marketable securities	66,502	110,406
Accounts receivable from collaboration	—	43
Prepaid expenses and other current assets	3,259	3,497
Total current assets	98,213	133,787

Property and equipment, net	316	385
Operating lease right-of-use (ROU) assets	1,421	2,339
Other assets	312	312
Total assets	$100,262	$136,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,335	$461
Accrued research and development expenses	1,586	885
Other accrued expenses	4,765	5,744
Deferred revenue from a related party - short-term	32,620	30,915
Operating lease liabilities - short-term	1,329	1,220
Total current liabilities	41,635	39,225

Deferred revenue from a related party - long-term	32,511	55,379
Operating lease liabilities - long-term	113	1,122
Total liabilities	74,259	95,726

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 6,354,414 and 5,482,752 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	6	5
Additional paid-in capital	841,743	826,921
Accumulated other comprehensive loss	(156)	(81)
Accumulated deficit	(815,590)	(785,748)
Total stockholders' equity	26,003	41,097
Total liabilities and stockholders' equity	$100,262	$136,823

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue from a related party	$6,845	$—	$21,163	$—

Operating expenses
Research and development	13,515	10,824	41,653	37,894
General and administrative	4,286	4,224	13,398	14,201
Total operating expenses	17,801	15,048	55,051	52,095
Loss from operations	(10,956)	(15,048)	(33,888)	(52,095)

Other income
Interest and other income, net	1,343	628	4,452	1,829
Total other income	1,343	628	4,452	1,829
Loss before income taxes	(9,613)	(14,420)	(29,436)	(50,266)

Income tax expense	—	—	406	—
Net loss	$(9,613)	$(14,420)	$(29,842)	$(50,266)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	137	50	(75)	528
Comprehensive loss	$(9,476)	$(14,370)	$(29,917)	$(49,738)

Net loss per share, basic and diluted	$(1.51)	$(3.29)	$(5.12)	$(11.61)
Weighted average common shares outstanding, basic and diluted	6,351,431	4,380,444	5,827,750	4,329,260

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2024	6,345,561	$6	$840,946	$(293)	$(805,977)	$34,682
Issuance of common stock for settlement of restricted stock units (RSUs)	8,853	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	137	—	137
Stock-based compensation	—	—	797	—	—	797
Net loss	—	—	—	—	(9,613)	(9,613)
Balance as of September 30, 2024	6,354,414	$6	$841,743	$(156)	$(815,590)	$26,003

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2023	4,370,863	$4	$815,636	$(325)	$(760,366)	$54,949
Issuance of common stock for settlement of RSUs	13,622	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	50	—	50
Stock-based compensation	—	—	1,135	—	—	1,135
Net loss	—	—	—	—	(14,420)	(14,420)
Balance as of September 30, 2023	4,384,485	$4	$816,771	$(275)	$(774,786)	$41,714

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Issuance of common stock and warrants in a registered direct offering and a private placement, net of issuance costs	814,000	1	12,394	—	—	12,395
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	7,252	—	55	—	—	55
Issuance of common stock for settlement of RSUs	49,996	—	—	—	—	—
Issuance of common stock upon exercise of stock options	414	—	4	—	—	4
Unrealized loss on marketable debt securities	—	—	—	(75)	—	(75)
Stock-based compensation	—	—	2,369	—	—	2,369
Net loss	—	—	—	—	(29,842)	(29,842)
Balance as of September 30, 2024	6,354,414	$6	$841,743	$(156)	$(815,590)	$26,003

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2022	4,074,552	$4	$807,983	$(803)	$(724,520)	$82,664
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	261,170	—	4,546	—	—	4,546
Issuance of common stock under ESPP	7,533	—	80	—	—	80
Issuance of common stock for settlement of RSUs	41,230	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	528	—	528
Stock-based compensation	—	—	4,162	—	—	4,162
Net loss	—	—	—	—	(50,266)	(50,266)
Balance as of September 30, 2023	4,384,485	$4	$816,771	$(275)	$(774,786)	$41,714

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(29,842)	$(50,266)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	366
Stock-based compensation	2,369	4,160
Net accretion of investments in marketable debt securities	(3,065)	(534)
Non-cash rent expense	1,064	2,525
Changes in operating assets and liabilities:
Accounts receivable from collaboration	43	944
Prepaid expenses and other current assets	238	951
Other assets	—	337
Accounts payable	874	(1,735)
Accrued research and development expenses	701	(1,503)
Other accrued expenses	(979)	(3,429)
Deferred revenue from a related party	(21,163)	—
Operating lease liabilities	(1,047)	(2,720)
Net cash used in operating activities	(50,710)	(50,904)

Cash flows from investing activities
Proceeds from maturities of marketable securities	96,500	46,315
Purchases of marketable securities	(49,605)	(25,615)
Purchases of property and equipment	(28)	(184)
Net cash provided by investing activities	46,867	20,516

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants in a registered direct offering and a private placement, net of issuance costs	12,395	—
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	4,546
Proceeds from the issuance of common stock under ESPP	55	80
Proceeds from the exercise of stock options	4	—
Net cash provided by financing activities	12,454	4,626

Net increase (decrease) in cash and cash equivalents	8,611	(25,762)
Cash and cash equivalents at the beginning of the period	19,841	52,418
Cash and cash equivalents at the end of the period	$28,452	$26,656

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics. The Company's pipeline includes two clinical-stage helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical-stage capsid assembly modulator candidate designed to disrupt the replication cycle of hepatitis B virus (HBV) and research programs focused on a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV. The Company operates in one segment and is headquartered in South San Francisco, California.

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

If the Company is unable to secure additional sources of funding or generate enough revenue from its collaborations, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or stopping certain research and development programs, including more costly clinical trials.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2023, which are contained in the 2023 Annual Report. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the entire year ending December 31, 2024 or future operating periods.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the Israel-Hamas war and the Israel-Hezbollah war in Lebanon. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations, vendors and/or collaborators could potentially be negatively impacted by these events.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(9,613)	$(14,420)	$(29,842)	$(50,266)
Denominator:
Weighted average common shares outstanding - basic and diluted	6,351,431	4,380,444	5,827,750	4,329,260
Net loss per share - basic and diluted	$(1.51)	$(3.29)	$(5.12)	$(11.61)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	September 30,
	2024	2023
Warrants to purchase common stock	814,000	—
Options to purchase common stock	937,268	828,789
Common stock subject to purchase under ESPP	7,513	6,711
Unvested RSUs	69,217	90,740
Total	1,827,998	926,240

Note 3 – Related Party

In October 2023, the Company entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) under which it received aggregate gross proceeds of $100.0 million from Gilead Sciences, Inc. (Gilead). During the three and nine months ended September 30, 2024, the Company recognized $6.8 million and $21.2 million of collaboration revenue under the Gilead Collaboration Agreement, respectively (see Note 8).

Pursuant to the Investor Rights Agreement, Gilead designated two directors to the Company’s board of directors, who were appointed in December 2023 and February 2024.

In June 2024, the Company entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 179,500 shares of the Company’s common stock and a warrant to purchase up to 179,500 shares of the Company’s common stock in a private placement (see Note 6). The common stock and warrant were sold at a combined offering price of $15.46, for aggregate gross proceeds to the Company of approximately $2.8 million. Also in June 2024, the Gilead Equity Agreements were amended to extend deadlines relating to the Company’s efforts to complete an equity financing and its ability to require Gilead to purchase additional shares of the Company’s common stock by three months. The extended deadlines lapsed in October 2024. The amendments also explicitly include the shares of the Company's common stock and warrant sold to Gilead in June 2024 in the definition of registrable securities. The amendments to the Gilead Equity Agreements did not have an impact to the Company's condensed consolidated financial statements.

As of September 30, 2024, Gilead held approximately 19.9% of the Company’s outstanding voting common stock. Under the Gilead Equity Agreements, Gilead may elect to purchase additional shares to increase its holdings up to a maximum of 29.9% of the Company’s then-outstanding voting common stock. The purchase price per share for additional shares purchased by Gilead under the Gilead Common Stock Purchase Agreement will be equal to the lesser of (1) a 35% premium to the 30 trading day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30 trading day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date.

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$27,840	$—	$—	$27,840
Total cash equivalents	27,840	—	—	27,840
Short-term marketable securities
U.S. and foreign corporate debt securities	16,468	42	—	16,510
U.S. treasury securities	47,298	64	—	47,362
U.S. and foreign commercial paper	2,619	11	—	2,630
Total short-term marketable securities	66,385	117	—	66,502
Total cash equivalents and marketable securities	$94,225	$117	$—	$94,342

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	17,595	41	(3)	17,633
U.S. treasury securities	76,891	127	—	77,018
U.S. and foreign commercial paper	15,728	27	—	15,755
Total short-term marketable securities	110,214	195	(3)	110,406
Total cash equivalents and marketable securities	$129,196	$195	$(3)	$129,388

There were no realized gains and losses for the three and nine months ended September 30, 2024 and 2023. As of September 30, 2024, there were no investments in an unrealized loss position. The Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of September 30, 2024 and December 31, 2023.

Accrued interest receivable was $0.4 million and $0.3 million as of September 30, 2024 and December 31, 2023, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and nine months ended September 30, 2024 and 2023.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$27,840	$—	$—	$27,840
Total cash equivalents	27,840	—	—	27,840
Short-term marketable securities
U.S. and foreign corporate debt securities	—	16,510	—	16,510
U.S. treasury securities	—	47,362	—	47,362
U.S. and foreign commercial paper	—	2,630	—	2,630
Total short-term marketable securities	—	66,502	—	66,502
Total assets measured at fair value	$27,840	$66,502	$—	$94,342

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	—	17,633	—	17,633
U.S. treasury securities	—	77,018	—	77,018
U.S. and foreign commercial paper	—	15,755	—	15,755
Total short-term marketable securities	—	110,406	—	110,406
Total assets measured at fair value	$18,982	$110,406	$—	$129,388

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrued expenses:
Accrued compensation	$4,124	$5,484
Accrued professional fees and other	641	260
Total accrued expenses	$4,765	$5,744

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

The warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date. The warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such warrants do not provide any guarantee of value or return. There were no warrants exercised during the three and nine months ended September 30, 2024.

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 on file with the SEC. During the three months ended September 30, 2024 and 2023 and during the nine months ended September 30, 2024, the Company did not sell any shares of common stock under the 2020 ATM. During the nine months ended September 30, 2023, the Company sold 261,170 shares of common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	$395	$512	$1,152	$1,747
General and administrative	402	623	1,217	2,413
Total stock-based compensation expense	$797	$1,135	$2,369	$4,160

As of September 30, 2024, there was $2.9 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Exercise price	$13.24	$11.76	$12.90 - $15.06	$10.68 - $18.36
Expected volatility	80.8% - 86.2%	77.5% - 83.1%	79.1% - 86.9%	77.5% - 83.1%
Risk-free rate	4.39% - 4.40%	4.23% - 4.24%	4.16% - 4.57%	3.59% - 4.24%
Expected term (years)	5.5 - 7.0	5.5 - 7.0	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

Note 8 - Collaboration Agreements

Gilead Agreement

In October 2023, the Company entered into the Gilead Collaboration Agreement and the Gilead Equity Agreements under which it received total proceeds of $100.0 million. Under the Gilead Collaboration Agreement, Gilead exclusively licensed to the Company its HPI program and NNPI program, while retaining opt-in rights to these programs and has an option to take an exclusive license, on a program-by-program basis, to all of the Company’s other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised.

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

The Company concluded Gilead is a customer and accordingly, the Gilead Collaboration Agreement is within the scope of the revenue from contracts with customers guidance. The Company identified a single combined performance obligation for the discovery, research and development services during the collaboration term (the R&D Services). As of September 30, 2024, the total transaction price of the Gilead Collaboration Agreement was determined to be $90.7 million. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized collaboration revenue of $6.8 million and $21.2 million during the three and nine months ended September 30, 2024. The transaction price for future collaborative activities was recorded as deferred revenue on the condensed consolidated balance sheet as of September 30, 2024, of which $32.6 million was short-term and $32.5 million was long-term. The reimbursable expenses incurred by the Company during the three months ended September 30, 2024 were insignificant. During the nine months ended September 30, 2024, the Company incurred $0.3 million in reimbursable expenses due to Gilead.

The following table presents changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2024
Contract liabilities:
Deferred revenue	$86,294	$—	$(21,163)	$65,131

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$6,845	$—	$21,163	$—
Performance obligations satisfied in previous period	$—	$—	$—	$—

Arbutus Biopharma Agreement

In August 2020, the Company and Arbutus Biopharma Corporation (Arbutus Biopharma) entered into a Clinical Trial Collaboration Agreement (the Arbutus Biopharma Agreement) to conduct a randomized, multi-center, open-label Phase 2 clinical trial to explore the safety, pharmacokinetics and antiviral activity of the triple combination of vebicorvir (VBR), AB-729 and a nucleos(t)ide analog reverse transcriptase inhibitor (NrtI) compared to the double combinations of VBR with a NrtI and AB-729 with a NrtI. Under the Arbutus Biopharma Agreement, Assembly and Arbutus Biopharma shared responsibility for the costs of the trial equally, excluding manufacturing supply which were the burden of each company to supply their respective drugs, VBR and AB-729. Assembly was responsible for conducting this clinical trial with Arbutus Biopharma reimbursing Assembly its share of expenses. In February 2023, Assembly and Arbutus Biopharma terminated the Phase 2 clinical trial early, at the end of the 48-week on-treatment period.

Reimbursements and cost-sharing portions from Arbutus Biopharma are reflected as a reduction of research and development expense when realized in the Company’s condensed consolidated statements of operations. During the three and nine months ended September 30, 2024, the Company recognized research and development expenses of $0.3 million for net amounts refundable to Arbutus Biopharma after the final reconciliation of clinical trial costs. Amounts refundable to Arbutus Biopharma are recorded as accrued research and development expenses on the condensed consolidated balance sheet as of September 30, 2024. During the three and nine months ended September 30, 2023, the Company recognized a reduction of research and development expenses of $0.1 million and $1.2 million, respectively, under the Arbutus Biopharma Agreement.

Note 9 - Milestones and Research Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company was party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it licensed aspects of the Company’s HBV program held by IURTC. The license agreement required the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, if all milestones through development were met, was $0.8 million, with a portion having been paid. The Company was obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly received. The Company was also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC were less than such fees for that year. Following its decision to discontinue further development or partnering for ABI-H3733, the Company terminated the IURTC license agreement effective April 2024. There were no fees paid to IURTC during the three months ended September 30, 2024 or 2023. The Company paid IURTC $0.1 million in diligence maintenance fees during both the nine months ended September 30, 2024 and 2023.

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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes two clinical-stage helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, a clinical-stage capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) and research programs focused on a non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses and a small molecule interferon-α (IFN-α) receptor (IFNAR) agonist targeting HBV and HDV.

Our Clinical Programs and CTA-Enabling Programs

To date, in 2024, we initiated the Phase 1a portion of a Phase 1a/b study of ABI-5366 (5366), a long-acting HPI for recurrent genital herpes and announced interim results from the Phase 1a portion of the study in the third quarter of 2024. In 2024, we also initiated the Phase 1b portion of the Phase 1a/b study of 5366 and initiated a Phase 1b study of ABI-4334 (4334), a highly potent, next-generation CAM for chronic HBV infection. By the end of 2024, we expect to initiate a Phase 1a study of ABI-6250 (6250), an orally bioavailable HDV entry inhibitor; and the Phase 1a portion of a Phase 1a/b study of ABI-1179 (1179), a long-acting HPI for recurrent genital herpes contributed by Gilead Sciences, Inc. (Gilead) through the Gilead Collaboration (as defined below). We also expect to announce interim results from the Phase 1b study of 4334 by the end of 2024.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the patient’s life and periodically reactivate, with the virus spreading and replicating in epithelial tissues. Initial infection can be asymptomatic or can be marked by symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. Genital herpes recurrence is common and can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of incident HIV infections acquired through sexual transmission is attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by patients infected by HSV-2.

HPIs are antiviral agents in development for recurrent genital herpes, with a clinically-validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. These subunits have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Most people with initial symptomatic genital herpes who are infected with HSV-2 have three or more recurrences per year, including over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for patients suffering from recurrent genital herpes. To reach that goal, we discovered and are developing a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects.

During the first quarter of 2024, we filed a Clinical Trial Application (CTA) to support initiation of Phase 1a/b clinical studies, which was approved in April 2024, and we dosed our first participant in the Phase 1a portion of this study during the second quarter of 2024.

In September 2024, we announced positive interim data for the Phase 1a portion of the 5366 study. Interim results exceeded our objectives for this Phase 1a study and support 5366's progression into Phase 1b. Across the Part A (Phase 1a) cohorts evaluated as of the September 23, 2024 data cutoff date, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. 5366 doses within the range tested are projected, with weekly or monthly dosing, to maintain the target plasma concentrations for antiviral activity established by pharmacokinetic (PK) modeling. We plan to explore both once-weekly and once-monthly oral dosing regimens in the Part B (Phase 1b) portion of the study.

In these cohorts as of the September 23, 2024 data cutoff date, 5366 has been well-tolerated with a favorable safety profile observed with exposure of up to 70 days. Treatment-emergent adverse events (AEs) were all mild to moderate in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose arm. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant electrocardiogram abnormalities or patterns of AEs or laboratory abnormalities noted.

We initiated the Phase 1b portion of the 5366 study during the third quarter of 2024, and we expect interim data to be available during the first half of 2025.

In addition to 5366, we are also advancing 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. GLP toxicology studies have been completed. We submitted the CTA for a Phase 1a/b study of 1179 in September 2024, which was approved in October 2024, and the Phase 1a portion of the clinical study is expected to begin by the end of 2024. We acquired rights to 1179, Gilead’s HPI program, as part of the Gilead Collaboration in October 2023.

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in the European Union (EU). HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in the EU). 6250 uses the same clinically validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for patients living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

In September 2023, we nominated 6250, a novel, orally bioavailable small molecule designed to inhibit entry of HBV and HDV by targeting NTCP. In nonclinical studies, 6250 demonstrated low nanomolar potency against all tested HBV/HDV genotypes, favorable selectivity for NTCP versus other bile acid transporters, good oral bioavailability and a PK profile in nonclinical species projected to support once-daily oral dosing. In GLP toxicology studies, 6250 demonstrated a favorable nonclinical safety profile with wide safety margins.

At the European Association for the Study of the Liver's International Liver CongressTM in June 2024 and the International HBV Meeting in September 2024, we presented nonclinical profiling of 6250. In addition, 6250 was featured in an oral presentation at the Science of HBV Cure Meeting 2024. We expect to initiate a Phase 1a clinical study of 6250 by the end of 2024.

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

A Phase 1a study demonstrated that 4334 was well tolerated when administered orally as single or multiple doses. In addition, the PK data support 4334 as a once daily oral therapy and predicts best in class activity against both MOA #1 and MOA #2. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. Interim clinical results from this study are expected by the end of 2024.

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

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), which were both amended in June 2024 in connection with a financing transaction (the 2024 Financing Transaction). Pursuant to the Gilead Equity Agreements, Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. Gilead may elect to purchase additional shares of common stock from us in an amount that results in Gilead owning 29.9% of our then-outstanding voting common stock. The purchase price per share for additional shares purchased by Gilead will be equal to the lesser of (1) a 35% premium to the 30 trading day volume weighted average price immediately prior to the date of purchase or (2) a 35% premium to the 30 trading day volume weighted average price immediately prior to delivery by Gilead of notice of the anticipated closing date. The Gilead Equity Agreements also include a three-year standstill provision and a two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of September 30, 2024, we had an accumulated deficit of $815.6 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the next few years due to the Gilead Collaboration Agreement. As a result, our operating losses are likely to be substantial over the next several years as we continue the development of our product candidates and thereafter if none are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

Results of Operations

Comparison of the Three Months Ended September 30, 2024 and 2023

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Collaboration revenue from a related party	$6,845	$—	$6,845	100%

Collaboration revenue for the three months ended September 30, 2024 includes the recognition of $6.8 million under the Gilead Collaboration Agreement entered into in October 2023. There was no revenue for the three months ended September 30, 2023.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,			$ Change	% Change
	2024		2023	2024 vs. 2023	2024 vs. 2023
External expenses:
Research and discovery	$2,251		$2,404	$(153)	(6%)
5366	1,797		1,116	681	61%
6250	1,298		—	1,298	100%
4334	842		184	658	358%
1179	654		—	654	100%
ABI-H3733 (3733)	—		437	(437)	(100%)
Vebicorvir (VBR)	(67)	(1)	118	(185)	(157%)
Total external expenses	6,775		4,259	2,516	59%
Employee and contractor-related expenses	6,072		4,725	1,347	29%
Facility and other expenses	668		1,840	(1,172)	(64%)
Total research and development expenses	$13,515		$10,824	$2,691	25%

(1) Reflects net amounts refundable to us after the final reconciliation of costs of the clinical trial conducted pursuant to the Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation (the Arbutus Biopharma Agreement), which was terminated in February 2023.

Research and development expenses were $13.5 million for the three months ended September 30, 2024 compared to $10.8 million for the same period in 2023. The $2.7 million increase in research and development expenses was primarily driven by increases in external expenses from the advancement and expansion of our pipeline, most notably from the nomination of our HDV entry inhibitor, 6250, partially offset by savings from the discontinuation of 3733 and VBR. We also experienced a $1.3 million increase in employee and contractor-related expenses due to higher headcount and increased travel costs. This increase was largely offset by a $1.2 million decrease in facility and other expenses, reflecting cost savings in rent and related expenses from our corporate headquarters sublease, which commenced in November 2023.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries, consulting fees and other related costs, professional fees for legal services, accounting and tax services, insurance and travel expenses, as well as stock-based compensation expense associated with equity awards to our employees and directors.

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
General and administrative expenses	$4,286	$4,224	$62	1%

General and administrative expenses were $4.3 million for the three months ended September 30, 2024 compared to $4.2 million for the same period in 2023. Overall, general and administrative expenses remained consistent as increases in our professional fees for legal and tax services were substantially offset by decreases in stock-based compensation expense due to the lower grant date fair value of our awards vesting during the period.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest and other income, net	$1,343	$628	$715	114%

Interest and other income, net was $1.3 million for the three months ended September 30, 2024, compared to $0.6 million for the same period in 2023. The $0.7 million increase was primarily due to more interest income earned on marketable securities resulting from a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023 and $12.6 million upon entering into the 2024 Financing Transaction in June 2024.

Comparison of the Nine Months Ended September 30, 2024 and 2023

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Collaboration revenue from a related party	$21,163	$—	$21,163	100%

Collaboration revenue for the nine months ended September 30, 2024 includes the recognition of $21.2 million under the Gilead Collaboration Agreement entered into in October 2023. There was no revenue for the nine months ended September 30, 2023.

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Nine Months Ended September 30,			$ Change	% Change
	2024		2023	2024 vs. 2023	2024 vs. 2023
External expenses:
Research and discovery	$6,753		$7,828	$(1,075)	(14%)
6250	5,361		—	5,361	100%
5366	3,933		1,654	2,279	138%
1179	3,531		—	3,531	100%
4334	1,939		1,923	16	1%
3733	—		2,945	(2,945)	(100%)
VBR	(67)	(1)	1,463	(1,530)	(105%)
ABI-H2158	—		121	(121)	(100%)
Total external expenses	21,450		15,934	5,516	35%
Employee and contractor-related expenses	18,081		17,730	351	2%
Facility and other expenses	2,122		4,230	(2,108)	(50%)
Total research and development expenses	$41,653		$37,894	$3,759	10%

(1) Reflects net amounts refundable to us after the final reconciliation of costs of the clinical trial conducted pursuant to the Arbutus Biopharma Agreement, which was terminated in February 2023.

Research and development expenses were $41.7 million for the nine months ended September 30, 2024 compared to $37.9 million for the same period in 2023. The $3.8 million increase in research and development expenses was primarily driven by increases in external expenses from the advancement and expansion of our pipeline, most notably from the nomination of our HDV entry inhibitor, 6250, and acquiring the rights to 1179, Gilead's HPI program, in

October 2023. The overall increase in external expenses was partially offset by decreases from our discontinuation of 3733 and VBR. We also experienced a decrease of $2.1 million in facility and other expenses primarily due to cost savings in rent and related expenses attributable to our corporate headquarters sublease, which commenced in November 2023.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
General and administrative expenses	$13,398	$14,201	$(803)	(6%)

General and administrative expenses were $13.4 million for the nine months ended September 30, 2024 compared to $14.2 million for the same period in 2023. The $0.8 million decrease in general and administrative expenses was primarily due to a decrease in stock-based compensation expense because of the lower grant date fair value of our awards vesting during the period.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest and other income, net	$4,452	$1,829	$2,623	143%

Interest and other income, net was $4.5 million for the nine months ended September 30, 2024, compared to $1.8 million for the same period in 2023. The $2.6 million increase was primarily due to more interest income earned on marketable securities resulting from a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023 and $12.6 million upon entering into the 2024 Financing Transaction in June 2024.

Income Tax Expense

The following table summarizes the period-over-period changes in our income tax expense (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Income tax expense	$406	$—	$406	100%

Income tax expense was $0.4 million for the nine months ended September 30, 2024 due to the estimated taxable income from the upfront payments received under the Gilead Collaboration in 2023. There was no income tax expense recognized during the nine months ended September 30, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2024 principally through equity financings, raising an aggregate of $631.2 million in net proceeds, and strategic collaborations, raising an aggregate of $185.7 million through upfront payments.

Cash Flows for the Nine Months Ended September 30, 2024 and 2023

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2024	2023
Operating activities	$(50,710)	$(50,904)
Investing activities	46,867	20,516
Financing activities	12,454	4,626
Net increase (decrease) in cash and cash equivalents	$8,611	$(25,762)

Operating Activities

Net cash used in operating activities for the nine months ended September 30, 2024 was $50.7 million, compared to $50.9 million for the same period in 2023. The change was primarily attributable to cost savings in rent and related expenses attributable to our corporate headquarters sublease, which commenced in November 2023, and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2024 was $46.9 million compared to $20.5 million for the same period in 2023. The change was due to an increase in net proceeds from maturities of our marketable securities.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2024 was $12.5 million compared to $4.6 million for the same period in 2023. The change was due to the increase in proceeds from the registered direct offering and private placement in June 2024 compared to the shares sold of our common stock under the 2020 ATM in the nine months ended September 30, 2023.

Funding Requirements

We expect our future operating expenses to gradually increase over the coming years as we continue to advance our candidates into the clinic. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into 2026. However, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to secure additional sources of funding when needed or on attractive terms, we could be forced to reduce staff and delay, scale back or stop certain research and development programs or future commercialization efforts.

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

Our future capital requirements will depend on many factors, including:

•
our ability to raise capital despite macroeconomic and geopolitical events impacting financial markets, such as rising inflation and market volatility;
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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If we are unable to develop and commercialize any product candidates and generate sufficient revenue or raise capital, we could be forced to reduce staff, delay, scale back or discontinue product development and clinical studies, sacrifice attractive business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price. In addition, if we are unable to generate sufficient revenue or raise capital, we may conclude there is a substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

We expect our collaboration with Gilead to be a critical part of the development, manufacture and commercialization of our product candidates. If this collaboration is unsuccessful, our business could be adversely affected.

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

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
•
If the collaboration with Gilead does not result in the successful development and commercialization of products or if Gilead terminates the Gilead Collaboration Agreement with us, we may not receive any future research funding or milestone or royalty payments under the collaboration. If we do not receive the funding we expect under these agreements, development of our investigational products could be delayed and we may need additional resources to develop our investigational products.
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

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the Israel-Hamas war, the Israel-Hezbollah war, as well as tariffs, other wars, acts of terrorism, natural disasters or outbreaks of disease;
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

Assembly Biosciences, Inc.

Date: November 7, 2024	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)