Form 10-K
period 2024-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2025-03-20
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2024, was $69.0 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2024. For purposes of making this calculation only, the registrant has defined affiliates as including only (1) directors, (2) executive officers and (3) certain stockholders, if any, that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2024. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, if any, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 14, 2025, there were 7,503,385 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2025, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2024.

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
•
potential effects of changes in government regulation, including as a result of the change in U.S. administration in 2025; and
•
results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies.

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

ii

PART I

Item 1. Business

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPI) targeting recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets.

Our Strategy

Our current business strategy focuses on applying our deep research and development expertise in virology to bring next-generation therapeutics to patients in areas of high unmet medical need and significant market opportunities and rapidly advance our portfolio towards near-term clinical readouts:

•
Recurrent Genital Herpes (HSV-1, HSV-2) – Advancing two investigational long-acting HPI candidates, (1) ABI-5366 (5366) and (2) ABI-1179 (1179), through on-going Phase 1a/1b clinical studies, with interim Phase 1b results evaluating dosing in participants with recurrent genital herpes for both 5366 and 1179 anticipated in fall 2025.
•
HDV – Advancing an orally bioavailable HDV entry inhibitor, ABI-6250 (6250), through an ongoing Phase 1a clinical study, with interim safety, pharmacokinetics (PK) and biomarker data expected in the third quarter of 2025.
•
HBV – Advancing our novel next-generation CAM, ABI-4334 (4334), through an ongoing Phase 1b clinical study, with efficacy, safety and PK data expected in the first half of 2025.
•
Transplant-Associated Herpesviruses – Advancing ABI-7423 (7423), our oral broad-spectrum NNPI targeting transplant-associated herpesviruses through studies to enable a regulatory filing.
•
Research and Discovery – Continue to leverage the expertise of our research team to identify new viral targets and novel compounds to address significant unmet medical needs.

We have recruited an accomplished leadership team and research and development organization, with a collective team track record of over 15 approved drugs across multiple viral diseases. Our collaboration with Gilead Sciences, Inc. (Gilead and the Gilead Collaboration) also brings us an industry-leading partner and brings together the teams’ expertise in virology and provides an established partner for late-stage development and commercialization. For additional information regarding the Gilead Collaboration, see “Collaboration and License Agreements—Gilead Sciences, Inc.”

Our Clinical Programs and Regulatory Filing-Enabling Program

Since the beginning of 2024, we have initiated: (1) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of 5366, long-acting HPI for recurrent genital herpes; (2) the Phase 1a portion of a Phase 1a/b study of 1179, also a long-acting HPI for recurrent genital herpes; (3) a Phase 1a study of 6250, an orally bioavailable HDV entry inhibitor; and (4) a Phase 1b study of 4334, a highly potent, next-generation CAM for chronic HBV infection. We expect to initiate the Phase 1b portion of the Phase 1a/b study of 1179 in the first half of 2025.

We announced interim results from the Phase 1a portion of the 5366 study in September 2024, interim results from the Phase 1b study of 4334 in December 2024 and interim results from the Phase 1a portion of the 1179 study in February 2025.

In addition, during December 2024, we identified a development candidate, 7423, in our broad-spectrum NNPI program targeting transplant-associated herpesviruses.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates.

HPIs are antiviral agents in development for the treatment of recurrent genital herpes, with a clinically-validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. These subunits have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year, including over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents are only partially effective at controlling the infection or reducing transmission risk. With current nucleoside analog therapies, only one out of three people with recurrent genital herpes with six or more recurrences per year are able to make it through a year of treatment without a recurrence. There are still high titer (greater than 104 HSV-2 DNA copies/mL) shedding episodes under this current standard of care for recurrent genital herpes, which can lead to recurrent episodes and transmission of genital herpes.

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and are developing a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the U.S. Food and Drug Administration's (FDA) Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. In addition, we are developing a second novel, potent, long-acting HPI for genital herpes, 1179, which was in-licensed to us as part of our collaboration with Gilead.

During the first quarter of 2024, we filed a Clinical Trial Application (CTA) to support initiation of a Phase 1a/b clinical study for 5366, which was approved in April 2024, and we dosed our first participant in the Phase 1a portion of this study during the second quarter of 2024.

In September 2024, we announced positive interim data for the Phase 1a portion of the 5366 study. Interim results exceeded our objectives for this Phase 1a study and support 5366’s progression into Phase 1b, which we initiated during the third quarter of 2024. Across the Part A (Phase 1a) cohorts evaluated, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. We plan to explore both once-weekly and once-monthly oral dosing regimens in the Part B (Phase 1b) portion of the study.

In the Part A cohorts, 5366 has been well-tolerated with a favorable safety profile observed with exposure of up to 70 days. Treatment-emergent adverse events (AEs) were all mild to moderate in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose arm. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant electrocardiogram (ECG) abnormalities or patterns of AEs or laboratory abnormalities noted.

We expect interim data from the Phase 1b portion of the 5366 study to be available in fall 2025.

In addition to 5366, we are also advancing 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. We submitted the CTA for a Phase 1a/b study of 1179 in September 2024, which was approved in October 2024. We dosed our first participant in the Phase 1a portion of this study during the fourth quarter of 2024.

In February 2025, we announced positive interim data for the Phase 1a portion of the 1179 study. Interim results exceeded our objectives for this Phase 1a study and support 1179’s progression into Phase 1b, and we plan to move directly into the Phase 1b study in participants with recurrent genital herpes. Across the Part A (Phase 1a) cohorts evaluated as of the February 13, 2025 data cutoff date, 1179 had a mean half-life of approximately four days when dosed orally, supporting once-weekly oral dosing, the target profile for 1179.

In all cohorts as of the February 13, 2025 data cutoff date, 1179 has been well-tolerated with a favorable safety profile observed. Treatment-emergent AEs were all mild in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose cohort. One self-limited Grade 2 alanine transaminase elevation was observed in a cohort evaluating the highest dose of 300 mg. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant ECG abnormalities or patterns of AEs or laboratory abnormalities noted. We expect interim data from the Phase 1b portion of the 5366 study to be available in fall 2025.

The Phase 1b study of 1179 study will be conducted concurrently with the ongoing Phase 1b evaluation of 5366, our other long-acting helicase-primase inhibitor candidate that began dosing in Phase 1b in the fourth quarter of 2024. The studies are anticipated to be conducted at the same sites using equivalent eligibility criteria and outcome measures for both candidates. We plan to report interim data for both candidates together in fall 2025.

Our HBV and HDV Programs

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in Europe. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in Europe, a large, complex peptide inhibitor that requires daily injections, bulevirtide. There are no approved HDV treatments in the United States, and the large, complex peptide blocker is the only approved HDV treatment in the Europe. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in Europe). 6250 uses the same clinically-validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma. In nonclinical studies in non-human primates, clinically-relevant doses of 6250 elevated bile acids to levels similar to those seen in humans with bulevirtide.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

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

At the European Association for the Study of the Liver's International Liver CongressTM in June 2024 and the International HBV Meeting in September 2024, we presented nonclinical profiling of 6250. In addition, 6250 was featured in an oral presentation at the Science of HBV Cure Meeting 2024. We initiated a Phase 1a clinical study of 6250 during the fourth quarter of 2024, and we expect interim safety, PK and biomarker data from single-ascending and multiple-ascending doses cohorts in healthy participants in the third quarter of 2025.

Capsid Assembly Modulator

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA.

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

As a next-generation CAM, 4334 was optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation (MOA #2). Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and it does so incompletely. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. In addition, the PK data support 4334 as a once daily oral therapy and predicts best-in-class activity against both MOA #1 and MOA #2. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024, which indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. A mean decline in HBV DNA of 2.9 log10 IU/mL was observed in a population of predominately HBeAg negative participants. Among the subset of participants with detectable HBV RNA at baseline, a mean decline of 2.5 log10 U/mL for HBV RNA was observed. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These initial antiviral data are consistent with the high potency seen preclinically for 4334. The interim safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. Enrollment is ongoing for the second cohort, evaluating an oral once-daily 400 mg dose of 4334. Based on the strong antiviral activity observed in the first cohort, we expect that the 400 mg cohort will be the final cohort for this Phase 1b study. We anticipate releasing data from the 400 mg cohort in the first half of 2025.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2, varicella zoster virus (VZV) and Epstein-Barr virus (EBV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60% of transplant patients are HSV-positive; (3) 80% of transplant patients are VZV-positive and (4) 45% of transplant patients are EBV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following transplantation. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 95,000 people receiving transplants in 2021 in the United States and Europe.

While there are approved antivirals that are administered in a transplant setting, currently approved antivirals are not active against a broad spectrum of transplant-associated herpesviruses and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral, broad-spectrum NNPI for transplant-associated herpesvirus infections, which could greatly advance treatment.

In December 2024, we nominated 7423 as our development candidate to undergo CTA-enabling studies, which are ongoing.

Research Programs

In addition to our investigational therapy programs that have nominated development candidates and have advanced into clinical studies or CTA-enabling studies, our research team continues to actively focus on proprietary research to discover and develop novel antivirals to treat serious viral diseases.

Collaboration and License Agreement

Gilead Sciences, Inc.

In October 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us. In December 2024, we and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable and the fees payable to us under the terms of the Gilead Collaboration Agreement due to an agreed upon development plan for 6250. To facilitate this development plan, (1) we received a payment of $10.0 million from Gilead and (2) the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, we may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we are primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

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

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), which were both amended in June 2024 in connection with a financing transaction, in which a new investor purchased shares of common stock and was issued a warrant (the 2024 Financing Transaction). Pursuant to the Gilead Equity Agreements, Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. The terms of the Gilead Equity Agreements provided Gilead the right to elect to purchase additional shares of common stock from us at a premium in an amount that results in Gilead owning 29.9% of our then-outstanding voting common stock. This right was exercised in December 2024, at a purchase price of $21.37 per share, which represents a 35% premium to the 30-trading day volume weighted average price immediately prior to the date of purchase. The Gilead Equity Agreements also include a three-year standstill provision and a two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

Gilead participated in the 2024 Financing Transaction on the same terms as the new investor pursuant to the anti-dilution provision in the Investor Rights Agreement. We and Gilead entered into a Securities Purchase Agreement for the issuance and sale, in a private placement, of 179,500 shares of our common stock and a warrant to purchase up to 179,500 shares of our common stock. The warrant sold to Gilead has an exercise price equal to $17.00 per share, became immediately exercisable on the date of issuance and will expire on June 18, 2029. Subject to certain exceptions, neither Gilead nor its affiliates may exercise any portion of the warrant to the extent that Gilead would own more than 19.9% of the number of our shares of common stock outstanding immediately after giving effect to such exercise.

Intellectual Property

We own a published international Patent Cooperation Treaty (PCT) patent application relating to compositions of matter and methods of using 5366 and derivatives/analogs thereof to treat HSV. Any patents issuing therefrom are expected to expire in 2043. We also own provisional, unpublished and published PCT patent applications relating to synthetic processes, crystal forms and pharmaceutical formulations of 5366. Any patents issuing therefrom are expected to expire in 2043 to 2045.

We have acquired rights to a published PCT patent application relating to compositions of matter and methods of using 1179 and derivatives/analogs thereof to treat HSV. Any patents issuing therefrom are expected to expire in 2043. We also have rights to unpublished PCT patent applications related to crystalline forms and pharmaceutical formulations of 1179. Any patents issuing therefrom are expected to expire in 2044 and 2045, respectively.

We own a published PCT patent application relating to compositions of matter and methods of using compound 6250 and derivatives/analogs thereof to treat HDV and HBV. Any patents issuing therefrom are expected to expire in 2044. We also own a provisional patent application relating to crystalline forms of 6250. Any patents issuing therefrom are expected to expire in 2045.

We own a published PCT patent application which has entered the national phase, relating to compositions of matter and methods of using compound 4334 and derivatives/analogs thereof to treat HBV. Any patents issuing therefrom are expected to expire in 2041. We also own published PCT patent applications, which have entered the national phase, relating to processes for preparing 4334 and crystalline forms of 4334. Any patents issuing therefrom are expected to expire in 2042.

Finally, we own a provisional patent application relating to compositions of matter and methods of using broad-spectrum NNPIs to treat various herpes viruses.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies in compliance with the FDA’s GLP regulations and applicable requirements for the humane use of laboratory animals or other applicable requirements;
•
submission to the FDA of an investigational new drug application (IND) which must become effective before human clinical studies may begin;
•
approval by an independent institutional review board (IRB) or ethics committee at each clinical site before each trial may be initiated;
•
performance of adequate and well-controlled human clinical studies in accordance with good clinical practices (GCP), and any additional requirements for the protection of human research participants and their health information, to establish the safety and efficacy of the proposed drug for each indication;
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
•
FDA review and approval of the NDA; and
•
compliance with any post-approval requirements, including a risk evaluation and mitigation strategy (REMS), where applicable, and post-approval studies required by the FDA as a condition of approval.

Nonclinical studies and IND

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for AEs and in some cases to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND. Some long-term nonclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. For some products, the FDA may waive the need for certain nonclinical tests. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical studies and places the trial on clinical hold. If an IND or clinical study is placed on clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. As a result, submission of an IND may not result in the FDA allowing clinical studies to commence.

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

Marketing approval

After the completion of required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $4.0 million, and the sponsor of an approved NDA is also subject to an annual program fee currently set at $0.42 million through September 30, 2024. These fees are typically adjusted on October 1 each year.

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

Before approving an NDA, the FDA typically will inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. In addition, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP and integrity of the clinical data submitted. With passage of the FDORA, Congress clarified the FDA’s authority to conduct inspections by expressly permitting inspection of facilities involved in the preparation, conduct, or analysis of clinical and nonclinical studies submitted to FDA as well as other persons holding study records or involved in the study process.

After the FDA’s evaluation of the NDA and inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the drug with specific prescribing information for specific indications. A complete response letter indicates that the NDA will not be approved in its present form and generally outlines the deficiencies in the submission, which may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or six months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval and refuse to approve the NDA. Even if the FDA approves a product, it may limit the approved indications for use for the product, require that contraindications, warnings or precautions be included in the product labeling, require that post-approval studies, including Phase 4 clinical studies, be conducted to further assess a drug’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms, including REMS, which can materially affect the potential market and profitability of the product or impose new labeling, testing or distribution and use requirements. The FDA may prevent or limit further marketing of a product based on the results of post-market studies or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Priority review

Under FDA policies, a product candidate may be eligible for priority review, a review generally completed within a six-month time frame from the date a complete application is filed. Products generally are eligible for priority review if they are intended for treatment of a serious or life-threatening disease or condition and provide a significant improvement in safety or effectiveness compared to marketed products in the treatment, diagnosis or prevention of a serious disease or condition.

Accelerated approval

Under the FDA’s accelerated approval regulations, the FDA may approve a drug for a serious or life-threatening illness that provides meaningful therapeutic benefit to patients over existing treatments based upon a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (IMM). In clinical studies, a surrogate endpoint is a measurement of laboratory or clinical signs of a disease or condition that substitutes for a direct measurement of how a participant feels, functions or survives. Surrogate endpoints can often be measured more easily or more rapidly than clinical endpoints. A product candidate approved on this basis is subject to rigorous post-marketing compliance requirements, including the completion of Phase 4 or post-approval clinical studies to confirm the effect on the clinical endpoint. Failure to conduct required post-approval studies, or confirm a clinical benefit during post-marketing studies, would allow the FDA to withdraw the drug from the market on an expedited basis. All promotional materials for drug candidates approved under accelerated regulations are subject to prior review by the FDA. With the passage of the FDORA, the FDA is authorized to require a post-approval study to be underway prior to approval or within a specified time period following approval. FDORA also requires the FDA to specify conditions of any required post-approval study and requires sponsors to submit progress reports for required post-approval studies and any conditions required by the FDA until completion or termination of the study. FDORA further enables the FDA to initiate criminal prosecutions for the failure to conduct with due diligence a required post-approval study, including a failure to meet any required conditions specified by the FDA or to submit timely reports.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REM program. Other potential consequences include, among other things:

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

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the European Union (EU) provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of us placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, during his first administration, President Trump issued directives designed to delay the implementation of certain ACA provisions or otherwise circumvent requirements for health insurance mandated by the ACA, and Congress has considered legislation that would repeal, or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In addition, the Tax Cuts and Jobs Act, effectively repealed the individual health insurance mandate, which is considered a key component of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. In January 2025, the U.S. Supreme Court granted certiorari to review a lower court's decision that the ACA's requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2032, unless Congress takes additional action. Further, in January 2013, then President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, reduced Medicare payments to several providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022 (IRA) enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, and requiring inflation rebates to limit annual drug price increases in Medicare. These provisions began taking effect progressively starting in 2023, and, in January 2025, CMS announced the 15 drugs selected for the second cycle of Medicare drug price negotiations. Beginning in 2025, the IRA also eliminates the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and imposing on new manufacturer discount program. However, various industry stakeholders, including certain pharmaceutical companies and industry trade organizations have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and future government reform measures on us and the pharmaceutical industry as a whole is unclear. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights.

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

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current Trump administration may reverse or otherwise change measures implemented by the prior administration, both the Trump administration and Congress have indicated that they will continue to take action to control drug costs.

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

Other Healthcare Laws

In the United States, our activities are potentially subject to regulation by various federal, state and local authorities in addition to the FDA, including but not limited to, CMS, other divisions of the U.S. Department of Health and Human Services (e.g., the Office of Inspector General), the U.S. Department of Justice (DOJ), and individual U.S. Attorney offices within the DOJ, and state and local governments. For example, the Company’s business practices, including its research and sales, marketing and scientific/ educational grant programs may be required to comply with federal and state fraud and abuse laws, false claims laws, the data privacy, security provisions and breach notification provisions of the Health Insurance Portability and Accountability Act (HIPAA), federal transparency requirements and similar state laws, each as amended. The laws that may affect our ability to operate include, but are not limited to:

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
•
federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws that prohibit individuals or entities for, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Pharmaceutical manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
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

Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. For example, many U.S. states have adopted laws similar to the federal Anti-Kickback Statute, some of which apply to the referral of patients for healthcare services reimbursed by any source, not just governmental payors, including private insurers. In addition, some states require pharmaceutical companies to implement compliance programs, comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, or to track and report gifts, compensation and other remuneration provided to physicians and other healthcare providers. There also are state laws that require the reporting of marketing expenditures or drug pricing, including information pertaining to and justifying price increases, state and local laws that require the registration of pharmaceutical sales representatives or other state or local licensure, state laws that prohibit various marketing-related activities, such as the provision of certain kinds of gifts or meals, and state laws that require the posting of information relating to clinical trials and their outcomes. There are ambiguities as to what is required to comply with these state requirements and if we fail to comply with an applicable state law requirement, we could be subject to penalties.

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

The EU GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the EU GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. The EU GDPR (covering the EEA) imposes strict rules on the transfer of personal data out of the EU to a "third country," including the United States. In July 2020, the EU-US Privacy Shield was invalidated as a valid personal data transfer mechanism and on June 27, 2021, the European Commission published a new set of modular standard contractual clauses (New SCCs). The New SCCs must be used for all relevant transfers of personal data outside the European Economic Area (EEA) (since December 27, 2022). On July 11, 2023, the European Commission entered into force its adequacy decision for the EU-US Data Privacy Framework (a new framework for transferring personal information from the EEA to the United States), having determined that such framework ensures that the protection of personal information transferred from the EEA to the US will be comparable to the protection offered in the EU. However, this decision is subject to legal challenges and ultimately may be invalidated by the Court of Justice of the European Union (CJEU) just as the EU-US Privacy Shield was. We currently rely on the New SCCs for both intragroup and third-party data transfers from the EEA, however the cross-border data transfer landscape in the EEA is continually developing, and we are monitoring these developments. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

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

We are conscious of the extensive and evolving regulatory frameworks in the jurisdictions in which we operate. There are changes in the regulatory landscape relating to new and emerging technologies such as artificial intelligence (AI), which we use in a limited capacity solely to assist our employees in selecting chemical compounds to evaluate. The

EU has developed a standalone law to govern the offering and use of AI systems in the EU (AI Act), which entered into force on August 1, 2024. The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and deployers, in accordance with the level of risk involved with the AI system (“unacceptable,” “high,” “limited,” and “minimal” risk). General-purpose AI systems have also been made subject to a number of requirements under the AI Act—mostly akin to the requirements that apply to high-risk AI systems. The AI Act will become enforceable in a gradual manner—depending on the regulatory requirement in question, and ranging anywhere from six to 36 months following adoption and entry into force of the AI Act. Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover or €35 million. We are actively assessing the scope of application, impact, and risk of these developments in the EU and the UK on our business and will continue to assess this moving forward. The proposed European Health Data Space (EHDS) Regulation introduces stricter requirements for the collection, processing, and sharing of electronic health data across the EU. If enacted, EHDS may significantly impact our ability to conduct clinical trials, particularly those relying on real-world data, patient registries, or cross-border research collaborations. Additionally, the EU Data Act introduces new obligations regarding the access, sharing, and use of data generated by connected devices, digital platforms, and business-to-business and business-to-government data exchanges. As we conduct clinical trials and utilize digital health technologies and real-world data for research and development, compliance with the EU Data Act may introduce significant regulatory and operational challenges. Non-compliance with any of these regulations may result in fines, operational disruptions or reputational harm, and could impact our financial performance. We are actively assessing the scope of application, impact, and risk of these developments in the EU on our business and will continue to assess this moving forward.

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. Potential competitors include GlaxoSmithKline plc, Enanta Pharmaceuticals, Inc., Arbutus Biopharma Corporation, Vir Bio, Bluejay Therapeutics, Huahui Health, Aligos Therapeutics and AiCuris Anti-infective Cures AG, among others. Additionally, we may face competition from currently available HBV treatments. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of our investigational product candidates used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for our product candidates.

Human Capital Management

As of December 31, 2024, we had 73 total employees and contracts with a number of temporary contractors, consultants and CROs. The majority of our employees work out of our facility in South San Francisco, California. We also have a small number of remote employees spread across the United States and one remote employee in the UK.

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

We compete with both large and small companies in our industry for a limited number of qualified applicants to fill highly specialized needs. We generally target our base salaries and annual performance-based cash bonuses at the 50th percentile of our peers and our long-term equity incentive compensation, which all employees receive, between the 50th and 75th percentiles of our peers. In certain circumstances, we offer compensation above these levels, based on a candidate’s experience, criticality, amount of responsibility and either individual or Company-wide performance. We routinely review our employees’ base salaries to ensure they remain market competitive. Both annual performance-based cash bonuses and long-term equity compensation increase as a percentage of total compensation based on employees’ levels of responsibility. We also offer comprehensive benefits packages to all of our employees, including: 100% Company-covered medical, dental and vision coverage for employees and their families; a 401k program with a Company match; a comprehensive employee assistance program, an employee stock purchase plan; and paid family leave. Our benefits packages also include paid time-off benefits, flexible spending plans, commuter benefits and life and long-term care benefits.

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

All share and per share amounts of our common stock presented in this Annual Report on Form 10-K have been adjusted to reflect the 1-for-12 Reverse Stock Split.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings, debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. Adverse geopolitical and macroeconomic developments, such as ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, could affect our ability to access capital as and when needed.

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

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. In December 2024, Gilead purchased additional shares of our common stock at a premium pursuant to the terms of the common stock purchase agreement, and we amended the Gilead Collaboration Agreement in connection with an updated development plan for 6250. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

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
•
Gilead has the right to designate (and has designated) two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owns approximately 29.9% of our outstanding common stock. Gilead also has the right to acquire additional shares in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
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
•
insufficient quantities of qualified materials made using current good manufacturing practice (cGMP) for use in clinical studies due to manufacturing challenges, delays or interruptions in the supply chain;
•
slower than expected rates of participant recruitment or failure to recruit a sufficient number of eligible participants, which may be due to a number of reasons, including the size of the participant population, the proximity of participants to clinical sites, the eligibility criteria for the study, the design of the clinical study, and other potential drug candidates being studied;
•
fewer available study sites due to changes in government funding of clinical research;
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

In addition, these CROs may also have relationships with other entities, some of which may be our competitors. CRO personnel are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our clinical and nonclinical studies. If these CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, including good clinical practices, or for other reasons, our research, nonclinical or clinical studies may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates, any of which could materially harm our business, prospects, financial condition and results of operations.

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the conflicts in the Middle East, the rising tensions between China and Taiwan, as well as tariffs, other wars, acts of terrorism, natural disasters or outbreaks of disease;
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
•
Changes in economic policies by the U.S. or foreign governments, which may result in new or unexpected changes in tariffs, trade barriers or regulatory requirements;
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

We may publicly disclose top-line, preliminary or interim data based on analysis of then-available efficacy, tolerability, PK and safety data, and the results and related findings and conclusions are subject to change following a more comprehensive data review related to the particular study. We also may make assumptions, estimates, calculations and conclusions as part of our data analyses, and we may not have received or had the opportunity to fully and carefully evaluate all data prior to release. As a result, the top-line, preliminary or interim results that we report may differ from final results of the same studies or different conclusions or considerations may qualify such results once additional data have been received and fully evaluated. Top-line, preliminary or interim data also remain subject to audit and verification procedures that may result in the final data differing materially from previously published top-line, preliminary or interim data. As a result, top-line, preliminary or interim data should be viewed with caution until the final data are available.

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

Each of these risks could delay our development efforts, nonclinical studies and clinical studies or the approval, if any, of our product candidates by the FDA or applicable non-U.S. regulatory authorities and the commercialization of our product candidates. Furthermore, reductions in workforce at the FDA may lead to delays in inspecting facilities and, in turn, delayed FDA approvals for manufacturing changes. This could result in higher costs or deprive us of potential product revenues and materially harm our business, financial condition and results of operations.

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

Research, development and commercialization goals, including data releases, may not be achieved in the timeframes that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.

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

The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of novel classes of product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events in our nonclinical or clinical studies or those of our competitors or of academic researchers utilizing the same MOA as our product candidates, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, larger, more complex, or an increased number of clinical trial requirements, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

Our ability to use our net operating loss and credit carryforwards and certain other tax attributes may be limited.

We have net operating loss carryforwards due to prior period losses generated before January 1, 2024, which if not utilized, will begin to expire in 2029 for net operating loss carryforwards prior to 2018. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. We have experienced ownership changes in the past, and future equity issuances may result in additional ownership change. Accordingly, some of our net operating losses or credits could expire unutilized, and our ability to utilize our net operating losses or credits to offset U.S. federal taxable income could be limited, which would result in increased future tax liability to us. We may also be subject to similar limitations at the state level.

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

If we or our collaborators obtain regulatory approval for a particular product, the approval might limit the intended medical uses for the product, limit our ability to promote, sell, and distribute the product, require that we conduct costly post-marketing surveillance, and/or require that we conduct ongoing post-marketing studies. Once obtained, any approvals might be withdrawn, including, for example, if there is a later discovery of previously unknown problems with the product, such as a previously unknown safety issue. If we, our collaborators, our contractors or our contract manufacturers fail to comply with applicable regulatory requirements at any stage during the regulatory process, such noncompliance could result in delays in the approval of applications or supplements to approved applications, refusal by a regulatory authority (including the FDA) to review pending marketing authorization applications or supplements to approved applications, untitled letters or warning letters, fines, import and export restrictions, product recalls or seizures, injunctions, total or partial suspension of production, civil penalties, withdrawals of previously approved marketing authorizations, recommendations by the FDA or other regulatory authorities against governmental contracts, and/or criminal prosecutions.

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

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, can shift in response to changing administrative policies and priorities. Such policy shifts, including efforts to downsize the federal workforce, remove job elimination protections for federal workers, limit certain communications, and potentially interfere with user fee reauthorization, may affect the FDA review process and average review times at the FDA may fluctuate as a result. If a prolonged government shutdown or a widespread freeze on federal funding occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, the National Institutes of Health to conduct research or provide grants, or other agencies that support the FDA to slow their work. In addition, if future legislation or administrative action or changes in FDA policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Delays in obtaining regulatory approvals might: delay commercialization of, and our ability to derive product revenues from, our product candidates; impose costly procedures on us; and diminish any competitive advantages that we might otherwise enjoy.

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

We and our collaborators may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, fraud and abuse laws or similar healthcare and security laws and regulations, and health information privacy and security laws, which could expose us or them to criminal sanctions, civil penalties, exclusion or suspension from federal and state healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

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

Governance

While our board of directors has oversight responsibility for risk management generally, the Audit Committee is specifically responsible for overseeing our cybersecurity risk management program to ensure cybersecurity risks are identified, assessed, managed, and monitored. Our Executive Director, Information Technology, who has over 15 years of experience in the cybersecurity field and regularly attends cybersecurity conferences and actively implements new technologies to keep our systems up to date and secure, provides periodic updates to the Audit Committee in this regard, and details our cybersecurity program supported by key performance indicators across the range of cybersecurity functions related to risk management and governance, identity and information asset protection, core security and endpoint security, and cyber threat operations. These updates include descriptions of cybersecurity incidents, including those associated with our third-party service providers. The Audit Committee is responsible for updating our full board of directors on material risks from cybersecurity incidents or threats.

Item 2. Properties

We lease office space for corporate and administrative functions and laboratory space in South San Francisco, California under a sublease that expires in September 2029.

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

Holders of Record

As of March 14, 2025, there were 49 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2024.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our registered equity securities during the period covered by this Annual Report on Form 10-K.

Reverse Stock Split

On January 31, 2024, following approval by our stockholders, our board of directors approved the implementation of a reverse stock split of our common stock at a ratio of 1-for-12 (the Reverse Stock Split). The Reverse Stock Split was effective as of February 9, 2024, and our common stock began trading on the Nasdaq Global Select Market on a post-split basis on February 12, 2024. All share and per share amounts of our common stock presented in this Annual Report on Form 10-K have been adjusted to reflect the Reverse Stock Split.

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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPI) targeting recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets.

Our Clinical Programs and Regulatory Filing-Enabling Program

Since the beginning of 2024, we have initiated: (1) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of 5366, long-acting HPI for recurrent genital herpes; (2) the Phase 1a portion of a Phase 1a/b study of 1179, also a long-acting HPI for recurrent genital herpes; (3) a Phase 1a study of 6250, an orally bioavailable HDV entry inhibitor; and (4) a Phase 1b study of 4334, a highly potent, next-generation CAM for chronic HBV infection. We expect to initiate the Phase 1b portion of the Phase 1a/b study of 1179 in the first half of 2025.

We announced interim results from the Phase 1a portion of the 5366 study in September 2024, interim results from the Phase 1b study of 4334 in December 2024 and interim results from the Phase 1a portion of the 1179 study in February 2025.

In addition, during December 2024, we identified a development candidate, 7423, in our broad-spectrum NNPI program targeting transplant-associated herpesviruses.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised patients may experience more severe and prolonged symptoms due to increased recurrence rates.

HPIs are antiviral agents in development for the treatment of recurrent genital herpes, with a clinically-validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. These subunits have functions that are essential for viral DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore,

HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year, including over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents are only partially effective at controlling the infection or reducing transmission risk. With current nucleoside analog therapies, only one out of three people with recurrent genital herpes with six or more recurrences per year are able to make it through a year of treatment without a recurrence. There are still high titer (greater than 104 HSV-2 DNA copies/mL) shedding episodes under this current standard of care for recurrent genital herpes, which can lead to recurrent episodes and transmission of genital herpes.

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and are developing a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the U.S. Food and Drug Administration's (FDA) Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. In addition, we are developing a second novel, potent, long-acting HPI for genital herpes, 1179, which was in-licensed to us as part of our collaboration with Gilead.

During the first quarter of 2024, we filed a Clinical Trial Application (CTA) to support initiation of a Phase 1a/b clinical study for 5366, which was approved in April 2024, and we dosed our first participant in the Phase 1a portion of this study during the second quarter of 2024.

In September 2024, we announced positive interim data for the Phase 1a portion of the 5366 study. Interim results exceeded our objectives for this Phase 1a study and support 5366’s progression into Phase 1b, which we initiated during the third quarter of 2024. Across the Part A (Phase 1a) cohorts evaluated, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. We plan to explore both once-weekly and once-monthly oral dosing regimens in the Part B (Phase 1b) portion of the study.

In the Part A cohorts, 5366 has been well-tolerated with a favorable safety profile observed with exposure of up to 70 days. Treatment-emergent adverse events (AEs) were all mild to moderate in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose arm. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant electrocardiogram (ECG) abnormalities or patterns of AEs or laboratory abnormalities noted.

We expect interim data from the Phase 1b portion of the 5366 study to be available in fall 2025.

In addition to 5366, we are also advancing 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. We submitted the CTA for a Phase 1a/b study of 1179 in September 2024, which was approved in October 2024. We dosed our first participant in the Phase 1a portion of this study during the fourth quarter of 2024.

In February 2025, we announced positive interim data for the Phase 1a portion of the 1179 study. Interim results exceeded our objectives for this Phase 1a study and support 1179’s progression into Phase 1b, and we plan to move directly into the Phase 1b study in participants with recurrent genital herpes. Across the Part A (Phase 1a) cohorts evaluated as of the February 13, 2025 data cutoff date, 1179 had a mean half-life of approximately four days when dosed orally, supporting once-weekly oral dosing, the target profile for 1179.

In all cohorts as of the February 13, 2025 data cutoff date, 1179 has been well-tolerated with a favorable safety profile observed. Treatment-emergent AEs were all mild in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose cohort. One self-limited Grade 2 alanine transaminase elevation was observed in a cohort evaluating the highest dose of 300 mg. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant ECG abnormalities or patterns of AEs or laboratory abnormalities noted. We expect interim data from the Phase 1b portion of the 5366 study to be available in fall 2025.

The Phase 1b study of 1179 study will be conducted concurrently with the ongoing Phase 1b evaluation of 5366, our other long-acting helicase-primase inhibitor candidate that began dosing in Phase 1b in the fourth quarter of 2024. The studies are anticipated to be conducted at the same sites using equivalent eligibility criteria and outcome measures for both candidates. We plan to report interim data for both candidates together in fall 2025.

Our HBV and HDV Programs

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in Europe. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in Europe, a large, complex peptide inhibitor that requires daily injections, bulevirtide. There are no approved HDV treatments in the United States, and the large, complex peptide blocker is the only approved HDV treatment in the Europe. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in Europe). 6250 uses the same clinically-validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma. In nonclinical studies in non-human primates, clinically-relevant doses of 6250 elevated bile acids to levels similar to those seen in humans with bulevirtide.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

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

We initiated a Phase 1a clinical study of 6250 during the fourth quarter of 2024, and we expect interim safety, PK and biomarker data from single-ascending and multiple-ascending doses cohorts in healthy participants in the third quarter of 2025.

Capsid Assembly Modulator

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA moiety that resides in the nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA.

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

As a next-generation CAM, 4334 was optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation (MOA #2). Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and it does so incompletely. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. In addition, the PK data support 4334 as a once daily oral therapy and predicts best-in-class activity against both MOA #1 and MOA #2. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024, which indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. A mean decline in HBV DNA of 2.9 log10 IU/mL was observed in a population of predominately HBeAg negative participants. Among the subset of participants with detectable HBV RNA at baseline, a mean decline of 2.5 log10 U/mL for HBV RNA was observed. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These initial antiviral data are consistent with the high potency seen preclinically for 4334. The interim safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. Enrollment is ongoing for the second cohort, evaluating an oral once-daily 400 mg dose of 4334. Based on the strong antiviral activity observed in the first cohort, we expect that the 400 mg cohort will be the final cohort for this Phase 1b study. We anticipate releasing data from the 400 mg cohort in the first half of 2025.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2, varicella zoster virus (VZV) and Epstein-Barr virus (EBV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60% of transplant patients are HSV-positive; (3) 80% of transplant patients are VZV-positive and (4) 45% of transplant patients are EBV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following transplantation. These uncontrolled viral infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 95,000 people receiving transplants in 2021 in the United States and Europe.

While there are approved antivirals that are administered in a transplant setting, currently approved antivirals are not active against a broad spectrum of transplant-associated herpesviruses and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral, broad-spectrum NNPI for transplant-associated herpesvirus infections, which could greatly advance treatment.

In December 2024, we nominated 7423 as our development candidate to undergo CTA-enabling studies, which are ongoing.

Research Programs

In addition to our investigational therapy programs that have nominated development candidates and have advanced into clinical studies or CTA-enabling studies, our research team continues to actively focus on proprietary research to discover and develop novel antivirals to treat serious viral diseases.

Collaboration and License Agreement

Gilead Sciences, Inc.

In October 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us. In December 2024, we and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable and the fees payable to us under the terms of the Gilead Collaboration Agreement due to an agreed upon development plan for 6250. To facilitate this development plan, (1) we received a payment of $10.0 million from Gilead and (2) the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, we may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we are primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

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

We and Gilead also entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), which were both amended in June 2024 in connection with a financing transaction, in which a new investor purchased shares of common stock and was issued a warrant (the 2024 Financing Transaction). Pursuant to the Gilead Equity Agreements, Gilead made an upfront equity investment of $15.2 million by purchasing from us 1,089,472 shares of our common stock at a purchase price of $13.92 per share. The terms of the Gilead Equity Agreements provided Gilead the right to elect to purchase additional shares of common stock from us at a premium in an amount that results in Gilead owning 29.9% of our then-outstanding voting common stock. This right was exercised in December 2024, at a purchase price of $21.37 per share, which represents a 35% premium to the 30-trading day volume weighted average price immediately prior to the date of purchase. The Gilead Equity Agreements also include a three-year standstill provision and a two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

Gilead participated in the 2024 Financing Transaction on the same terms as the new investor pursuant to the anti-dilution provision in the Investor Rights Agreement. We and Gilead entered into a Securities Purchase Agreement for the issuance and sale, in a private placement, of 179,500 shares of our common stock and a warrant to purchase up to 179,500 shares of our common stock. The warrant sold to Gilead has an exercise price equal to $17.00 per share, became immediately exercisable on the date of issuance and will expire on June 18, 2029. Subject to certain exceptions, neither Gilead nor its affiliates may exercise any portion of the warrant to the extent that Gilead would own more than 19.9% of the number of our shares of common stock outstanding immediately after giving effect to such exercise.

Operations

Since our inception, we have had no revenue from product sales and have funded our operations principally through debt financings prior to our initial public offering in 2010 and through equity financings and collaborations since then. Our operations to date have been primarily limited to organizing and staffing our company, discovering and developing our product candidates, licensing our product candidates, maintaining and improving our patent portfolio and raising capital.

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of December 31, 2024, we had an accumulated deficit of $825.9 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the coming years as we continue the development of our product candidates. As a result, our operating losses are likely to be substantial over the next several years and thereafter if none of our product candidates are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

We account for contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. We use one of the following methods depending on facts and circumstances: (i) as a separate contract if the modification adds distinct goods or services and the price reflects the SSP of those additional goods or services; (ii) as a termination of the existing contract and creation of a new contract if the remaining goods or services are distinct from those transferred before the modification; or (iii) as a cumulative catch-up adjustment to the original contract if the remaining goods or services are not distinct from those transferred before the modification.

For recognition of revenue relating to the Gilead Collaboration Agreement at commencement of the arrangement, we determined the transaction price and allocated it to a single combined performance obligation, the discovery, research and development services during the collaboration term. We estimated the SSP of extension fees and opt-in rights pursuant to the Gilead Collaboration Agreement using significant estimates, including forecasted revenues and costs, development timelines, discount rates, and probabilities of technical and regulatory success. We concluded none of the options in the contract are performance obligations at the outset of the arrangement as they are contingent upon option exercise, are capable of being distinct from the research and development services and are not offered at a discount to their SSP.

We determined the First Amendment to the Gilead Collaboration Agreement represents a contract modification within the scope of the revenue from contracts with customers guidance. We concluded there continues to be a single combined performance obligation consisting of a series of distinct research and development services, and therefore, the remaining services under the First Amendment to the Gilead Collaboration Agreement are distinct from the research and development services already provided. Accordingly, we accounted for the First Amendment as a termination of the existing contract and the creation of a new contract and are recognizing the revenue on a prospective basis by reassessing the transaction price and allocating it to the remaining research and development services.

We evaluate each performance obligation to determine if it can be satisfied at a point in time or over time, and we measure the services delivered to the customer, which we periodically review based on the progress of the related program. We recognize revenue under the Gilead Collaboration Agreement over time using a cost-based input method, which continues to be appropriate following the First Amendment to the Gilead Collaboration Agreement. Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the estimated total research effort required to satisfy those obligations. A hypothetical 10% change in the total estimated effort required to satisfy the single combined performance obligation related to the Gilead Collaboration Agreement would have changed the related revenue recognized during the year ended December 31, 2024 by as much as $3.5 million. The effect of any change made to an estimated input component and, therefore revenue recognized, would be recorded as a change in estimate. Such changes in estimate could have a material impact on the revenue recognized in a future period. In addition, variable consideration (including regulatory and commercial milestones) must be evaluated to determine if it is constrained and, therefore, excluded from the transaction price.

Research and Development Contract Costs and Accruals

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2024 and 2023.

Results of Operations

Comparison of the Years Ended December 31, 2024 and 2023

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Collaboration revenue	$28,520	$7,163	$21,357	298%

Collaboration revenue was $28.5 million for the year ended December 31, 2024 compared to $7.2 million for the year ended December 31, 2023. The $21.4 million increase in collaboration revenue was driven by recognizing a full year of revenue in 2024 under the Gilead Collaboration Agreement, which was entered into in October 2023. Collaboration revenue for 2023 also includes recognizing the remaining $2.7 million of deferred revenue under our Collaboration Agreement with BeiGene, Ltd. (BeiGene) upon our discontinuing development of ABI-H3733 (3733), which left no products licensed to BeiGene and no remaining performance obligations.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Year Ended December 31,			$ Change	% Change
	2024		2023	2024 vs. 2023	2024 vs. 2023
External program expenses:
Research and discovery	$8,985		$9,741	$(756)	(8%)
6250	6,396		421	5,975	1419%
5366	6,215		2,869	3,346	117%
1179	4,239		—	4,239	100%
4334	2,646		1,947	699	36%
Vebicorvir (VBR)	(43)	(1)	1,755	(1,798)	(102%)
3733	—		3,383	(3,383)	(100%)
ABI-H2158	—		226	(226)	(100%)
Total external program expenses	28,438		20,342	8,096	40%
Employee and contractor-related expenses	23,819		22,956	863	4%
Facility and other expenses	3,676		5,602	(1,926)	(34%)
Total research and development expenses	$55,933		$48,900	$7,033	14%

(1) Reflects net amounts refundable to us after the final reconciliation of costs of the clinical trial conducted pursuant to the Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation, which was terminated in February 2023.

Research and development expenses were $55.9 million for the year ended December 31, 2024 compared to $48.9 million for the year ended December 31, 2023. The $7.0 million increase in research and development expenses was primarily driven by increases in external program expenses from the advancement and expansion of our pipeline, most notably from our recurrent genital herpes programs, 1179 and 5366, as well as our HDV entry inhibitor, 6250. These increases in external expenses were partially offset by savings from our discontinuation of 3733 and VBR. We also experienced a $0.9 million increase in employee and contractor-related expenses due to higher headcount and increased travel costs as a result of having an expanded pipeline with more candidates entering the clinic in 2024. The overall increase was further offset by a $1.9 million decrease in our facility and other expenses, reflecting cost savings in rent and related expenses from our corporate headquarters sublease, which commenced in November 2023.

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

The following table summarizes the period-over-period change in our general and administrative expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
General and administrative expenses	$18,007	$22,909	$(4,902)	(21%)

General and administrative expenses were $18.0 million for the year ended December 31, 2024, compared to $22.9 million for the year ended December 31, 2023. The $4.9 million decrease in general and administrative expenses was primarily due to higher legal expenses incurred in 2023 related to the Gilead Collaboration, as well as higher stock-based compensation expense in 2023, mainly resulting from the vesting of restricted stock awards with performance based-vesting conditions.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Interest and other income, net	$5,573	$3,451	$2,122	61%

Interest and other income, net was $5.6 million for the year ended December 31, 2024, compared to $3.5 million for the year ended December 31, 2023. The increase of $2.1 million was primarily due to more interest income earned on marketable securities resulting from having a larger portfolio balance after the receipt of $100.0 million upon entering into the Gilead Collaboration in October 2023 and multiple equity financings entered into in 2024.

Income Tax Expense

The following table summarizes the period-over-period changes in our income tax expense (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2024	2023	2024 vs. 2023	2024 vs. 2023
Income tax expense	$330	$33	$297	900%

Income tax expense was $0.3 million for the year ended December 31, 2024 due to taxable income incurred from the upfront payments received under the Gilead Collaboration in 2023. Income tax expense was insignificant during the year ended December 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2024 principally through equity financings, raising an aggregate of $648.0 million in net proceeds, and strategic collaborations, raising an aggregate of $200.9 million.

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

We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operations into the middle of 2026. We have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect. Our contractual obligations include operating lease obligations totaling $3.9 million as of December 31, 2024, of which $0.8 million are short-term. We also enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for nonclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice.

Our future capital requirements will depend on many factors, including:

•
our ability to raise capital despite macroeconomic and geopolitical events impacting financial markets, such as rising inflation, potential effects of changes in federal government regulation or policies, including changes in or new tariffs, and market volatility;
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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2024	2023
Net cash (used in) provided by operating activities	$(51,117)	$22,743
Net cash provided by (used in) investing activities	40,171	(69,138)
Net cash provided by financing activities	29,449	13,818
Net increase (decrease) in cash and cash equivalents	$18,503	$(32,577)

Operating Activities

Net cash used in operating activities for the year ended December 31, 2024 was $51.1 million, compared to net cash provided by operating activities of $22.7 million for the same period in 2023. The decrease in operating cash flows was primarily due to $90.7 million received under the Gilead Collaboration Agreement in 2023, partially offset by cost savings in rent and related expenses attributable to our corporate headquarters sublease, which commenced in November 2023, and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities for the year ended December 31, 2024 was $40.2 million, compared to net cash used in investing activities of $69.1 million for the same period in 2023. The increase in cash flows from investing was due to higher proceeds from maturities of our marketable securities, which exceeded purchases in 2024. In contrast, in 2023 our purchases of marketable securities exceeded proceeds because of additional funds available to invest from the upfront payment received from Gilead under the Gilead Collaboration Agreement.

Financing Activities

Net cash provided by financing activities for the year ended December 31, 2024 was $29.4 million, compared to $13.8 million for the same period in 2023. The increase in financing cash flows was primarily driven by the sale of 0.6 million more shares of our common stock through multiple equity financings in 2024 and at an increased price per share compared to 2023.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended (the Exchange Act), that is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2024, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and President, who serves as our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and President concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2024 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and President, who serves as our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2024 and is incorporated in this Annual Report on Form 10-K by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2024 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	858,550	(2)	$39.95	484,852	(3)

Equity compensation plans not approved by security holders	965,697	(4)	$34.54	13,761	(5)
Total	1,824,247			498,613
(1)
The weighted average exercise price is calculated solely based on the exercise prices of the outstanding stock options and warrants and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units (RSUs), which have no exercise price.
(2)
This number includes the following: 19,862 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 138,150 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 136,991 were subject to outstanding stock options and 1,159 were subject to outstanding RSUs; and 700,538 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan, as amended (2018 Plan), of which 633,643 were subject to outstanding stock options and 66,895 were subject to outstanding RSUs. This number excludes purchase rights currently accruing under the Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan (2018 ESPP).
(3)
This number includes: no shares under the 2010 Plan, which has been frozen; 72,641 shares available for issuance under the 2014 Plan; 255,396 shares available for issuance under the 2018 Plan; and 156,815 shares reserved for issuance under the 2018 ESPP. Eligible employees may participate in the 2018 ESPP at a minimum of 1% and up to a maximum of 15% of such employee’s compensation for each pay period, subject to annual IRS limitations of $25,000.
(4)
This number includes 51,285 shares subject to stock options granted under the 2017 Inducement Award Plan (2017 Inducement Plan); 41,666 shares subject to stock options granted under the 2019 Inducement Award Plan (2019 Inducement Plan); 58,746 shares subject to stock options granted under the 2020 Inducement Award Plan (2020 Inducement Plan); and 814,000 warrants granted in a registered direct offering and a private placement in June 2024.
(5)
This number includes: 13,756 shares available for issuance under the 2017 Inducement Plan, no shares under the 2019 Inducement Plan and 5 shares available for issuance under the 2020 Inducement Plan.

Our stockholder-approved equity compensation plans consist of the 2018 Plan, the 2014 Plan, the 2010 Plan and the 2018 ESPP. Effective on June 2, 2016, the 2010 Plan was frozen, and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. An “Award” under the 2018 Plan, 2014 Plan or 2010 Plan is any right to receive our common stock consisting of non-statutory stock options, incentive stock options, stock appreciation rights, RSUs, or any other stock award.

In May 2018, our stockholders approved the 2018 ESPP and it was amended and restated in May 2021 and May 2024. The 2018 ESPP provides for the purchase by employees of up to an aggregate of 226,398 shares of the Company’s common stock. Eligible employees can purchase shares of our common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the 2017 Inducement Plan, the 2019 Inducement Plan, the 2020 Inducement Plan and warrants granted in a registered direct offering and a private placement in June 2024. In April 2017, our board of directors adopted the 2017 Inducement Plan and reserved 66,666 shares of our common stock for issuance under the 2017 Inducement Plan. In August 2019, our board of directors adopted the 2019 Inducement Plan and reserved 41,666 shares of our common stock for issuance under the 2019 Inducement Plan. In March 2020, our board of directors adopted the 2020 Inducement Plan and reserved 66,666 shares of our common stock for issuance under the 2020 Inducement Plan. The only persons eligible to receive grants of awards under the 2017 Inducement Plan, the 2019 Inducement Plan or the 2020 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with us. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of nonstatutory stock options, stock appreciation rights, restricted stock awards, RSUs, or any other stock award.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation dated May 25, 2022.	10-K	03/28/2024	3.1
3.2	Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of Assembly Biosciences, Inc., dated February 9, 2024.	8-K	02/13/2024	3.1
3.3	Amended and Restated Bylaws as amended through December 12, 2024.	8-K	12/13/2024	3.1
4.1	Specimen of Common Stock Certificate.				X
4.2	Description of Securities.	10-K	03/28/2024	4.2
4.3	Registered Warrant.	8-K	06/18/2024	4.1
4.4	Private Placement Warrant.	8-K	06/18/2024	4.2
10.1	Sublease, dated July 26, 2023, by and between Arsenal Biosciences, Inc., as Sublandlord, and Assembly Biosciences, Inc., as Subtenant.	10-Q	11/08/2023	10.1
10.2	First Amendment to Sublease, dated December 30, 2024, by and between Arsenal Biosciences, Inc. and Assembly Biosciences, Inc.	8-K	01/03/2025	10.1
10.3‡	Option, License and Collaboration Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.1
10.4‡	First Amendment to Option, License and Collaboration Agreement, dated December 19, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	12/19/2024	10.1
10.5‡	Common Stock Purchase Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.2
10.6	Amendment No. 1 to Common Stock Purchase Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	06/18/2024	10.3
10.7‡	Investor Rights Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.3
10.8	Amendment No. 1 to Investor Rights Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	06/18/2024	10.4
10.9#	Amended and Restated Employment Agreement, dated December 12, 2022, between Assembly Biosciences, Inc. and Jason A. Okazaki.	10-K	03/22/2023	10.7
10.10#	Employment Agreement, dated May 1, 2020, between Assembly Biosciences, Inc. and William E. Delaney IV, Ph.D., effective as of May 27, 2020.	10-K	02/25/2021	10.12
10.11#	Employment Agreement, dated November 8, 2023, between Assembly Biosciences, Inc. and Anuj Gaggar, M.D., Ph.D.	10-K	03/28/2024	10.11
10.12#	Employment Agreement, dated February 10, 2022, between Assembly Biosciences, Inc. and Nicole S. White, Ph.D., effective as of February 16, 2022.	10-K	03/28/2024	10.12
10.13#	2010 Equity Incentive Plan.	S-1/A	10/4/2010	10.14
10.14#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	06/06/2016	10.1

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.15#	Omnibus Amendment to Assembly Biosciences, Inc. Stock Incentive Plans.	10-Q	05/08/2020	10.2
10.16#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-K	03/22/2023	10.12
10.17#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1
10.18#	Assembly Biosciences, Inc. 2017 Inducement Award Plan.	10-Q	08/09/2017	10.1
10.19#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.20#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.21#	Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.	8-K	06/03/2024	10.1
10.22#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.	10-K	03/22/2023	10.22
10.23#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	06/01/2018	10.3
10.24#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.25#	Form of Performance-Based Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	10-K	03/11/2022	10.24
10.26#	Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan.	8-K	06/03/2024	10.2
10.27#	Assembly Biosciences, Inc. 2019 Inducement Award Plan.	10-Q	11/07/2019	10.4
10.28#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	10-Q	11/07/2019	10.5
10.29#	Assembly Biosciences, Inc. 2020 Inducement Award Plan.	10-Q	05/08/2020	10.3
10.30#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.4
10.31#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.5
10.32	Securities Purchase Agreement, dated June 16, 2024, by and between Assembly Biosciences, Inc. and the Purchaser.	8-K	06/18/2024	10.1
10.33	Securities Purchase Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	06/18/2024	10.2
10.34	Open Market Sale Agreement by and between Assembly Biosciences, Inc. and Jefferies LLC.	8-K	11/07/2024	1.1
10.35#	Assembly Biosciences, Inc. 2024 Corporate Bonus Plan.	8-K	03/15/2024	10.1
19.1	Assembly Biosciences, Inc. Insider Trading Policy				X
21.1	List of Subsidiaries of Assembly Biosciences, Inc.				X
23.1	Consent of Independent Registered Public Accounting Firm.				X

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of the Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1	Clawback Policy.	10-K	03/28/2024	97.1
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).

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

ASSEMBLY BIOSCIENCES, INC.

Date: March 20, 2025	By:	/s/ Jason A. Okazaki
	Name:	Jason A. Okazaki
	Title:	Chief Executive Officer and President

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

Signature	Title	Date

/s/ Jason A. Okazaki	Chief Executive Officer, President and Director	March 20, 2025
Jason A. Okazaki	(Principal Executive Officer and Principal Financial Officer)
/s/ Jeanette M. Bjorkquist	Executive Director, Accounting and Treasury	March 20, 2025
Jeanette M. Bjorkquist	(Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	March 20, 2025
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	March 20, 2025
Anthony E. Altig

/s/ Tomas Cihlar, Ph.D.	Director	March 20, 2025
Tomas Cihlar, Ph.D.

/s/ Gina Consylman	Director	March 20, 2025
Gina Consylman

/s/ Robert D. Cook II	Director	March 20, 2025
Robert D. Cook II

/s/ Sir Michael Houghton, Ph.D.	Director	March 20, 2025
Sir Michael Houghton, Ph.D.

/s/ Lisa R. Johnson-Pratt, M.D.	Director	March 20, 2025
Lisa R. Johnson-Pratt, M.D.

/s/ Susan Mahony, Ph.D.	Director	March 20, 2025
Susan Mahony, Ph.D.

/s/ John G. McHutchison, A.O., M.D.	Director	March 20, 2025
John G. McHutchison, A.O., M.D.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. (the Company) as of December 31, 2024 and 2023, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

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

Collaboration Agreement with Gilead Sciences, Inc.
Description of the Matter

As described in Note 8 to the consolidated financial statements, in December 2024, the Company entered into the First Amendment to its 2023 Gilead Collaboration Agreement, which restructured the timing of specific options exercisable in the agreement and the fees payable to the Company. The Company determined the First Amendment to the Gilead Collaboration Agreement represents a contract modification within the scope of the revenue from contracts with customers guidance. The Company concluded there is a single combined performance obligation for the discovery, research and development services during the remaining collaboration term, and will recognize revenue over time using a cost-based input method consisting of a series of distinct R&D Services. As of December 31, 2024, the total transaction price was determined to be $74.2 million, consisting of the unrecognized portion of the transaction price under the original contract, a premium of $5.2 million on Gilead's purchase of the Company's common stock in December 2024, and $10.0 million received from Gilead pursuant to the First Amendment to the Gilead Collaboration Agreement.

Auditing the Company’s accounting for the First Amendment to the Gilead Collaboration Agreement required increased audit effort due to the complex and judgmental nature of evaluating the terms and assumptions of the related amendment and the appropriate accounting for the modification under the guidance.

How We Addressed the Matter in Our Audit

To test the conclusion that the modification was accounted for appropriately, our audit procedures included, among others, reviewing the First Amendment to the Gilead Collaboration Agreement and evaluating whether management's accounting position considered all relevant facts and terms included in the agreement. We further evaluated management's technical analysis and assessed management's conclusions to determine whether they had appropriately considered and applied the guidance and associated interpretations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 20, 2025

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	As of December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$38,344	$19,841
Marketable securities	73,735	110,406
Accounts receivable from collaboration	—	43
Prepaid expenses and other current assets	3,424	3,497
Total current assets	115,503	133,787

Property and equipment, net	284	385
Operating lease right-of-use (ROU) assets	3,069	2,339
Other assets	312	312
Total assets	$119,168	$136,823

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$585	$461
Accrued research and development expenses	2,273	885
Other accrued expenses	6,862	5,744
Deferred revenue from a related party - short-term	37,622	30,915
Operating lease liabilities - short-term	461	1,220
Total current liabilities	47,803	39,225

Deferred revenue from a related party - long-term	35,378	55,379
Operating lease liabilities - long-term	2,628	1,122
Total liabilities	85,809	95,726

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2024 and December 31, 2023; 7,457,240 and 5,482,752 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	7	5
Additional paid-in capital	859,488	826,921
Accumulated other comprehensive loss	(211)	(81)
Accumulated deficit	(825,925)	(785,748)
Total stockholders' equity	33,359	41,097
Total liabilities and stockholders' equity	$119,168	$136,823

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

	Year Ended December 31,
	2024	2023
Collaboration revenue ($28,520 and $4,430 from a related party)	$28,520	$7,163

Operating expenses
Research and development	55,933	48,900
General and administrative	18,007	22,909
Total operating expenses	73,940	71,809
Loss from operations	(45,420)	(64,646)

Other income
Interest and other income, net	5,573	3,451
Total other income	5,573	3,451
Loss before income taxes	(39,847)	(61,195)

Income tax expense	330	33
Net loss	$(40,177)	$(61,228)

Other comprehensive loss
Unrealized (loss) gain on marketable securities	(130)	722
Comprehensive loss	$(40,307)	$(60,506)

Net loss per share, basic and diluted	$(6.69)	$(13.38)
Weighted average common shares outstanding, basic and diluted	6,004,560	4,577,371

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

	Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance as of December 31, 2022	4,074,552	$4	$807,983	$(803)	$(724,520)	$82,664
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	261,170	—	4,546	—	—	4,546
Issuance of common stock in a private placement to a related party, net of issuance costs	1,089,472	1	9,142	—	—	9,143
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	14,453	—	129	—	—	129
Issuance of common stock for settlement of restricted stock units (RSUs)	43,105	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	722	—	722
Stock-based compensation	—	—	5,121	—	—	5,121
Net loss	—	—	—	—	(61,228)	(61,228)
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Issuance of common stock under ATM equity offering program, net of issuance costs	152,666	—	2,030	—	—	2,030
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	634,500	1	9,661	—	—	9,662
Issuance of common stock and warrants in private placements to a related party, net of issuance costs	1,119,999	1	17,601	—	—	17,602
Issuance of common stock upon exercise of stock options	514	—	5	—	—	5
Issuance of common stock under ESPP	14,937	—	150	—	—	150
Issuance of common stock for settlement of RSUs	51,872	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(130)	—	(130)
Stock-based compensation	—	—	3,120	—	—	3,120
Net loss	—	—	—	—	(40,177)	(40,177)
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(40,177)	$(61,228)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	129	450
Stock-based compensation	3,120	5,119
Net accretion of investments in marketable debt securities	(3,658)	(1,585)
Non-cash rent expense	1,417	3,507
Loss on disposal of property and equipment	—	139
Changes in operating assets and liabilities:
Accounts receivable from collaboration	43	901
Prepaid expenses and other current assets	73	916
Other assets	—	577
Accounts payable	124	(2,032)
Accrued research and development expenses	1,388	(2,237)
Other accrued expenses	1,118	(1,571)
Deferred revenue (-$13,294 and $86,294 from a related party)	(13,294)	83,561
Operating lease liabilities	(1,400)	(3,774)
Net cash (used in) provided by operating activities	(51,117)	22,743

Cash flows from investing activities
Proceeds from maturities of marketable securities	130,700	65,015
Purchases of marketable securities	(90,501)	(133,922)
Proceeds from sale of property and equipment	—	24
Purchases of property and equipment	(28)	(255)
Net cash provided by (used in) investing activities	40,171	(69,138)

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants in private placements to a related party, net of issuance costs	17,602	9,143
Proceeds from the issuance of common stock and warrants in a registered direct offering, net of issuance costs	9,662	—
Proceeds from the issuance of common stock under ATM equity offering programs, net of issuance costs	2,030	4,546
Proceeds from the issuance of common stock under ESPP	150	129
Proceeds from the exercise of stock options	5	—
Net cash provided by financing activities	29,449	13,818

Net increase (decrease) in cash and cash equivalents	18,503	(32,577)
Cash and cash equivalents at the beginning of the year	19,841	52,418
Cash and cash equivalents at the end of the year	$38,344	$19,841
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$1,966	$2,442
Supplemental disclosure of cash flow information
Income taxes paid	$421	$—

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPI) targeting recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and it has additional research programs against multiple antiviral targets. The Company operates in one segment and is headquartered in South San Francisco, California (see Note 13 - Segment Reporting).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since inception, the Company’s operations have been financed through the sale of equity securities, payments related to collaboration agreements, the proceeds from the exercise of warrants and stock options and the issuance of debt. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these consolidated financial statements are issued. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility, inflation or other factors could also adversely impact the Company's ability to access capital when and as needed.

If the Company is unable to secure additional sources of funding or generate enough revenue from its collaborations, it may be necessary to significantly reduce the current rate of spending through reductions in staff and delaying, scaling back, or discontinuing certain research and development programs, including more costly clinical trials.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the conflicts in the Middle East, the rising tensions between China and Taiwan, as well as tariffs. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations (CROs), vendors and/or collaborators could potentially be negatively impacted by these events.

Cash and Cash Equivalents

All highly liquid investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents. All of the Company’s cash equivalents have liquid markets and high credit ratings.

Investments in Marketable Securities

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

Leases

All of the Company’s leases are operating leases for facilities and equipment. The Company recognizes a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. The Company determines if an arrangement is or contains a lease at inception or modification of the arrangement. Operating leases with a duration greater than one year are included in operating lease ROU assets, operating lease liabilities - short-term, and operating lease liabilities - long-term in the Company’s consolidated balance sheets. The Company elected the short-term lease exception policy, permitting it to not apply the recognition requirements to leases with terms of less than one year (short-term leases) for all classes of assets. Operating lease ROU assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate based on the information available at the lease commencement date. The incremental borrowing rate represents the interest rate the Company would incur at lease commencement to borrow an amount equal to the lease payments on a collateralized basis over the term of a lease. The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets, including ROU operating lease assets, for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There was no impairment of long-lived assets during the years ended December 31, 2024 and 2023.

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

Contract modifications, defined as changes in the scope or price (or both) of a contract that are approved by the parties to the contract, such as a contract amendment, exist when the parties to a contract approve a modification that either creates new, or changes existing, enforceable rights and obligations of the parties to the contract. The Company accounts for contract modifications using one of the following methods depending on facts and circumstances: (i) as a separate contract if the modification adds distinct goods or services and the price reflects the SSP of those additional goods or services; (ii) as a termination of the existing contract and creation of a new contract if the remaining goods or services are distinct from those transferred before the modification; or (iii) as a cumulative catch-up adjustment to the original contract if the remaining goods or services are not distinct from those transferred before the modification.

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

There were no accounts receivable from collaboration as of December 31, 2024. At December 31, 2023, all accounts receivable from collaboration are deemed collectible.

Stock-Based Compensation

The Company measures stock-based compensation to employees and board members at fair value on the grant date of the award. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company’s share price, the Company considers whether an adjustment to the observable market price is required when estimating fair values. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. Stock-based awards with graded vesting schedules are recognized using the accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award. For awards that have a performance condition, compensation cost is measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable. The Company assesses the probability of the performance conditions being met on a continuous basis. For awards that have a market condition, compensation cost is measured based on the grant-date fair value of the award and is expensed over the derived service period regardless of whether the underlying market condition is met. Forfeitures are recognized when they occur.

The Company estimates the fair value of stock option grants that do not contain market-based vesting conditions using the Black-Scholes option pricing model. The assumptions used in estimating the fair value of these awards, such as expected term, expected dividend yield, volatility and risk-free interest rate, represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment. The Company calculates the weighted average expected term of options using the simplified method where permitted by accounting guidance for stock-based compensation when there is limited history of relevant stock option exercise activity. The Company uses an expected dividend yield of zero as the Company currently does not intend to pay dividends in the foreseeable future. The Company calculates the expected volatility based on the Company’s historical stock prices. The risk-free interest rate assumption is based on the rates for U.S. Treasury zero-coupon bonds with maturities similar to those of the expected term of the stock option being valued.

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

The Company recognizes and measures tax benefits from uncertain tax positions only if it is more likely than not the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The tax benefit recognized for a particular tax position is based on the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals which the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense.

Pursuant to Section 174 of the Internal Revenue Code (Sec. 174), expenses associated with research conducted in the United States are capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses are capitalized and amortized over a 15-year period.

Net Loss per Share

Basic net loss per common share excludes dilution and is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity unless inclusion of such shares would be anti-dilutive. Diluted net loss per share is the same as basic net loss per share in the years reported, since the effects of potentially dilutive securities are antidilutive given the net loss for each year presented.

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2024	2023
Numerator:
Net loss	$(40,177)	$(61,228)
Denominator:
Weighted average common shares outstanding - basic and diluted	6,004,560	4,577,371
Net loss per share - basic and diluted	$(6.69)	$(13.38)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	December 31,
	2024	2023
Warrants to purchase common stock	814,000	—
Options to purchase common stock	942,193	862,911
Common stock subject to purchase under ESPP	9,386	13,730
Unvested RSUs	68,054	95,182
Total	1,833,633	971,823

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments in available-for-sale marketable securities. The Company displays comprehensive loss and its components in the consolidated statements of operations and comprehensive loss, net of tax effects if any.

Concentrations of Risk

Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company holds these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts as of and at times during the year ended December 31, 2024 exceeded federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

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

Customer Risk

During the year ended December 31, 2024, 100% of the Company's collaboration revenue was recognized from a related party, Gilead, under the Gilead Collaboration Agreement (see Note 8 - Collaboration Agreements). If the collaboration with Gilead does not result in the successful development and commercialization of products or if Gilead terminates the Gilead Collaboration Agreement, the Company may not receive any future payments under the collaboration.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (the FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (ASU 2023-07), which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280 on an interim and annual basis. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 13 - Segment Reporting for further details.

Accounting Pronouncements to Be Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. Adoption of ASU 2023-09 allows for either the prospective or retrospective application of the amendment and is effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company does not expect ASU 2023-09 to have a material impact on the Company’s consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect ASU 2024-03 to have a material impact on the Company’s consolidated financial statements.

Note 3 - Related Party

In October 2023, the Company entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead Sciences, Inc. (Gilead) under which it received aggregate gross proceeds of $100.0 million. The Company recognized $28.5 million and $4.4 million of collaboration revenue under the Gilead Collaboration Agreement during the years ended December 31, 2024 and 2023, respectively.

Pursuant to the Investor Rights Agreement, Gilead designated two directors to the Company’s board of directors, who were appointed in December 2023 and February 2024.

In June 2024, the Company entered into a Securities Purchase Agreement pursuant to which it issued and sold 179,500 shares of common stock and a warrant to purchase up to 179,500 shares of common stock in a private placement to Gilead (the June 2024 Private Placement). This transaction was executed concurrently with a Securities Purchase Agreement the Company entered into with an investor for a registered direct offering (the June 2024 Registered Direct Offering) pursuant to anti-dilution provisions in the Investor Rights Agreement. The common stock and warrant in the June 2024 Private Placement were sold at the same combined offering price as the June 2024 Registered Direct Offering of $15.46 per share, for aggregate gross proceeds to the Company of approximately $2.8 million. Also in June 2024, the Gilead Equity Agreements were amended to extend deadlines relating to the Company’s efforts to complete an equity financing and its right to require Gilead to purchase additional shares of the Company’s common stock by three months. This right expired in October 2024. The amendments also explicitly included the shares of the Company's common stock and warrant sold under the June 2024 Private Placement in the definition of registrable securities. The amendments to the Gilead Equity Agreements did not have an impact to the Company's consolidated financial statements.

In December 2024, the Company and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable in the agreement and the fees payable to the Company to support an accelerated development plan for ABI-6250 (6250), under which it received a non-refundable payment of $10.0 million. Also in December 2024, Gilead exercised its right under the Gilead Equity Agreements to purchase additional shares of common stock from the Company at a purchase price of $21.37 per share, for aggregate proceeds of $20.1 million, resulting in Gilead owning 29.9% of the Company's then-outstanding voting common stock.

Based on Gilead's ownership as of December 31, 2024, Gilead is considered a related party. See Note 6 - Stockholders' Equity and Note 8 - Collaboration Agreements for additional details.

Note 4 - Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following (in thousands):

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	8,437	—	—	8,437
Total cash equivalents	37,503	—	—	37,503
Short-term marketable securities
U.S. and foreign corporate debt securities	20,971	20	(3)	20,988
U.S. treasury securities	48,077	40	—	48,117
U.S. and foreign commercial paper	4,625	5	—	4,630
Total short-term marketable securities	73,673	65	(3)	73,735
Total cash equivalents and marketable securities	$111,176	$65	$(3)	$111,238

	December 31, 2023
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	17,595	41	(3)	17,633
U.S. treasury securities	76,891	127	—	77,018
U.S. and foreign commercial paper	15,728	27	—	15,755
Total short-term marketable securities	110,214	195	(3)	110,406
Total cash equivalents and marketable securities	$129,196	$195	$(3)	$129,388

Short-term marketable securities held as of December 31, 2024 and 2023 had contractual maturities of less than one year.

There were no realized gains and losses for the years ended December 31, 2024 and 2023. As of December 31, 2024, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the consolidated balance sheets during the years ended December 31, 2024 and 2023.

Accrued interest receivable was $0.4 million and $0.3 million as of December 31, 2024 and 2023, respectively, and was recorded in prepaid expenses and other current assets on the consolidated balance sheets. The Company did not write off any accrued interest receivable during the years ended December 31, 2024 and 2023.

Fair Value Measurement

The following tables presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	—	8,437	—	8,437
Total cash equivalents	29,066	8,437	—	37,503
Short-term marketable securities
U.S. and foreign corporate debt securities	—	20,988	—	20,988
U.S. treasury securities	—	48,117	—	48,117
U.S. and foreign commercial paper	—	4,630	—	4,630
Total short-term marketable securities	—	73,735	—	73,735
Total assets measured at fair value	$29,066	$82,172	$—	$111,238

	December 31, 2023
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$18,982	$—	$—	$18,982
Total cash equivalents	18,982	—	—	18,982
Short-term marketable securities
U.S. and foreign corporate debt securities	—	17,633	—	17,633
U.S. treasury securities	—	77,018	—	77,018
U.S. and foreign commercial paper	—	15,755	—	15,755
Total short-term marketable securities	—	110,406	—	110,406
Total assets measured at fair value	$18,982	$110,406	$—	$129,388

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

There were no transfers between Level 1, Level 2 or Level 3 for any of the years presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2024	2023
Accrued expenses:
Accrued compensation	$6,478	$5,484
Accrued professional fees and other	384	260
Total accrued expenses	$6,862	$5,744

Note 6 - Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2024 and 2023. As of December 31, 2024 and 2023, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 150,000,000 shares of common stock as of December 31, 2024 and 2023.

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

As of the effective time of the Reverse Stock Split, every 12 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock. This reduced the number of shares outstanding from 65.8 million shares to 5.5 million shares. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded down to the nearest whole share with respect to outstanding shares of common stock. Any holders of common stock who would have otherwise received a fractional share of common stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. All share and per share amounts of the Company's common stock presented in this Annual Report on Form 10-K have been adjusted to reflect the 1-for-12 Reverse Stock Split. The Company's authorized shares of common stock remain at 150,000,000 and its authorized shares of preferred stock remain at 5,000,000.

Sale of Common Stock and Warrants

At-The-Market Offering

In August 2020, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $100.0 million through “at-the-market” offerings (2020 ATM), pursuant to its shelf registration statement on Form S-3 with the SEC (File No. 333-248469), which became effective in September 2020. The Company did not sell any shares of its common stock under the 2020 ATM during the year ended December 31, 2024. During the year ended December 31, 2023, the Company issued and sold 261,170 shares of its common stock under the 2020 ATM, for which the Company received net proceeds of $4.5 million, after deducting commissions, fees and expenses.

In November 2024, the Company terminated the 2020 ATM and entered into a new sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (2024 ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. During the year ended December 31, 2024, the Company issued and sold 152,666 shares of its common stock under the 2024 ATM, for which the Company received net proceeds of $2.0 million, after deducting commissions, fees and expenses.

Registered Direct Offering

In June 2024, under the June 2024 Registered Direct Offering and pursuant to its shelf registration statement on Form S-3 on file with the SEC, the Company issued and sold 634,500 shares of common stock and a warrant to purchase up to 634,500 shares of common stock. The common stock and warrant were sold at a combined offering price of $15.46 per share for aggregate gross proceeds to the Company of $9.8 million.

Private Placements

In October 2023, the Company entered into the Gilead Equity Agreements, which were amended in June 2024. Pursuant to the Gilead Equity Agreements, Gilead purchased 1,089,472 shares of the Company’s common stock in a private placement at a purchase price of $13.92 per share for total proceeds of $15.2 million. Of these proceeds, $5.9 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement (see Note 8 - Collaboration Agreements). The fair value of Gilead's common stock purchase was $9.3 million and total proceeds from the issuance of the Company's common stock under the Gilead Equity Agreements was $9.1 million, net of $0.2 million in issuance costs. Pursuant to the terms of the amended Gilead Equity Agreements, if the Company completed an equity financing by October 2024, which would have resulted in at least $30.0 million of proceeds to the Company, then, subject to approval by the Company’s stockholders (which was obtained on January 31, 2024), the Company would have had the right to require Gilead to purchase additional shares of its common stock from the Company in an amount that resulted in Gilead owning 29.9% of the Company’s common stock. This right expired in October 2024. The terms of the Gilead Equity Agreements also provided Gilead with the right to elect to purchase additional shares of common stock from the Company at a premium in an amount that would result in Gilead owning 29.9% of the Company's common stock. The Gilead Equity Agreements also include a three-year standstill provision and a two-year lockup provision, each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors to the Company’s board of directors.

In June 2024, the Company issued and sold 179,500 shares of common stock and a warrant to purchase up to 179,500 shares of common stock under the June 2024 Private Placement with Gilead. This transaction was executed concurrently with the June 2024 Registered Direct Offering pursuant to anti-dilution provisions in the Investor Rights Agreement, with the common stock and warrant sold at the same combined offering price of $15.46 per share for aggregate gross proceeds to the Company of $2.8 million.

In December 2024, Gilead exercised its right under the Gilead Equity Agreements to purchase an additional 940,499 shares of common stock from the Company at a purchase price of $21.37 per share, which represents a 35% premium to the 30 trading day volume weighted average price immediately prior to the date of purchase. The Company received aggregate proceeds of $20.1 million, of which $5.2 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement (see Note 8 - Collaboration Agreements). The fair value of Gilead's common stock purchase was $14.9 million.

Warrants

The warrants sold in the June 2024 Registered Direct Offering and June 2024 Private Placement have an exercise price of $17.00 per share, were immediately exercisable upon issuance, and expire on June 18, 2029. Neither party may exercise any portion of the warrants to the extent it would beneficially own more than the limits defined in the warrant agreements. The exercise price and number of shares of the Company's common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis.

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

As of December 31, 2024, there were 814,000 outstanding and no warrants exercised during the year then ended.

Note 7 - Stock-Based Compensation

Equity Incentive Plans

In May 2023, the Company's stockholders approved an amendment to the Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan (the 2018 Plan), which increased the aggregate number of shares of common stock reserved under the 2018 Plan to 883,333.

In May 2024, the Company's stockholders approved an amendment to the 2018 Plan, which increased the aggregate number of shares of common stock reserved under the 2018 Plan to 1,103,333.

As of December 31, 2024, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen; the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. As of December 31, 2024, the Company also had awards outstanding under the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the Assembly Biosciences, Inc. 2019 Inducement Award Plan, and the Assembly Biosciences, Inc. 2020 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised or vested RSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the Assembly Biosciences, Inc. Second Amended and Restated Employee Stock Purchase Plan (the 2018 ESPP).

In February 2024, the Reverse Stock Split became effective. All outstanding stock options and restricted stock units presented have been adjusted to reflect the 1-for-12 Reverse Stock Split.

Stock Plan Activity

Stock Options

The following table summarizes the stock option activity and related information for 2024:

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2023	862,911	$69.00	6.7	$1
Granted	220,165	13.56
Exercised	(514)	10.68
Forfeited	(37,685)	127.88
Expired	(102,684)	63.79
Outstanding as of December 31, 2024	942,193	$54.24	7.3	$1,383
Options vested and exercisable as of December 31, 2024	517,237	$85.60	6.2	$375
Options expected to vest as of December 31, 2024	942,193	$54.24	7.3	$1,383

The weighted-average grant-date fair value of options granted was $10.04 and $7.68 during the years ended December 31, 2024 and 2023, respectively. The intrinsic value of options exercised was not material during the year ended December 31, 2024. There were no options exercised in 2023.

RSUs

The following table summarizes RSU activity and related information for 2024:

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2023	95,182	$32.64
Granted	25,353	13.35
Vested	(51,872)	41.64
Forfeited	(609)	25.39
Nonvested as of December 31, 2024	68,054	$18.66

The total fair value of RSUs vested and settled during 2024 and 2023 was $2.2 million and $2.8 million, respectively. The total intrinsic value of RSUs vested and settled during 2024 and 2023 was $0.7 million and $0.5 million, respectively.

In July 2021, the Company granted 26,981 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to the majority of employees, including executive officers. The awards had a grant date fair value of $1.2 million and vested upon achievement of performance conditions fully met by December 31, 2023. The Company did not recognize any stock-based compensation expense for these RSUs during the year ended December 31, 2024, compared to $0.3 million during the year ended December 31, 2023. All awards were fully vested with no remaining unrecognized compensation cost as of December 31, 2023.

In March 2022, the Company granted 21,248 RSUs with market-based vesting conditions to members of management, including its executive officers. The awards had a grant date fair value of $0.4 million and were recognized over the derived service period of 1.5 years and vest upon the achievement of certain market-based conditions which have not been achieved as of December 31, 2024. The Company did not recognize any stock-based compensation expense for these RSUs during the year ended December 31, 2024, compared to $0.1 million for these RSUs during the year ended December 31, 2023.

In August 2022, the Company granted 43,748 RSUs with performance-based vesting conditions upon the achievement of clinical milestones to its executive officers. The awards had a grant date fair value of $1.1 million and vested upon achievement of performance conditions fully met by December 31, 2024. The Company recognized stock-based compensation expense of $0.1 million and $0.6 million for these RSUs during the years ended December 31, 2024 and 2023, respectively. All awards were fully vested with no unrecognized compensation cost as of December 31, 2024.

Employee Stock Purchase Plan

In May 2024, the Company's stockholders approved an amendment to the 2018 ESPP, which increased the aggregate number of shares of common stock available for purchase by employees up to an aggregate of 226,398 shares at a discount to the market price. Eligible employees may participate through payroll deductions of up to 15% of such employee’s compensation for each pay period subject to annual statutory limits.

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Under the 2018 ESPP, the offering periods end on the last business day occurring on or before May 14 or November 14. The ESPP is compensatory and results in stock-based compensation expense.

In May and November 2024, employees purchased 7,252 and 7,685 shares of common stock, respectively, under the 2018 ESPP. In May and November 2023, employees purchased 7,534 and 6,919 shares of common stock, respectively, under the 2018 ESPP. As of December 31, 2024, 156,815 shares of common stock are available for future sale under the Company’s 2018 ESPP. Stock-based compensation expense recorded in connection with the 2018 ESPP was $0.1 million for both the years ended December 31, 2024 and 2023.

Valuation Assumptions

A summary of the assumptions used to estimate the fair values of stock options grants for the years presented is as follows:

	Year Ended December 31,
	2024	2023
Exercise price	$12.90 - $16.75	$8.64 - $18.36
Expected volatility	79.1% - 86.9%	77.5% - 87.1%
Risk-free rate	3.50% - 4.57%	3.59% - 4.49%
Expected term (years)	5.5 - 7.5	5.5 - 7.5
Expected dividend yield	0%	0%

The fair value of ESPP purchase rights and stock appreciation rights were not material for any period presented.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years presented (in thousands):

	Year Ended December 31,
	2024	2023
Research and development	$1,531	$2,116
General and administrative	1,589	3,003
Total stock-based compensation expense	$3,120	$5,119

As of December 31, 2024, there was $2.3 million of total unrecognized stock-based compensation related to outstanding equity awards which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

Note 8 - Collaboration Agreements

The following table summarizes the collaboration revenue recognized from the Company's collaboration agreements in the consolidated statement of operations and comprehensive loss for the years presented (in thousands):

	Year Ended December 31,
	2024	2023
Gilead (a related party)	$28,520	$4,430
BeiGene, Ltd. (BeiGene)	—	2,733
Total collaboration revenue	$28,520	$7,163

The following tables present changes in the Company’s contract liabilities (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2024
Contract liabilities:
Deferred revenue	$86,294	$15,226	$(28,520)	$73,000

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year Ended December 31, 2023
Contract liabilities:
Deferred revenue	$2,733	$90,724	$(7,163)	$86,294

	Year Ended December 31,
	2024	2023
Collaboration revenue recognized in the period from
Amounts included in deferred revenue at the beginning of the period	$28,271	$2,733
Performance obligations satisfied in previous period	$—	$—

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

In December 2024, the Company and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable in the agreement and the fees payable to the Company to support an accelerated development plan for 6250. To facilitate this development plan, the Company received a non-refundable payment of $10.0 million from Gilead and the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead.

If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on its programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh years of the collaboration.

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

At the commencement of the arrangement, the Company concluded Gilead was a customer and accordingly, the Gilead Collaboration Agreement was within the scope of the revenue from contracts with customers guidance. The Company initially identified a single combined performance obligation for the discovery, research and development services (the R&D Services) consisting of a series of distinct services that are substantially the same and have the same pattern of transfer. The Company concluded the R&D Services were distinct from Gilead's right to obtain an exclusive license to any of the Company's programs as Gilead benefits from the knowledge and expertise gained from the R&D Services and the Company's know-how is not highly specialized in nature. Gilead could perform the R&D Services themselves, particularly considering Gilead contributed its HPI and NNPI programs and Gilead may continue to conduct development activities on programs being developed under the Gilead Collaboration Agreement. None of the options in the contract were deemed to be separate performance obligations as the options did not provide any discounts or other rights which would be considered a material right in the arrangement.

The Company determined the Gilead Collaboration Agreement and Gilead Equity Agreements should be assessed as a single combined transaction because the agreements were negotiated and entered into together, with a single commercial objective. The Company accounted for the agreements based on the fair values of the assets and services exchanged. Of the $15.2 million in proceeds received under the Gilead Equity Agreements in October 2023, $5.9 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement. The value the Company received from the licenses Gilead contributed were not material within the context of the contract and accordingly, the Company made no adjustments to the transaction price for them at the commencement of the arrangement. In December 2024, Gilead exercised its right under the Gilead Equity Agreements to purchase additional shares of the Company's common stock for aggregate proceeds of $20.1 million, of which $5.2 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement.

The Company determined the First Amendment to the Gilead Collaboration Agreement represents a contract modification within the scope of the revenue from contracts with customers guidance. The Company concluded there continues to be a single combined performance obligation consisting of a series of distinct R&D Services, and therefore, the remaining services under the First Amendment to the Gilead Collaboration Agreement are distinct from the R&D Services already provided. Accordingly, the Company accounted for the First Amendment to the Gilead Collaboration Agreement as a termination of the existing contract and the creation of a new contract and is recognizing the revenue prospectively by reassessing the transaction price and allocating it to the remaining R&D Services.

The amended transaction price as a result of the modification was determined to be $74.2 million, consisting of the unrecognized portion of the transaction price under the original contract, the premium of $5.2 million on Gilead's purchase of the Company's common stock in December 2024 and $10.0 million received from Gilead pursuant to the First Amendment to the Gilead Collaboration Agreement.

The variable consideration related to the regulatory and commercial milestones has not been included in the transaction price as of December 31, 2024, since Gilead has not opted in to take a license to any of the Company's programs. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

The transaction price is reflected as collaboration revenue when realized in the Company’s consolidated statements of operations. The Company recognizes revenue over time using a cost-based input method, based on internal and external labor cost effort to perform the services, over the initial non-cancellable term of three years since this method best reflects the transfer of services to Gilead. In applying a cost-based input method of revenue recognition, the Company uses actual costs incurred relative to estimated total costs to fulfill each performance obligation. A cost-based input method of revenue recognition requires the Company to make estimates of costs to complete the performance obligation. The cumulative effect of any revisions to estimated costs to complete the performance obligation and associated variable consideration will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

The Company recognized $28.5 million and $4.4 million of collaboration revenue under the Gilead Collaboration Agreement during the years ended December 31, 2024 and 2023, respectively. The transaction price for future collaborative activities was recorded as deferred revenue on the consolidated balance sheet as of December 31, 2024, of which $37.6 million was included in deferred revenue - short-term and $35.4 million was included in deferred revenue - long-term. During the year ended December 31, 2024, the Company incurred $0.3 million in reimbursable expenses due to Gilead. During the year ended December 31, 2023, the Company did not incur any reimbursable expenses due to Gilead.

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

The Arbutus Biopharma Agreement was within the scope of the collaborative arrangements guidance as both parties were active participants and were exposed to significant risks and rewards dependent on the success of the collaborative activity. Reimbursements and cost-sharing portions from Arbutus Biopharma were reflected as a reduction of research and development expense when realized in the Company’s consolidated statements of operations. During the year ended December 31, 2024, the Company recognized research and development expenses of $0.3 million for net amounts refundable to Arbutus Biopharma after the final reconciliation of clinical trial costs.

Amounts refundable to Arbutus Biopharma are recorded as accrued research and development expenses on the consolidated balance sheet as of December 31, 2024. During the year ended December 31, 2023, the Company recognized a reduction of research and development expense of $1.6 million under the Arbutus Biopharma Agreement.

BeiGene Agreement

In July 2020, the Company and BeiGene entered into a Collaboration Agreement (the BeiGene Agreement) to develop and commercialize the Company’s novel core inhibitor product candidates vebicorvir (VBR), ABI-H2158 (2158) and ABI-H3733 (3733) for chronic HBV infection (the Licensed Product Candidates) in the People’s Republic of China, Hong Kong, Taiwan and Macau (the Territory). Under the agreement, the Company and BeiGene collaborated on certain global clinical studies and both the Company and BeiGene would independently conduct other clinical studies in their own respective territories. During the term of the BeiGene Agreement, neither party will commercialize any competing products in the Territory. Pursuant to the terms of the BeiGene Agreement, the Company received an upfront cash payment of $40.0 million from BeiGene for the delivery of exclusive, royalty-bearing licenses to develop and commercialize the Licensed Product Candidates in the Territory, and the Company was eligible to receive up to approximately $500.0 million in cash milestone payments and tiered royalties on net sales. In conjunction with the Company entering into the Gilead Collaboration Agreement with Gilead in October 2023, the Company discontinued further development of 3733 leaving no remaining products in development which have been licensed to BeiGene. Due to the discontinuation of development of all Licensed Product Candidates, the Company is not eligible to receive any development and regulatory milestones or net sales milestones.

The Company had no further performance obligations under the BeiGene Agreement following the discontinuation of development of 3733. Accordingly, the Company recognized the remaining contract liability of $2.7 million as collaboration revenue during the year ended December 31, 2023. The Company also recognized the remaining $0.2 million unamortized incremental costs of obtaining the BeiGene Agreement as general and administrative expenses during the year ended December 31, 2023. No revenue or amortization was recognized during the year ended December 31, 2024.

Note 9 – Strategic License Agreements

HBV Research Agreement with Indiana University

Since September 2013, the Company was party to an exclusive License Agreement dated September 3, 2013 with Indiana University Research and Technology Corporation (IURTC) from whom it licensed aspects of the Company’s HBV program held by IURTC. The license agreement required the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, if all milestones through development were met, was $0.8 million, with a portion having been paid. The Company was obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly received. The Company was also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC were less than such fees for that year. Following its decision to discontinue further development of 3733, the Company terminated the IURTC license agreement effective April 2024. The Company paid IURTC $0.1 million in diligence maintenance fees during both the years ended December 31, 2024 and 2023, which are included in research and development expenses in the consolidated statements of operations and comprehensive loss.

Microbiome Purchase Agreement

In December 2021, the Company entered into an asset purchase agreement (the Microbiome Purchase Agreement) with a third party pursuant to which the Company sold know-how, patents, materials and regulatory filings for the Company’s Microbiome program. The Company is entitled to receive a $10.0 million milestone payment upon the achievement of a regulatory approval milestone as defined in the purchase agreement. The variable consideration relating to the $10.0 million milestone has not been included in the transaction price as it was fully constrained as of December 31, 2024 and 2023. As part of the Company’s evaluation of the development milestone constraint, it determined the achievement of the milestone is contingent upon success in future clinical studies and regulatory approvals which are not within its control and uncertain at this stage.

Note 10 - Income Taxes

Income tax expense is as follows (in thousands):

	December 31,
	2024	2023
Current:
Federal	$—	$33
State	330	—
Foreign	—	—
	330	33
Deferred:
Federal	—	—
State	—	—
Foreign	—	—
	—	—
Income tax expense	$330	$33

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows:

	As of December 31,
	2024	2023
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	8.1	7.7
Research and development tax credits	8.4	4.4
Return to provision adjustments	(4.8)	0.3
Uncertain tax positions	(1.7)	(0.9)
Stock-based compensation	(8.4)	(1.7)
Other	(0.5)	(0.5)
Change in valuation allowance	(22.9)	(30.4)
Income taxes provision (benefit)	-0.8%	-0.1%

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2024	2023
Deferred tax assets:
Federal and state-operating loss carryforwards	$131,994	$148,119
Stock-based compensation	7,078	9,948
Capitalized research expense	35,593	28,578
Deferred revenue	18,484	—
Operating lease liabilities	782	594
Research and development credits	18,436	15,816
Other	53	19
Total deferred tax assets	212,420	203,074
Valuation allowance	(211,614)	(202,428)
Deferred tax asset, net of valuation allowance	$806	$646

Deferred tax liabilities:
Operating lease right-of-use assets	$(777)	$(593)
Other	(29)	(53)
Total deferred tax liabilities	(806)	(646)
Net deferred tax liability	$—	$—

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The valuation allowance increased by $9.2 million and $18.4 million for the years ended December 31, 2024 and 2023, respectively, primarily due to an increase in the Company’s federal and state-operating loss carryforwards.

Net operating loss and tax credit carryforwards as of December 31, 2024 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$391,182	Indefinite
Net operating losses, federal (pre January 1, 2018)	67,208	2029 - 2037
Net operating loss, state (Indefinite)	—	Indefinite
Net operating loss, state (Definite)	561,968	2029 - 2044
Research and development tax credits, federal	17,820	2028 - 2044
Research and development tax credits, state	6,783	Indefinite

Pursuant to Internal Revenue Code (IRC), Sections 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50.0% within a three-year period. The Company has performed an ownership change study through December 31, 2024 and has determined a “change in ownership” as defined by IRC Section 382 and the rules and regulations promulgated thereunder, did occur in December 2010, January 2013 and October 2014. The Company has adjusted its net operating loss carryovers to appropriately reflect any attributes which will expire due to the limitation. If further changes in ownership occur, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

	As of December 31,
	2024	2023
Balances as of beginning of year	$4,495	$3,873
Increases related to prior year tax positions	—	47
Decreases related to prior year tax positions	(31)	—
Increases related to current year tax positions	711	575
Balances as of end of year	$5,175	$4,495

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

Note 11 - Leases

Operating Leases

In August 2023, the Company entered into a sublease agreement for office and laboratory space in South San Francisco, California to serve as the Company's corporate headquarters. The sublease originally expired in October 2025, with an option to extend through September 2029. In December 2024, the Company amended the sublease to extend the term through September 2029 and modify the base rent payments beginning in January 2025, with scheduled annual rent increases over the remaining lease term. The Company's previous corporate headquarters sub-sublease in South San Francisco, California expired in December 2023. The Company also leased office space in Carmel, Indiana under a lease agreement that expired in August 2023, which had been substantially subleased since February 2021. The Company dissolved its China subsidiary in 2024, allowing the lease for its registrational office in Shanghai to expire in March 2024. The lease for the Company's registrational office in Beijing, which was month-to-month, ended in 2023. The Company also leases certain laboratory equipment accounted for as operating leases expiring at various dates, with the final lease expiring in 2025.

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

At December 31, 2024, the Company had operating lease liabilities of $3.1 million and ROU assets of $3.1 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Year Ended December 31,
	2024	2023
Lease cost
Operating lease cost	$1,417	$3,507
Short-term lease cost	1	12
Variable lease cost	727	1,504
Sublease income	—	(102)
Total lease cost, net	$2,145	$4,921

As of December 31, 2024, the weighted-average remaining lease term for operating leases was 4.7 years and the weighted-average discount rate for operating leases was 10.0%.

As of December 31, 2024, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2025	$751
2026	806
2027	834
2028	863
2029	671
Total	3,925
Less: present value discount	(836)
Operating lease liabilities	$3,089

Note 12 - Employee Benefit Plan

In January 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. During both the years ended December 31, 2024 and 2023, the Company made discretionary matching contributions of $0.7 million.

Note 13 - Segment Reporting

The Company operates as a single operating segment focusing on developing innovative therapeutics targeting serious viral diseases. The Company's chief operating decision maker (CODM) is its Chief Executive Officer and President, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources.

The measure of segment profit or loss used by the CODM to evaluate performance and allocate resources is consolidated net loss as reported in the Company's consolidated statements of operations. This measure is used by the CODM to assess its cash runway and make strategic decisions about resource allocation. The CODM does not use asset measures to evaluate segment performance or make resource allocation decisions.

Operating expenses include all costs necessary to operate the Company's business, primarily consisting of research and development and general and administrative expenses directly related to advancing the Company's programs. These expenses are reviewed by the CODM on a consolidated basis as part of evaluating the Company's overall financial performance. During the years ended December 31, 2024 and 2023, the Company generated all of its collaboration revenue from two customers, one of which is a related party (see Notes 3 - Related Party and 8 - Collaboration Agreements). For the years ended December 31, 2024 and 2023, all of the Company's revenue and long-lived assets were in the United States.

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Years Ended December 31,
	2024		2023
Collaboration revenue ($28,520 and $4,430 from a related party)	$28,520		$7,163
Less:
External program expenses:
Research and discovery	8,985		9,741
ABI-6250	6,396		421
ABI-5366	6,215		2,869
ABI-1179	4,239		—
ABI-4334	2,646		1,947
Vebicorvir	(43)	(1)	1,755
ABI-H3733	—		3,383
ABI-H2158	—		226
Total external program expenses	28,438		20,342
Employee and contractor-related expenses (2)	23,819		22,956
Facility and other expenses	3,676		5,602
Total research and development	55,933		48,900
General and administrative (2)	18,007		22,909
Other segment items (3)	(5,243)		(3,418)
Net loss	$(40,177)		$(61,228)
(1)
Reflects net amounts refundable to the Company after the final reconciliation of costs of the clinical trial conducted pursuant to the Arbutus Biopharma Agreement, which was terminated in February 2023.
(2)
Includes stock-based compensation expense, see Note 7 - Stock-Based Compensation for further details.
(3)
Other segment items include interest and other income, net, and income tax expense as reported in the Company's consolidated statements of operations and comprehensive loss.