Form 10-Q
period 2025-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2025-05-08
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 2, 2025, there were 7,637,553 shares of the registrant’s common stock outstanding.

References to Assembly Biosciences, Inc.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “board of directors” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 20, 2025 (2024 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

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
•
clinical and nonclinical data may not differentiate our product candidates from other companies’ candidates;
•
potential effects of changes in government regulation, including as a result of the change in U.S. administration in 2025; and
•
results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies.

You are urged to consider statements that include the words may, will, would, could, should, might, believes, hopes, estimates, projects, potential, enable, expects, plans, anticipates, intends, continues, forecast, designed, goal or the negative of those words or other comparable words to be uncertain and forward-looking. In particular, forward-looking statements include, but are not limited to, statements regarding the timing of commencement of future clinical studies involving our therapeutic product candidates; and our ability to successfully complete, and receive favorable results in, clinical studies for our product candidates. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Except as required by law, we assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	March 31,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,413	$38,344
Marketable securities	67,615	73,735
Prepaid expenses and other current assets	4,499	3,424
Total current assets	95,527	115,503

Property and equipment, net	251	284
Operating lease right-of-use (ROU) assets	2,927	3,069
Other assets	312	312
Total assets	$99,017	$119,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$875	$585
Accrued research and development expenses	2,106	2,273
Other accrued expenses	2,302	6,862
Deferred revenue from a related party - short-term	40,819	37,622
Operating lease liabilities - short-term	529	461
Total current liabilities	46,631	47,803

Deferred revenue from a related party - long-term	22,762	35,378
Operating lease liabilities - long-term	2,491	2,628
Total liabilities	71,884	85,809

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 7,618,885 and 7,457,240 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	8	7
Additional paid-in capital	862,121	859,488
Accumulated other comprehensive loss	(253)	(211)
Accumulated deficit	(834,743)	(825,925)
Total stockholders' equity	27,133	33,359
Total liabilities and stockholders' equity	$99,017	$119,168

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Collaboration revenue from a related party	$9,419	$5,785

Operating expenses
Research and development	14,851	11,879
General and administrative	4,509	4,635
Total operating expenses	19,360	16,514
Loss from operations	(9,941)	(10,729)

Other income
Interest and other income, net	1,123	1,652
Total other income	1,123	1,652
Net loss	$(8,818)	$(9,077)

Other comprehensive loss
Unrealized loss on marketable securities	42	158
Comprehensive loss	$(8,860)	$(9,235)

Net loss per share, basic and diluted	$(1.17)	$(1.66)
Weighted average common shares outstanding, basic and diluted	7,506,321	5,483,313

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Unrealized loss on marketable debt securities	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	712	—	—	712
Net loss	—	—	—	—	(8,818)	(8,818)
Balance as of March 31, 2025	7,618,885	$8	$862,121	$(253)	$(834,743)	$27,133

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Unrealized loss on marketable debt securities	—	—	—	(158)	—	(158)
Stock-based compensation	—	—	739	—	—	739
Net loss	—	—	—	—	(9,077)	(9,077)
Balance as of March 31, 2024	5,482,752	$5	$827,660	$(239)	$(794,825)	$32,601

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(8,818)	$(9,077)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33	32
Stock-based compensation	712	739
Net accretion of investments in marketable debt securities	(508)	(1,264)
Non-cash rent expense	219	359
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,075)	(652)
Accounts payable	290	266
Accrued research and development expenses	(167)	1,174
Other accrued expenses	(4,560)	(3,693)
Deferred revenue from a related party	(9,419)	(5,785)
Operating lease liabilities	(146)	(463)
Net cash used in operating activities	(23,439)	(18,364)

Cash flows from investing activities
Proceeds from maturities of marketable securities	26,432	21,000
Purchases of marketable securities	(19,846)	(3,714)
Purchases of property and equipment	—	(14)
Net cash provided by investing activities	6,586	17,272

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	1,922	—
Net cash provided by financing activities	1,922	—

Net decrease in cash and cash equivalents	(14,931)	(1,092)
Cash and cash equivalents at the beginning of the period	38,344	19,841
Cash and cash equivalents at the end of the period	$23,413	$18,749

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPIs) targeting recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator designed to disrupt the replication cycle of hepatitis B virus at several key points. The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and it has additional research programs against multiple antiviral targets. The Company operates in one segment and is headquartered in South San Francisco, California (see Note 9 - Segment Reporting).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration or an applicable foreign regulatory agency. Since the Company’s initial public offering, operations have been financed through the sale of equity securities and payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. Management believes the Company currently has sufficient funds to meet its operating requirements for at least the next twelve months following the date these unaudited condensed consolidated financial statements are issued. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. Market volatility, inflation or other factors, such as recently implemented tariffs or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, could also adversely impact the Company’s ability to access capital when and as needed.

If the Company is unable to secure additional sources of funding, it could be forced to reduce staff, delay, scale back or discontinue product development and clinical studies, forego business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of its remaining assets, which would likely have a material adverse impact on its business, results of operations, financial condition and share price.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024, which are contained in the 2024 Annual Report. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025 or future operating periods.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced and may continue to experience volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan, as well as recently implemented tariffs or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations, vendors and/or collaborators could potentially be negatively impacted by these events.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2025	2024
Numerator:
Net loss	$(8,818)	$(9,077)
Denominator:
Weighted average common shares outstanding - basic and diluted	7,506,321	5,483,313
Net loss per share - basic and diluted	$(1.17)	$(1.66)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	March 31,
	2025	2024
Warrants to purchase common stock	814,000	—
Options to purchase common stock	1,191,943	1,026,696
Common stock subject to purchase under ESPP	39,181	7,545
Unvested RSUs	102,831	103,752
Total	2,147,955	1,137,993

Note 3 – Related Party

In October 2023, the Company entered into an Option, License and Collaboration Agreement (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead Sciences, Inc. (Gilead). The Gilead Equity Agreements were amended in June 2024, and the parties entered into the First Amendment to the Gilead Collaboration Agreement in December 2024.

Following the Company entering into the Gilead Equity Agreements, and as of March 31, 2025, Gilead is considered a related party based on its ownership of the Company's common stock.

During the three months ended March 31, 2025 and 2024, the Company recognized $9.4 million and $5.8 million of collaboration revenue under the Gilead Collaboration Agreement, respectively (see Note 8 - Collaboration Agreement).

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

Investments in marketable securities consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$22,951	$—	$—	$22,951
Total cash equivalents	22,951	—	—	22,951
Short-term marketable securities
Corporate debt securities	19,906	12	—	19,918
U.S. treasury securities	42,047	9	(2)	42,054
Commercial paper	5,642	1	—	5,643
Total short-term marketable securities	67,595	22	(2)	67,615
Total cash equivalents and marketable securities	$90,546	$22	$(2)	$90,566

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	8,437	—	—	8,437
Total cash equivalents	37,503	—	—	37,503
Short-term marketable securities
Corporate debt securities	20,971	20	(3)	20,988
U.S. treasury securities	48,077	40	—	48,117
Commercial paper	4,625	5	—	4,630
Total short-term marketable securities	73,673	65	(3)	73,735
Total cash equivalents and marketable securities	$111,176	$65	$(3)	$111,238

There were no realized gains and losses for the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale marketable securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of March 31, 2025 and December 31, 2024.

Accrued interest receivable was $0.4 million as of March 31, 2025 and December 31, 2024, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three months ended March 31, 2025 and 2024.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$22,951	$—	$—	$22,951
Total cash equivalents	22,951	—	—	22,951
Short-term marketable securities
Corporate debt securities	—	19,918	—	19,918
U.S. treasury securities	—	42,054	—	42,054
Commercial paper	—	5,643	—	5,643
Total short-term marketable securities	—	67,615	—	67,615
Total assets measured at fair value	$22,951	$67,615	$—	$90,566

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	—	8,437	—	8,437
Total cash equivalents	29,066	8,437	—	37,503
Short-term marketable securities
Corporate debt securities	—	20,988	—	20,988
U.S. treasury securities	—	48,117	—	48,117
Commercial paper	—	4,630	—	4,630
Total short-term marketable securities	—	73,735	—	73,735
Total assets measured at fair value	$29,066	$82,172	$—	$111,238

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued expenses:
Accrued compensation	$1,825	$6,478
Accrued professional fees and other	477	384
Total accrued expenses	$2,302	$6,862

Note 6 – Stockholders’ Equity

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (2024 ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. During the three months ended March 31, 2025, the Company sold 161,645 shares of common stock under the 2024 ATM, for which the Company received net proceeds of $1.9 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock during the three months ended March 31, 2024.

Warrants

The following warrants to purchase shares of the Company's common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	March 31, 2025	December 31, 2024
6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/18/2029	$17.00	179,500	179,500
			814,000	814,000

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

There were no warrants exercised during the three months ended March 31, 2025.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$363	$354
General and administrative	349	385
Total stock-based compensation expense	$712	$739

As of March 31, 2025, there was $4.2 million of total unrecognized stock-based compensation related to outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 2.0 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2025	2024
Exercise price	$10.62 - $17.15	$13.30
Expected volatility	81.9% - 86.4%	80.4% - 86.9%
Risk-free rate	3.97% - 4.42%	4.16%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Expected dividend yield	0%	0%

Note 8 - Collaboration Agreement

The following table presents changes in the Company’s contract liabilities under the Gilead Collaboration Agreement (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Three Months Ended March 31, 2025
Contract liabilities:
Deferred revenue from a related party	$73,000	$—	$(9,419)	$63,581

	Three Months Ended March 31,
	2025	2024
Collaboration revenue from a related party recognized in the period from:
Amounts included in deferred revenue from a related party at the beginning of the period	$9,419	$5,785
Performance obligations satisfied in previous period	$—	$—

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

In December 2024, the Company and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable in the agreement and the fees payable to the Company to support an accelerated development plan for ABI-6250 (6250). To facilitate this development plan, the Company received a non-refundable payment of $10.0 million from Gilead and the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead.

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

The amended transaction price as a result of the modification and as of March 31, 2025, was determined to be $74.2 million, consisting of the unrecognized portion of the transaction price under the original contract, the premium of $5.2 million on Gilead's purchase of the Company's common stock in December 2024 and $10.0 million received from Gilead pursuant to the First Amendment to the Gilead Collaboration Agreement.

The variable consideration related to the regulatory and commercial milestones has not been included in the transaction price as of March 31, 2025, since Gilead has not opted in to take a license to any of the Company's programs. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized $9.4 million and $5.8 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended March 31, 2025 and 2024, respectively. The transaction price for remaining collaborative activities was recorded as deferred revenue on the condensed consolidated balance sheet as of March 31, 2025, of which $40.8 million was short-term and $22.8 million was long-term. The Company incurred $0.1 million and $0.2 million in reimbursable expenses due to Gilead during the three months ended March 31, 2025 and 2024, respectively.

Note 9 - Segment Reporting

The Company operates as a single operating segment focusing on developing innovative therapeutics targeting serious viral diseases. The measure of segment profit or loss used by the Company's chief operating decision maker (CODM) to evaluate performance and allocate resources is consolidated net loss as reported in the Company's condensed consolidated statements of operations. This measure is used by the CODM to assess the Company's cash runway and make strategic decisions about resource allocation. The CODM does not use asset measures to evaluate segment performance or make resource allocation decisions.

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Three Months Ended March 31,
	2025	2024
Collaboration revenue from a related party	$9,419	$5,785
Less:
External program expenses:
ABI-5366	1,680	377
ABI-1179	734	1,040
ABI-6250	2,445	1,027
ABI-4334	426	553
ABI-7423	752	—
Research and discovery	1,776	2,379
Total external program expenses	7,813	5,376
Employee and contractor-related expenses (1)	6,214	5,775
Facility and other expenses	824	728
Total research and development	14,851	11,879
General and administrative (1)	4,509	4,635
Interest and other income, net	(1,123)	(1,652)
Net loss	$(8,818)	$(9,077)
(1)
Includes stock-based compensation expense, see Note 7 - Stock-Based Compensation for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2024 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on March 20, 2025 (2024 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” in our 2024 Annual Report and “Part II. Item 1A. Risk Factors” in this report.

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPIs) targeting recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets.

Our Clinical Programs and Regulatory Filing-Enabling Program

Since the beginning of 2024, we have initiated: (1) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of ABI-5366 (5366), a long-acting HPI for recurrent genital herpes; (2) the Phase 1a portion of a Phase 1a/b study of ABI-1179 (1179), also a long-acting HPI for recurrent genital herpes; (3) a Phase 1a study of ABI-6250 (6250), an orally bioavailable HDV entry inhibitor; and (4) a Phase 1b study of ABI-4334 (4334), a highly potent, next-generation CAM for chronic HBV infection. We expect to move into the Phase 1b portion of the Phase 1a/b study of 1179 in the first half of 2025.

We announced interim results from the Phase 1a portion of the 5366 study in September 2024, interim results from the Phase 1b study of 4334 in December 2024 and interim results from the Phase 1a portion of the 1179 study in February 2025.

In addition, in December 2024, we identified a development candidate, ABI-7423 (7423), in our broad-spectrum NNPI program targeting transplant-associated herpesviruses.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised individuals may experience more severe and prolonged symptoms due to increased recurrence rates.

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

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year, including an estimated population of over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

Nucleoside analogs can be administered as episodic therapy as individual outbreaks arise or daily as chronic suppressive therapy for those with high post-exposure recurrences. However, these agents are only partially effective at controlling the infection or reducing transmission risk. With current nucleoside analog therapies, only one out of three people with recurrent genital herpes with six or more recurrences per year are able to make it through a year of treatment without a recurrence. There are still high titer (greater than 104 HSV-2 DNA copies/mL) shedding episodes under this current standard of care for recurrent genital herpes, which can lead to recurrent episodes and transmission of genital herpes. In addition, nucleoside analogs also carry a high pill burden as a lifelong daily treatment, with doses ranging from one to three times daily. There is also high treatment variability among those taking nucleoside analogs, as many seeking care may not consistently receive suppressive therapy.

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and are developing a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the U.S. Food and Drug Administration's (FDA) Good Laboratory Practice (GLP) toxicology studies, with high safety margins and minimal potential for off-target effects. In addition, we are developing a second novel, potent, long-acting HPI for genital herpes, 1179, which was exclusively in-licensed to us as part of our collaboration with Gilead, and also has demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the FDA's GLP toxicology studies, with high safety margins and minimal potential for off-target effects.

In September 2024, we announced positive interim data for the Phase 1a portion of a Phase 1a/b clinical study of 5366, and in April 2025 we announced additional data for the Phase 1a portion of the study at the 2025 Congress of the European Society of Clinical Microbiology and Infectious Diseases. Interim results exceeded our objectives for this Phase 1a study and supported 5366’s progression into the Phase 1b portion of the study, which we initiated during the third quarter of 2024. Across the Part A (Phase 1a) cohorts evaluated, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. We plan to explore both once-weekly and once-monthly oral dosing regimens in the Part B (Phase 1b) portion of the study.

In the Part A cohorts, 5366 has been well-tolerated with a favorable safety profile observed when administered orally up to 350 mg, with exposure of up to 70 days. Treatment-emergent adverse events (AEs) were all mild to moderate in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose arm. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant electrocardiogram (ECG) abnormalities or patterns of AEs or laboratory abnormalities noted.

We expect interim data from the Phase 1b portion of the 5366 study to be available in fall 2025.

In addition to 5366, we are also advancing 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical pharmacokinetic (PK) and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. We submitted the Clinical Trial Application for a Phase 1a/b study of 1179 in September 2024, which was approved in October 2024. We dosed our first participant in the Phase 1a portion of this study during the fourth quarter of 2024.

In February 2025, we announced positive interim data for the Phase 1a portion of the 1179 study. Interim results exceeded our objectives for this Phase 1a study and support 1179’s progression into Phase 1b, and we are moving directly into the Phase 1b study in participants with recurrent genital herpes.

In all three single-dose cohorts completed to date (50 mg, 100 mg and 300 mg), 1179 has been well-tolerated with a favorable safety profile observed. Treatment-emergent AEs were generally Grade 1 in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose cohort.

A single, self-limited Grade 2 alanine transaminase elevation was observed in a subject receiving the highest dose of 300 mg. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. Plasma concentrations exceeded necessary protein-adjusted EC50 for inhibition of HSV replication at all dose levels and the observed half-life of approximately four days supports weekly dosing, the target profile for 1179. There were no clinically significant ECG abnormalities or patterns of AEs or laboratory abnormalities noted. We expect interim data from the Phase 1b portion of the 1179 study to be available in fall 2025.

We plan to conduct the Phase 1b study of 1179 concurrently with the ongoing Phase 1b evaluation of 5366, our other long-acting HPI candidate that began dosing in Phase 1b in the fourth quarter of 2024. The studies are anticipated to use equivalent eligibility criteria and outcome measures for both candidates. We plan to report interim data for both candidates together in fall 2025.

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

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in Europe, a large, complex peptide inhibitor that requires daily injections, bulevirtide. There are no approved HDV treatments in the United States, and bulevirtide is the only approved HDV treatment in Europe. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

At the European Association for the Study of the Liver's International Liver CongressTM (EASL) in June 2024 and the International HBV Meeting in September 2024, we presented nonclinical profiling of 6250. In addition, 6250 was featured in an oral presentation at the Science of HBV Cure Meeting 2024. At EASL in June 2025, 6250 also will be featured in a poster presentation highlighting nonclinical data supporting the advancement of 6250 into an ongoing Phase 1a clinical study, which was initiated during the fourth quarter of 2024. We expect interim safety, PK and biomarker data from single-ascending and multiple-ascending doses cohorts in healthy participants in the third quarter of 2025.

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

As a next-generation CAM, 4334 was optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while they are active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation (MOA #2). Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and they do so incompletely. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. In addition, the PK data support 4334 as a once daily oral therapy and predicts best-in-class activity against both MOA #1 and MOA #2. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024, which indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. A mean decline in HBV DNA of 2.9 log10 IU/mL was observed in a population of predominately HBeAg negative participants. Among the subset of participants with detectable HBV RNA at baseline, a mean decline of 2.5 log10 U/mL for HBV RNA was observed. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These initial antiviral data are consistent with the high potency seen preclinically for 4334. The interim safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. Based on the strong antiviral activity observed in the first cohort, we expect that the 400 mg cohort will be the final cohort for this Phase 1b study. We anticipate releasing data from the 400 mg cohort.

in the first half of 2025. At EASL in June 2025, 4334 will be featured in a poster presentation evaluating multiple viral biomarkers of HBV infection, which showed durable reduction in HBV nucleic acids and antigens in human hepatocytes following a one-month course of treatment with ABI-4334.

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

While there are approved antivirals that are administered in a transplant setting, currently approved antivirals are only partially efficacious, not active against a broad spectrum of transplant-associated herpesviruses and pose the risk of potentially serious side effects and drug-drug interactions. As a result of these limitations, we identified an opportunity to develop an oral, broad-spectrum NNPI for transplant-associated herpesvirus infections, which could greatly improve efficacy and treatment.

In December 2024, we nominated 7423 as our development candidate to undergo regulatory filing-enabling studies, which are ongoing.

Research Programs

In addition to our investigational therapy programs that have nominated development candidates and have advanced into clinical studies or regulatory filing-enabling studies, our research team continues to actively focus on proprietary research to discover and develop novel antivirals to treat serious viral diseases.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of March 31, 2025, we had an accumulated deficit of $834.7 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the coming years as we continue the development of our product candidates. As a result, our operating losses are likely to be substantial over the next several years if none of our product candidates are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Our critical accounting policies and significant estimates are detailed in our 2024 Annual Report. Our critical accounting policies and significant estimates have not changed from those previously disclosed in our 2024 Annual Report.

Results of Operations

Comparison of the Three Months Ended March 31, 2025 and 2024

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Collaboration revenue from a related party	$9,419	$5,785	$3,634	63%

Collaboration revenue was $9.4 million for the three months ended March 31, 2025 compared to $5.8 million for the same period in 2024. The $3.6 million increase in collaboration revenue was due to more costs incurred under the Gilead Collaboration Agreement during the three months ended March 31, 2025, as well as an increase in the transaction price from additional funds received under the First Amendment to the Gilead Collaboration Agreement.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
External program expenses:
5366	$1,680	$377	$1,303	346%
1179	734	1,040	(306)	(29%)
6250	2,445	1,027	1,418	138%
4334	426	553	(127)	(23%)
7423	752	—	752	100%
Research and discovery	1,776	2,379	(603)	(25%)
Total external program expenses	7,813	5,376	2,437	45%
Employee and contractor-related expenses	6,214	5,775	439	8%
Facility and other expenses	824	728	96	13%
Total research and development expenses	$14,851	$11,879	$2,972	25%

Research and development expenses were $14.9 million for the three months ended March 31, 2025 compared to $11.9 million for the same period in 2024. The $3.0 million increase in research and development expenses was primarily driven by increases in external program expenses from the advancement of our pipeline, particularly a $1.4 million increase in 6250 and a $1.3 million increase in 5366.

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

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
General and administrative expenses	$4,509	$4,635	$(126)	(3%)

General and administrative expenses were $4.5 million for the three months ended March 31, 2025 compared to $4.6 million for the same period in 2024. The $0.1 million decrease was primarily due to cost savings in rent as a result of amending our corporate headquarters sublease at a reduced rate beginning in January 2025.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest and other income, net	$1,123	$1,652	$(529)	(32%)

Interest and other income, net was $1.1 million for the three months ended March 31, 2025, compared to $1.7 million for the same period in 2024. The $0.5 million decrease was primarily due to having a smaller portfolio balance after using maturing investments to fund operations as well as a decline in interest rates for the three months ended March 31, 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2025 principally through equity financings, raising an aggregate of $649.9 million in net proceeds, and strategic collaborations, raising an aggregate of $200.9 million.

Cash Flows for the Three Months Ended March 31, 2025 and 2024

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(23,439)	$(18,364)
Net cash provided by investing activities	6,586	17,272
Net cash provided by financing activities	1,922	—
Net decrease in cash and cash equivalents	$(14,931)	$(1,092)

Operating Activities

Net cash used in operating activities for the three months ended March 31, 2025 was $23.4 million, compared to $18.4 million for the same period in 2024. The increase in cash used in operations was primarily attributable to increases in operating expenses from the advancement of our clinical pipeline, and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2025 was $6.6 million compared to $17.3 million for the same period in 2024. The decrease was primarily due to changes in the composition of our investment portfolio. A greater portion was held in cash equivalents at the beginning of the current year, which was largely sufficient to fund operations and enabled the reinvestment of proceeds from maturing securities, whereas in the prior year proceeds from maturities were primarily used to fund operations. The shift reflects a strategic decision in response to market conditions.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2025 was $1.9 million due to proceeds from the sale of shares of our common stock under "at-the-market" offerings during the three months ended March 31, 2025. We did not generate any cash flows from financing activities for the same period in 2024.

Funding Requirements

We expect our future operating expenses to increase over the coming years as we continue to advance our candidates. We expect our existing cash, cash equivalents and marketable securities will enable us to fund our operating expenses and capital expenditure requirements into the middle of 2026. We have based this estimate on assumptions that may may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
our ability to raise capital despite macroeconomic and geopolitical events impacting financial markets, such as rising inflation, potential effects of changes in federal government regulation or policies, including recently implemented tariffs or the imposition of modified or additional tariffs, market volatility, and potential worsening global economic conditions or economic downturn;
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

Identifying potential product candidates and conducting nonclinical testing and clinical studies is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will likely be derived from sales of medicines that we do not expect to be commercially available for years, if at all. Accordingly, we will need to continue to rely on additional financings to achieve our business objectives. Adequate additional financings may not be available to us on acceptable terms, or at all. To the extent that we raise additional capital through the sale of equity or convertible debt, the ownership interest of our stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to secure additional funding, we could be forced to reduce staff, delay, scale back or discontinue product development and clinical studies, forego business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings, debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. Adverse geopolitical and macroeconomic developments, such as potential worsening global economic conditions or economic downturn, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, and recently implemented tariffs or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions, could affect our ability to access capital as and when needed.

There is no assurance that we will be successful in raising any necessary additional capital on terms that are acceptable to us, or at all. If we are unable to develop and commercialize any product candidates and generate sufficient revenue or raise capital, we could be forced to reduce staff, delay, scale back or discontinue product development and clinical studies, forego business opportunities, cease operations entirely and sell, or otherwise transfer, all or substantially all of our remaining assets, which would likely have a material adverse impact on our business, results of operations, financial condition and share price. In addition, if we are unable to generate sufficient revenue or raise capital, we may conclude there is a substantial doubt about our ability to continue as a going concern, and future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern.

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
•
fewer available study sites and academic lab facilities due to changes in government funding of clinical research;
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

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan, as well as tariffs (including tariffs that have been or may bein the future imposed by the United States and other countries), other wars, acts of terrorism, natural disasters or outbreaks of disease;
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
•
changes in trade, economic or other policies by the U.S. or foreign governments, which may result in new or unexpected changes in tariffs, trade wars, barriers or restrictions, or regulatory requirements;
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

Each of these risks could delay our development efforts, nonclinical studies and clinical studies or the approval, if any, of our product candidates by the FDA or applicable non-U.S. regulatory authorities and the commercialization of our product candidates. Furthermore, reductions in workforce at the FDA, such as those recently announced and any future reductions of staffing or other resources at the FDA, may lead to delays in inspecting facilities and, in turn, delayed FDA approvals for manufacturing changes. This could result in higher costs or deprive us of potential product revenues and materially harm our business, financial condition and results of operations.

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

Our product candidates are subject to extensive and rigorous domestic government regulation, including regulation by the FDA, the Centers for Medicare and Medicaid Services, other divisions of the U.S. Department of Health and Human Services (HHS), the U.S. Department of Justice, state and local governments, and their respective foreign equivalents. Both before and after approval of any product, we and our collaborators, suppliers, contract manufacturers and clinical investigators are subject to extensive regulation by governmental authorities in the United States and other countries, covering, among other things, testing, manufacturing, quality control, clinical studies, post-marketing studies, labeling, advertising, promotion, distribution, import and export, governmental pricing, price reporting and rebate requirements. Failure to comply with applicable requirements could result in one or more of the following actions: warning or untitled letters; unanticipated expenditures; delays in approval or refusal to approve a product candidate; voluntary or mandatory product recall; product seizure; interruption of manufacturing or clinical studies; operating or marketing restrictions; injunctions; criminal prosecution and civil or criminal penalties, including fines and other monetary penalties; exclusion from federal health care programs such as Medicare and Medicaid; adverse publicity; and disruptions to our business.

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

The ability of the FDA to review and approve new products has been in the past and may in the future be affected by a variety of factors, including government budget and funding levels, authorization and payment of user fees, the ability to hire and retain key personnel, as well as other statutory, regulatory and policy changes. In addition, funding of other government agencies that support research and development activities that pertain to FDA review, such as research to understand new technologies or establish new standards, can shift in response to changing administrative policies and priorities. Such policy shifts, including, for example, the recent efforts to downsize the federal workforce by restructuring the HHS and eliminating positions at the FDA, including teams critical to the FDA's ability to conduct regular inspections, reviews and other regulatory activities, such as issuing guidance for industry and regulations, and other federal agencies, may affect the timelines, completeness or duration of the FDA review process. In addition, the HHS may change the user fee reauthorization process or fail to reauthorize user fee programs. As a result, average review times at the FDA may fluctuate, and the outcome of any such review process may be impacted. A prolonged government shutdown or a widespread freeze on federal funding could also significantly impact the ability of the FDA to timely review and process our regulatory submissions and the National Institutes of Health to conduct research or provide grants, or cause other agencies that support the FDA to slow their work. In addition, if future legislation or administrative action or changes in FDA policy prevent the FDA or other regulatory authorities from conducting routine inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Delays in obtaining regulatory approvals might: delay commercialization of, and our ability to derive product revenues from, our product candidates; impose costly procedures on us; and diminish any competitive advantages that we might otherwise enjoy.

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

Risks Related to Our Common Stock

The price of our common stock has in the past and may continue to fluctuate significantly, and you could lose all or part of your investment.

The price of our common stock fluctuates widely. Continued volatility in the market price of our common stock might prevent a stockholder from being able to sell shares of our common stock at or above the price paid for such shares. The trading price of our common stock has in the past and may continue to be volatile and subject to wide price fluctuations in response to various factors, many of which are beyond our control, such as the progress, results and timing of our clinical and nonclinical studies and other studies involving our product candidates, the success or failure of our product candidates, the receipt or loss of required regulatory approvals for our product candidates, the availability of capital or the other risks discussed in this “Risk Factors” section.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as inline XBRL and contained in Exhibits 101	X

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

Assembly Biosciences, Inc.

Date: May 8, 2025	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer and Principal Financial Officer)