Form 10-Q
period 2025-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2025-08-06
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, there were 7,672,261 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 20, 2025 (2024 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•
our ability to maintain financial resources and secure additional funding necessary to continue our research activities, clinical studies and other business operations in the near term or implement other strategies needed to alleviate our current substantial doubt about our ability to continue as a going concern;
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,006	$38,344
Marketable securities	50,974	73,735
Prepaid expenses and other current assets	2,487	3,424
Total current assets	77,467	115,503

Property and equipment, net	219	284
Operating lease right-of-use (ROU) assets	2,782	3,069
Other assets	312	312
Total assets	$80,780	$119,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$743	$585
Accrued research and development expenses	1,691	2,273
Other accrued expenses	3,407	6,862
Deferred revenue from a related party - short-term	40,917	37,622
Operating lease liabilities - short-term	533	461
Total current liabilities	47,291	47,803

Deferred revenue from a related party - long-term	13,038	35,378
Operating lease liabilities - long-term	2,351	2,628
Total liabilities	62,680	85,809

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 7,672,249 and 7,457,240 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	8	7
Additional paid-in capital	863,312	859,488
Accumulated other comprehensive loss	(279)	(211)
Accumulated deficit	(844,941)	(825,925)
Total stockholders' equity	18,100	33,359
Total liabilities and stockholders' equity	$80,780	$119,168

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue from a related party	$9,626	$8,533	$19,045	$14,318

Operating expenses
Research and development	16,125	16,259	30,976	28,138
General and administrative	4,594	4,477	9,103	9,112
Total operating expenses	20,719	20,736	40,079	37,250
Loss from operations	(11,093)	(12,203)	(21,034)	(22,932)

Other income
Interest and other income, net	895	1,457	2,018	3,109
Total other income	895	1,457	2,018	3,109
Loss before income taxes	(10,198)	(10,746)	(19,016)	(19,823)

Income tax expense	—	406	—	406
Net loss	$(10,198)	$(11,152)	$(19,016)	$(20,229)

Other comprehensive loss
Unrealized loss on marketable securities	26	54	68	212
Comprehensive loss	$(10,224)	$(11,206)	$(19,084)	$(20,441)

Net loss per share, basic and diluted	$(1.33)	$(1.98)	$(2.51)	$(3.64)
Weighted average common shares outstanding, basic and diluted	7,655,854	5,642,752	7,581,501	5,563,033

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2025	7,618,885	$8	$862,121	$(253)	$(834,743)	$27,133
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	34,696	—	357	—	—	357
Issuance of common stock for settlement of restricted stock units (RSUs)	18,668	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	834	—	—	834
Net loss	—	—	—	—	(10,198)	(10,198)
Balance as of June 30, 2025	7,672,249	$8	$863,312	$(279)	$(844,941)	$18,100

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2024	5,482,752	$5	$827,660	$(239)	$(794,825)	$32,601
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	634,500	1	9,661	—	—	9,662
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	179,500	—	2,733	—	—	2,733
Issuance of common stock upon exercise of stock options	414	—	4	—	—	4
Issuance of common stock under ESPP	7,252	—	55	—	—	55
Issuance of common stock for settlement of RSUs	41,143	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(54)	—	(54)
Stock-based compensation	—	—	833	—	—	833
Net loss	—	—	—	—	(11,152)	(11,152)
Balance as of June 30, 2024	6,345,561	$6	$840,946	$(293)	$(805,977)	$34,682

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Issuance of common stock under ESPP	34,696	—	357	—	—	357
Issuance of common stock for settlement of RSUs	18,668	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(68)	—	(68)
Stock-based compensation	—	—	1,546	—	—	1,546
Net loss	—	—	—	—	(19,016)	(19,016)
Balance as of June 30, 2025	7,672,249	$8	$863,312	$(279)	$(844,941)	$18,100

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	634,500	1	9,661	—	—	9,662
Issuance of common stock and warrants in a private placement, net of issuance costs	179,500	—	2,733	—	—	2,733
Issuance of common stock upon exercise of stock options	414	—	4	—	—	4
Issuance of common stock under ESPP	7,252	—	55	—	—	55
Issuance of common stock for settlement of RSUs	41,143	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(212)	—	(212)
Stock-based compensation	—	—	1,572	—	—	1,572
Net loss	—	—	—	—	(20,229)	(20,229)
Balance as of June 30, 2024	6,345,561	$6	$840,946	$(293)	$(805,977)	$34,682

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(19,016)	$(20,229)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65	64
Stock-based compensation	1,546	1,572
Net accretion of investments in marketable debt securities	(887)	(2,224)
Non-cash rent expense	438	713
Changes in operating assets and liabilities:
Accounts receivable from collaboration	—	43
Prepaid expenses and other current assets	937	(215)
Accounts payable	158	340
Accrued research and development expenses	(582)	1,646
Other accrued expenses	(3,455)	(2,157)
Deferred revenue from a related party	(19,045)	(14,318)
Operating lease liabilities	(356)	(701)
Net cash used in operating activities	(40,197)	(35,466)

Cash flows from investing activities
Proceeds from maturities of marketable securities	60,932	57,300
Purchases of marketable securities	(37,352)	(34,893)
Purchases of property and equipment	—	(28)
Net cash provided by investing activities	23,580	22,379

Cash flows from financing activities
Proceeds from the issuance of common stock and warrants in private placements to a related party, net of issuance costs	—	2,733
Proceeds from the issuance of common stock and warrants in a registered direct offering, net of issuance costs	—	9,662
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	1,922	—
Proceeds from the issuance of common stock under ESPP	357	55
Proceeds from the exercise of stock options	—	4
Net cash provided by financing activities	2,279	12,454

Net decrease in cash and cash equivalents	(14,338)	(633)
Cash and cash equivalents at the beginning of the period	38,344	19,841
Cash and cash equivalents at the end of the period	$24,006	$19,208

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

Liquidity and Going Concern

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

As of June 30, 2025, the Company held cash, cash equivalents and marketable securities of $75.0 million. Based on its current operating plans, the Company believes its existing cash and cash equivalents and marketable securities are not sufficient to fund operations beyond one year from the date these unaudited condensed consolidated financial statements are issued, and therefore, the Company has concluded there is substantial doubt about its ability to continue as a going concern.

Management's plans to mitigate the conditions that raise substantial doubt about the Company's ability to continue as a going concern include seeking additional funding through public or private equity financings and potential payments from Gilead Sciences, Inc. (Gilead) under the Option, License and Collaboration Agreement (the Gilead Collaboration Agreement) (see Note 8 - Collaboration Agreement). However, the Company cannot assure funding will be available on reasonable terms, if at all. Market volatility, inflation or other factors, such as tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof, could also adversely impact the Company’s ability to access capital when and as needed. Additionally, the Company may not be successful in the Gilead Collaboration Agreement due to various other factors, including the Company's ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs. In addition, even if the Company demonstrates clinical proof of concept of its candidates, Gilead may choose not to exercise its options. The Company may obtain additional funding it requires through debt financing; however, the availability and amount of such funding is not certain. Additionally, if debt financing is available, it may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. The condensed consolidated financial statements do not include any adjustments that would be necessary should the Company be unable to continue as a going concern, and therefore, be required to liquidate its assets and discharge its liabilities in other than the normal course of business and at amounts that may differ from those reflected in the accompanying condensed consolidated financial statements.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024, which are contained in the 2024 Annual Report. The results for the three and six months ended June 30, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025 or future operating periods.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced and may continue to experience volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan, as well as tariffs or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations, vendors and/or collaborators could potentially be negatively impacted by these events.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(10,198)	$(11,152)	$(19,016)	$(20,229)
Denominator:
Weighted average common shares outstanding - basic and diluted	7,655,854	5,642,752	7,581,501	5,563,033
Net loss per share - basic and diluted	$(1.33)	$(1.98)	$(2.51)	$(3.64)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	June 30,
	2025	2024
Warrants to purchase common stock	814,000	814,000
Options to purchase common stock	1,204,723	1,003,111
Common stock subject to purchase under ESPP	13,671	5,243
Unvested RSUs	326,414	78,020
Total	2,358,808	1,900,374

Note 3 – Related Party

In October 2023, the Company entered into the Gilead Collaboration Agreement, and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead. The Gilead Equity Agreements were amended in June 2024, and the parties entered into the First Amendment to the Gilead Collaboration Agreement in December 2024.

Following the Company entering into the Gilead Equity Agreements, and as of June 30, 2025, Gilead is considered a related party based on its ownership of the Company's common stock.

The Company recognized $9.6 million and $8.5 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $19.0 million and $14.3 million of collaboration revenue under the Gilead Collaboration Agreement during the six months ended June 30, 2025 and 2024, respectively. See Note 8 - Collaboration Agreement for additional details.

In July 2025, the Company entered into a letter agreement with Gilead under which Gilead has agreed to reimburse the Company up to $1.5 million for certain nonclinical study activities, subject to the terms and conditions set forth in the agreement. The letter agreement does not amend any terms of the Gilead Collaboration Agreement.

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$23,445	$—	$—	$23,445
Total cash equivalents	23,445	—	—	23,445
Short-term marketable securities
Corporate debt securities	14,167	4	(1)	14,170
U.S. treasury securities	33,214	—	(7)	33,207
Commercial paper	3,599	—	(2)	3,597
Total short-term marketable securities	50,980	4	(10)	50,974
Total cash equivalents and marketable securities	$74,425	$4	$(10)	$74,419

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	8,437	—	—	8,437
Total cash equivalents	37,503	—	—	37,503
Short-term marketable securities
Corporate debt securities	20,971	20	(3)	20,988
U.S. treasury securities	48,077	40	—	48,117
Commercial paper	4,625	5	—	4,630
Total short-term marketable securities	73,673	65	(3)	73,735
Total cash equivalents and marketable securities	$111,176	$65	$(3)	$111,238

There were no realized gains and losses for the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale marketable securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of June 30, 2025 and December 31, 2024.

Accrued interest receivable was $0.3 million and $0.4 million as of June 30, 2025 and December 31, 2024, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2025 and 2024.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$23,445	$—	$—	$23,445
Total cash equivalents	23,445	—	—	23,445
Short-term marketable securities
Corporate debt securities	—	14,170	—	14,170
U.S. treasury securities	—	33,207	—	33,207
Commercial paper	—	3,597	—	3,597
Total short-term marketable securities	—	50,974	—	50,974
Total assets measured at fair value	$23,445	$50,974	$—	$74,419

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	—	8,437	—	8,437
Total cash equivalents	29,066	8,437	—	37,503
Short-term marketable securities
Corporate debt securities	—	20,988	—	20,988
U.S. treasury securities	—	48,117	—	48,117
Commercial paper	—	4,630	—	4,630
Total short-term marketable securities	—	73,735	—	73,735
Total assets measured at fair value	$29,066	$82,172	$—	$111,238

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued expenses:
Accrued compensation	$3,043	$6,478
Accrued professional fees and other	364	384
Total accrued expenses	$3,407	$6,862

Note 6 – Stockholders’ Equity

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (2024 ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. The Company did not sell any shares of common stock during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company sold 161,645 shares of common stock under the 2024 ATM, for which the Company received net proceeds of $1.9 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock during the three and six months ended June 30, 2024.

Warrants

The following warrants to purchase shares of the Company's common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price per Share	June 30, 2025	December 31, 2024
6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/18/2029	$17.00	179,500	179,500
			814,000	814,000

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

There were no warrants exercised during the three and six months ended June 30, 2025 and 2024.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$461	$403	$824	$757
General and administrative	373	430	722	815
Total stock-based compensation expense	$834	$833	$1,546	$1,572

In June 2025, the Company granted 225,000 performance stock units (PSUs) to its employees, which have a grant date fair value of $3.9 million. The awards vest upon the achievement of a clinical milestone not yet deemed probable, and accordingly, no stock-based compensation expense has been recognized for these PSUs as of June 30, 2025.

As of June 30, 2025, there was $7.5 million of total unrecognized stock-based compensation related to all outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.6 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Exercise price	$15.81 - $17.24	$12.90 - $15.06	$10.62 - $17.24	$12.90 - $15.06
Expected volatility	82.6% - 85.9%	79.1% - 86.9%	81.9% - 86.4%	79.1% - 86.9%
Risk-free rate	4.00% - 4.19%	4.28% - 4.57%	3.97% - 4.42%	4.16% - 4.57%
Expected term (years)	5.5 - 7.0	5.5 - 7.5	5.5 - 7.0	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

Note 8 - Collaboration Agreement

The following tables present changes in the Company’s contract liabilities and revenue recognized under the Gilead Collaboration Agreement (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Six Months Ended June 30, 2025
Contract liabilities:
Deferred revenue from a related party	$73,000	$—	$(19,045)	$53,955

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue from a related party recognized in the period from:
Amounts included in deferred revenue from a related party at the beginning of the period	$9,626	$8,533	$19,045	$14,318
Performance obligations satisfied in previous period	$—	$—	$—	$—

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

The Company determined the Gilead Collaboration Agreement and Gilead Equity Agreements should be assessed as a single combined transaction because the agreements were negotiated and entered into together with a single commercial objective. The Company accounted for the agreements based on the fair values of the assets and services exchanged. Of the $15.2 million in proceeds received under the Gilead Equity Agreements in October 2023, $5.9 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement. The value the Company received from the licenses Gilead contributed were not material within the context of the contract and accordingly, the Company made no adjustments to the transaction price for them at the commencement of the arrangement. In December 2024, Gilead exercised its right under the Gilead Equity Agreements to purchase additional shares of the Company's common stock for aggregate proceeds of $20.1 million, of which $5.2 million was determined to be a premium on the purchase of the Company’s common stock and allocated to the single combined performance obligation under the Gilead Collaboration Agreement.

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

The amended transaction price as a result of the modification and as of June 30, 2025, was determined to be $74.2 million, consisting of the unrecognized portion of the transaction price under the original contract, the premium of $5.2 million on Gilead's purchase of the Company's common stock in December 2024 and $10.0 million received from Gilead pursuant to the First Amendment to the Gilead Collaboration Agreement.

The variable consideration related to the regulatory and commercial milestones has not been included in the transaction price as of June 30, 2025, since Gilead has not opted in to take a license to any of the Company's programs. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized $9.6 million and $8.5 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended June 30, 2025 and 2024, respectively. The Company recognized $19.0 million and $14.3 million of collaboration revenue under the Gilead Collaboration Agreement during the six months ended June 30, 2025 and 2024, respectively. The transaction price for remaining collaborative activities was recorded as deferred revenue on the condensed consolidated balance sheet as of June 30, 2025, of which $40.9 million was short-term and $13.0 million was long-term. The reimbursable expenses incurred by the Company during the three months ended June 30, 2025 and 2024 were insignificant. The Company incurred $0.1 million and $0.2 million in reimbursable expenses due to Gilead during the six months ended June 30, 2025 and 2024, respectively.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Collaboration revenue from a related party	$9,626	$8,533	$19,045	$14,318
Less:
External program expenses:
ABI-5366	3,048	1,759	4,728	2,136
ABI-1179	1,331	1,837	2,065	2,877
ABI-6250	1,458	3,036	3,903	4,063
ABI-4334	380	544	806	1,097
ABI-7423	898	—	1,650	—
Research and discovery	1,873	2,123	3,649	4,502
Total external program expenses	8,988	9,299	16,801	14,675
Employee and contractor-related expenses (1)	6,217	6,234	12,431	12,009
Facility and other expenses	920	726	1,744	1,454
Total research and development	16,125	16,259	30,976	28,138
General and administrative (1)	4,594	4,477	9,103	9,112
Interest and other income, net	(895)	(1,457)	(2,018)	(3,109)
Income tax expense	—	406	—	406
Net loss	$(10,198)	$(11,152)	$(19,016)	$(20,229)
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

Our Clinical Programs and Regulatory Filing-Enabling Program

Since the beginning of 2024, we have initiated: (1) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of ABI-5366 (5366), a long-acting HPI for recurrent genital herpes; (2) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of ABI-1179 (1179), also a long-acting HPI for recurrent genital herpes; (3) a Phase 1a study of ABI-6250 (6250), an orally bioavailable HDV entry inhibitor; and (4) a Phase 1b study of ABI-4334 (4334), a highly potent, next-generation CAM for chronic HBV infection.

We announced interim results from the Phase 1a portion of the 5366 study in September 2024, interim results from the Phase 1a portion of the 1179 study in February 2025 and topline results from the Phase 1b study of 4334 in June 2025.

In addition, in December 2024, we identified a development candidate, ABI-7423 (7423), in our broad-spectrum NNPI program targeting transplant-associated herpesviruses, which is currently in regulatory filing-enabling preclinical studies.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus (HSV) type 1 (HSV-1) or HSV type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised individuals may experience more severe and prolonged symptoms due to increased recurrence rates.

HPIs are antiviral agents in development for the treatment of recurrent genital herpes, with a clinically-validated mechanism of action. HPIs inhibit the HSV helicase-primase complex, which is a unique viral enzyme complex without a human homolog, consisting of helicase, primase and cofactor subunits. These subunits have functions that are essential for HSV DNA replication and are conserved across HSV-1 and HSV-2. Unlike nucleoside analogs, these compounds do not require phosphorylation by the HSV thymidine kinase (TK) and ongoing viral replication to become active drugs. As a result, HPIs are active immediately upon reactivation of latent HSV-1 and HSV-2. Furthermore, HPIs are active against TK-deficient HSV-1 and HSV-2, which is a major mechanism of resistance to nucleoside analogs.

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year. This includes an estimated population of over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). In addition, over eight million people have been diagnosed with genital herpes, and it is estimated that there are over 60 million people living with HSV-2 infection. Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

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

In September 2024, we announced positive interim data for the Phase 1a portion of a Phase 1a/b clinical study of 5366, and in April 2025, we announced additional data for the Phase 1a portion of the study at the 2025 Congress of the European Society of Clinical Microbiology and Infectious Diseases. Interim results exceeded our objectives for this Phase 1a study and supported 5366’s progression into the Phase 1b portion of the study, which we initiated during the third quarter of 2024. Across the Part A (Phase 1a) cohorts evaluated, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. We plan to explore both once-weekly and once-monthly oral dosing regimens in the Part B (Phase 1b) portion of the study.

In the Part A cohorts, 5366 has been well-tolerated with a favorable safety profile observed when administered orally up to 350 mg, with exposure of 70 to 98 days. Treatment-emergent adverse events (AEs) were all mild to moderate in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose arm. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant electrocardiogram (ECG) abnormalities or patterns of AEs or laboratory abnormalities noted.

We expect interim data from the Phase 1b portion of the 5366 study to be available no later than this fall 2025.

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

In February 2025, we announced positive interim data for the Phase 1a portion of the 1179 study, and in July 2025, we announced additional data for the Phase 1a portion of the study at the STI & HIV 2025 World Congress. Interim results exceeded our objectives for this Phase 1a study and support 1179’s progression into Phase 1b, and we dosed our first participant in the Phase 1b portion of the study in participants with recurrent genital herpes during the second quarter of 2025. We submitted an Investigational New Drug (IND) application in May 2025 to support expansion of the Phase 1b study to sites in the United States, and we received clearance for the IND in June 2025.

In all three single-dose Phase 1a cohorts completed to date (50 mg, 100 mg and 300 mg), 1179 has been well-tolerated with a favorable safety profile observed. Treatment-emergent AEs were generally Grade 1 in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose cohort. A single, self-limited Grade 2 alanine transaminase (ALT) elevation was observed in a subject receiving the highest dose of 300 mg. There were no clinical significant ECG abnormalities, no significant treatment-related laboratory abnormalities and no protocol-defined stopping criteria were met. Plasma concentrations exceeded necessary protein-adjusted EC50 for inhibition of HSV replication at all dose levels and the observed half-life of approximately four days supports weekly dosing, the target profile for 1179.

The Phase 1b study of 1179 is ongoing concurrently with the ongoing Phase 1b evaluation of 5366, our other long-acting HPI candidate that began dosing in Phase 1b in the fourth quarter of 2024. The Phase 1b studies for 5366 and 1179 use equivalent eligibility criteria and outcome measures for both candidates. We plan to report interim data for both candidates no later than this fall 2025.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV (approved in Europe). Our novel small molecule entry inhibitor, 6250 uses the same clinically-validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma. In nonclinical studies in non-human primates, clinically-relevant doses of 6250 elevated bile acids to levels similar to those seen in humans with bulevirtide.

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

At the European Association for the Study of the Liver's International Liver CongressTM in May 2025, 6250 was featured in a poster presentation highlighting nonclinical data supporting the advancement of 6250 into an ongoing Phase 1a clinical study, which was initiated during the fourth quarter of 2024.

In August 2025, we announced interim PK, biomarker and safety data from single-ascending and multiple-ascending doses cohorts in healthy participants. Across the cohorts evaluated to date, a mean half-life of approximately four days was observed for 6250 when dosed orally, supporting the once-daily oral dosing profile target. Given this half-life, accumulation was observed in the multiple-dose cohorts with exposures on the last day of dosing generally reaching six- to seven-fold higher than the exposure seen after the first dose.

Dose-dependent elevations of total serum bile acids (TBAs) were observed for both the 5 mg and 25 mg single-dose cohorts, indicative of NTCP target engagement. In the highest single-dose cohort of 25 mg, coproporphyrin I (CP-1), a biomarker for off-target engagement of the organic anion transporters, OATP1B1 and/or OATP1B3, was also elevated.

Given the predicted 6250 accumulation driven by the long half-life and the observed elevations TBAs for the single-dose cohorts, doses at and below 1 mg daily were selected for the multiple-dose cohorts to characterize the lower end of the dose-response curve. Elevation of TBAs was observed for both the 0.2 mg and 1 mg daily multiple-dose cohorts, consistent with the respective 6250 exposures. Minimal TBA elevation was observed in the 0.05 mg daily multiple-dose cohort.

Treatment-emergent AEs and laboratory abnormalities were all Grade 1 or 2 in severity with the majority being Grade 1. There were no serious AEs in any dose cohort. No protocol defined stopping criteria were met. There were no clinically significant ECG abnormalities or patterns of AEs noted.

One Grade 2 ALT elevation was observed in the cohort evaluating the highest single-dose level of 25 mg. In this cohort, off-target engagement of other liver transporters was also seen as indicated by elevated CP-1 levels. Grade 1 ALT elevations were observed at a low frequency across the other cohorts. All ALT elevations were self-limited, and none were accompanied with elevations in bilirubin or other markers of liver injury.

Additional studies are planned to explore potential factors associated with these elevations given the role of ABI-6250's target as a bile acid transporter. This assessment is expected to include further pharmacological characterization of ABI-6250 and may incorporate additional cohorts in this Phase 1a study. Assembly Bio expects to conduct these activities in parallel with preparations for Phase 2 clinical studies and the completion of ongoing chronic toxicology studies.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024 and topline clinical results including a subsequent 400 mg cohort in June 2025. In both the 150 mg and 400 mg cohorts, 4334 continued to show a half-life supportive of once-daily oral dosing. In addition, results for both cohorts indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. Mean declines in HBV DNA of 2.9 log10 IU/mL and 3.2 log10 IU/mL were observed over 28 days in a population of predominately HBeAg negative participants receiving 150 mg and 400 mg, respectively. Among the subset of participants with detectable HBV RNA at baseline, mean declines of 2.5 log10 U/mL and 2.3 log10 U/mL were observed over 28 days in the participants receiving 150 mg and 400 mg, respectively. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These antiviral data are consistent with the high potency seen preclinically for 4334. The safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. The 400 mg cohort was the final cohort for this Phase 1b study and final data is expected to be presented at a future scientific conference.

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

Results of Operations

Comparison of the Three Months Ended June 30, 2025 and 2024

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Collaboration revenue from a related party	$9,626	$8,533	$1,093	13%

Collaboration revenue was $9.6 million for the three months ended June 30, 2025 compared to $8.5 million for the same period in 2024. The $1.1 million increase in collaboration revenue was due to more costs incurred under the Gilead Collaboration Agreement during the three months ended June 30, 2025, as well as an increase in the transaction price from additional funds received under the First Amendment to the Gilead Collaboration Agreement.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
External program expenses:
5366	3,048	1,759	1,289	73%
1179	1,331	1,837	(506)	(28%)
6250	1,458	3,036	(1,578)	(52%)
4334	380	544	(164)	(30%)
7423	898	—	898	100%
Research and discovery	1,873	2,123	(250)	(12%)
Total external program expenses	8,988	9,299	(311)	(3%)
Employee and contractor-related expenses	6,217	6,234	(17)	(0%)
Facility and other expenses	920	726	194	27%
Total research and development expenses	$16,125	$16,259	$(134)	(1%)

Research and development expenses were $16.1 million for the three months ended June 30, 2025 compared to $16.3 million for the same period in 2024. The $0.1 million decrease was primarily driven by a reduction in external program expenses for 6250, which had incurred significant preclinical and start-up activities for the Phase 1a study during the three months ended June 30, 2024. This decrease was largely offset by increased expenses corresponding with the advancement of 5366.

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

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
General and administrative expenses	$4,594	$4,477	$117	3%

General and administrative expenses were $4.6 million for the three months ended June 30, 2025 compared to $4.5 million for the same period in 2024. Overall, expenses remained relatively consistent period over period.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest and other income, net	$895	$1,457	$(562)	(39%)

Interest and other income, net was $0.9 million for the three months ended June 30, 2025, compared to $1.5 million for the same period in 2024. The $0.6 million decrease was primarily due to a smaller portfolio balance after using maturing investments to fund operations as well as lower interest rates during the three months ended June 30, 2025 as compared to the same period in 2024.

Comparison of the Six Months Ended June 30, 2025 and 2024

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Collaboration revenue from a related party	$19,045	$14,318	$4,727	33%

Collaboration revenue was $19.0 million for the six months ended June 30, 2025 compared to $14.3 million for the same period in 2024. The $4.7 million increase in collaboration revenue was due to more costs incurred under the Gilead Collaboration Agreement during the six months ended June 30, 2025, as well as an increase in the transaction price from additional funds received under the First Amendment to the Gilead Collaboration Agreement.

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
External program expenses:
5366	4,728	2,136	2,592	121%
1179	2,065	2,877	(812)	(28%)
6250	3,903	4,063	(160)	(4%)
4334	806	1,097	(291)	(27%)
7423	1,650	—	1,650	100%
Research and discovery	3,649	4,502	(853)	(19%)
Total external program expenses	16,801	14,675	2,126	14%
Employee and contractor-related expenses	12,431	12,009	422	4%
Facility and other expenses	1,744	1,454	290	20%
Total research and development expenses	$30,976	$28,138	$2,838	10%

Research and development expenses were $31.0 million for the six months ended June 30, 2025 compared to $28.1 million for the same period in 2024. The increase in research and development expenses was primarily driven by increases in external program expenses from the advancement of our pipeline, primarily due to a $2.6 million increase in 5366.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
General and administrative expenses	$9,103	$9,112	$(9)	(0%)

General and administrative expenses were $9.1 million for the six months ended June 30, 2025 compared to $9.1 million for the same period in 2024. Overall, expenses remained relatively consistent period over period.

Interest and Other Income, Net

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest and other income, net	$2,018	$3,109	$(1,091)	-35%

Interest and other income, net was $2.0 million for the six months ended June 30, 2025, compared to $3.1 million for the same period in 2024. The $1.1 million decrease was primarily due to a smaller portfolio balance after using maturing investments to fund operations as well as lower interest rates during the six months ended June 30, 2025 as compared to the same period in 2024.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2025 principally through equity financings, raising an aggregate of $648.0 million in net proceeds, and strategic collaborations, raising an aggregate of $200.9 million.

Cash Flows for the Six Months Ended June 30, 2025 and 2024

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(40,197)	$(35,466)
Net cash provided by investing activities	23,580	22,379
Net cash provided by financing activities	2,279	12,454
Net decrease in cash and cash equivalents	$(14,338)	$(633)

Operating Activities

Net cash used in operating activities was $40.2 million for the six months ended June 30, 2025, compared to $35.5 million for the same period in 2024. The increase in cash used in operations was primarily attributable to increases in operating expenses from the advancement of our clinical pipeline, and the timing of vendor invoicing and payments.

Investing Activities

Net cash provided by investing activities was $23.6 million for the six months ended June 30, 2025, compared to $22.4 million for the same period in 2024. The increase was primarily due to higher proceeds from maturities of our marketable securities required by the increase in our overall expenses.

Financing Activities

Net cash provided by financing activities was $2.3 million for the six months ended June 30, 2025, compared to $12.5 million for the same period in 2024. The decrease primarily reflects lower proceeds from the sale of our common stock under "at-the-market" offerings during the six months ended June 30, 2025, as compared to the registered direct offering and a private placement to a related party in 2024.

Funding Requirements and Going Concern

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of June 30, 2025, we had an accumulated deficit of $844.9 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. We expect our future operating expenses to increase over the coming years as we continue to advance our candidates. As a result, our operating losses are likely to be substantial over the next several years if none of our product candidates are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of June 30, 2025, we held cash, cash equivalents and marketable securities of $75.0 million. Based on our current operating plan, we believe our existing cash, cash equivalents and marketable securities will be able to fund our operating requirements into the middle of 2026. However, we have based this estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

We evaluated whether there are conditions and events, considered in the aggregate, which raise substantial doubt about our ability to continue as a going concern within one year after the date that this Quarterly Report on Form 10-Q is issued. Since our cash, cash equivalents and marketable securities are not expected to be sufficient to fund operations for at least twelve months following the date this Quarterly Report on Form 10-Q is issued, there is substantial doubt about our ability to continue as a going concern.

Our plans to mitigate the conditions that raise substantial doubt about our ability to continue as a going concern include seeking additional funding through public or private equity financings and potential payments from Gilead under the Gilead Collaboration Agreement. However, we cannot assure funding will be available on reasonable terms, if at all. Market volatility, inflation or other factors, such as tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof, could also adversely impact our ability to access capital when and as needed. Additionally, we may not be successful in the Gilead Collaboration Agreement due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs. In addition, even if we demonstrate clinical proof of concept of our candidates, Gilead may choose not to exercise its options. We may obtain additional funding we require through debt financing; however, the availability and amount of such funding is not certain.

Our future capital requirements will depend on many factors, including:

•
our ability to raise capital despite macroeconomic and geopolitical events impacting financial markets, such as rising inflation, potential effects of changes in federal government regulation or policies, including tariffs or the imposition of modified or additional tariffs, market volatility, and potential worsening global economic conditions or economic downturn;
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

The accompanying condensed consolidated financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments that might result from the outcome of this uncertainty.

Critical Accounting Estimates

Our critical accounting policies and significant estimates are detailed in our 2024 Annual Report. There have been no material changes to our significant estimates from those previously disclosed in our 2024 Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

There is substantial doubt as to our ability to continue as a going concern. We may need additional financing to execute our business plan, to fund our operations, and to continue as a going concern. Our disclosure regarding the substantial doubt as to our ability to continue as a going concern may hinder our ability to obtain further financing.

As further described in the notes to the financial statements and under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” due to our recurring operating losses and negative cash flows from operations and our dependence on and uncertainty around our ability to obtain additional financing to fund our operations after our current resources are exhausted, management has determined that our present capital resources are not expected to be sufficient to fund our planned operations for at least one year from the date of this Quarterly Report on Form 10-Q, and, as a result, there is substantial doubt as to our ability to continue as a going concern. Our ability to continue as a going concern will depend on our ability to obtain additional financing, and no assurances can be given that additional financing will be available to us on commercially reasonable terms, or at all. If we are unable to raise sufficient financing when needed, our business, financial condition, and results of operations will be materially and adversely affected, and we will need to modify our operational plans to continue as a going concern. If we are unable to obtain sufficient financing, we could be forced to reduce staff, delay, scale back or discontinue product development and clinical studies, forego business opportunities, reorganize, restructure or seek other relief, cease operations entirely and sell, or otherwise transfer, all or substantially all of our assets. There can be no assurance that any changes to our operational plans or any such other actions would be successful, and our liquidity and capital resources could be further adversely affected. In addition, any financing that we enter into may be substantially dilutive to existing stockholders and/or may contain restrictive covenants or other provisions that could impact our operations or future financings. Moreover, the reaction of investors to the inclusion of a going concern statement in our financial statements and our potential inability to continue as a going concern could adversely affect the price of our common stock and our ability to raise new financing or enter into collaborative or other transactions. Any of the foregoing would have a material adverse impact on our business, results of operations and financial condition and could intensify the other risks described in this section.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings, debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. Adverse geopolitical and macroeconomic developments, such as potential worsening global economic conditions or economic downturn, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, and tariffs or the imposition of modified or additional tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof, could affect our ability to access capital as and when needed.

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

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the conflicts in the Middle East, tensions between China and Taiwan, as well as tariffs (including tariffs that have been or may be in the future imposed by the United States and other countries), other wars, acts of terrorism, natural disasters or outbreaks of disease;
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

Each of these risks could delay our development efforts, nonclinical studies and clinical studies or the approval, if any, of our product candidates by the FDA or applicable non-U.S. regulatory authorities and the commercialization of our product candidates. Furthermore, workforce reductions at the FDA, and any future reductions of staffing or other resources at the FDA, may lead to delays in inspecting facilities and, in turn, delayed FDA approvals for manufacturing changes. This could result in higher costs or deprive us of potential product revenues and materially harm our business, financial condition and results of operations.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	Amendment No. 1 to Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.		8-K	06/09/2025	10.1

10.2#	Amendment No. 2 to Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.		8-K	06/09/2025	10.2

10.3#	Amendment No. 1 to Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan.		8-K	06/09/2025	10.3

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as inline XBRL and contained in Exhibits 101	X

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

Assembly Biosciences, Inc.

Date: August 6, 2025	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 6, 2025	By:	/s/ Jeanette M. Bjorkquist
Jeanette M. Bjorkquist
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)