Form 10-Q
period 2025-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2025-11-10
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 7, 2025, there were 15,817,140 shares of the registrant’s common stock outstanding.

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
•
our ability to maintain financial resources and secure additional funding necessary to continue our research activities, clinical studies and other business operations;
•
the U.S. federal government shutdown and potential effects of changes in government regulation, including as a result of the change in U.S. administration in 2025; and
•
results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2025	2024
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$22,534	$38,344
Marketable securities	210,023	73,735
Accounts receivable from collaboration with a related party	912	—
Prepaid expenses and other current assets	3,343	3,424
Total current assets	236,812	115,503

Property and equipment, net	229	284
Operating lease right-of-use (ROU) assets	2,644	3,069
Other assets	312	312
Total assets	$239,997	$119,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,683	$585
Accrued research and development expenses	3,058	2,273
Other accrued expenses	5,728	6,862
Deferred revenue from a related party - short-term	42,363	37,622
Operating lease liabilities - short-term	548	461
Total current liabilities	53,380	47,803

Deferred revenue from a related party - long-term	1,715	35,378
Operating lease liabilities - long-term	2,207	2,628
Total liabilities	57,302	85,809

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 15,816,987 and 7,457,240 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	16	7
Additional paid-in capital	1,036,906	859,488
Accumulated other comprehensive loss	(90)	(211)
Accumulated deficit	(854,137)	(825,925)
Total stockholders' equity	182,695	33,359
Total liabilities and stockholders' equity	$239,997	$119,168

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue from a related party	$10,789	$6,845	$29,834	$21,163

Operating expenses
Research and development	16,587	13,515	47,563	41,653
General and administrative	5,085	4,286	14,188	13,398
Total operating expenses	21,672	17,801	61,751	55,051
Loss from operations	(10,883)	(10,956)	(31,917)	(33,888)

Other income
Interest and other income, net	1,687	1,343	3,705	4,452
Total other income	1,687	1,343	3,705	4,452
Loss before income taxes	(9,196)	(9,613)	(28,212)	(29,436)

Income tax expense	—	—	—	406
Net loss	$(9,196)	$(9,613)	$(28,212)	$(29,842)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	189	137	121	(75)
Comprehensive loss	$(9,007)	$(9,476)	$(28,091)	$(29,917)

Net loss per share, basic and diluted	$(0.72)	$(1.51)	$(3.03)	$(5.12)
Weighted average common shares outstanding, basic and diluted	12,686,122	6,351,431	9,301,740	5,827,750

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2025	7,672,249	$8	$863,312	$(279)	$(844,941)	$18,100
Issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	5,591,840	6	123,594	—	—	123,600
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	2,295,920	2	42,783	—	—	42,785
Issuance of common stock upon exercise of warrants	255,103	—	5,510	—	—	5,510
Issuance of common stock upon exercise of stock options	1,863	—	37	—	—	37
Issuance of common stock for settlement of restricted stock units (RSUs)	12	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	189	—	189
Stock-based compensation	—	—	1,670	—	—	1,670
Net loss	—	—	—	—	(9,196)	(9,196)
Balance as of September 30, 2025	15,816,987	$16	$1,036,906	$(90)	$(854,137)	$182,695

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2024	6,345,561	$6	$840,946	$(293)	$(805,977)	$34,682
Issuance of common stock for settlement of RSUs	8,853	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	137	—	137
Stock-based compensation	—	—	797	—	—	797
Net loss	—	—	—	—	(9,613)	(9,613)
Balance as of September 30, 2024	6,354,414	$6	$841,743	$(156)	$(815,590)	$26,003

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	5,591,840	6	123,594	—	—	123,600
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	2,295,920	2	42,783	—	—	42,785
Issuance of common stock upon exercise of warrants	255,103	—	5,510	—	—	5,510
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	34,696	—	357	—	—	357
Issuance of common stock upon exercise of stock options	1,863	—	37	—	—	37
Issuance of common stock for settlement of RSUs	18,680	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	121	—	121
Stock-based compensation	—	—	3,216	—	—	3,216
Net loss	—	—	—	—	(28,212)	(28,212)
Balance as of September 30, 2025	15,816,987	$16	$1,036,906	$(90)	$(854,137)	$182,695

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	634,500	1	9,661	—	—	9,662
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	179,500	—	2,733	—	—	2,733
Issuance of common stock upon exercise of stock options	414	—	4	—	—	4
Issuance of common stock under ESPP	7,252	—	55	—	—	55
Issuance of common stock for settlement of RSUs	49,996	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(75)	—	(75)
Stock-based compensation	—	—	2,369	—	—	2,369
Net loss	—	—	—	—	(29,842)	(29,842)
Balance as of September 30, 2024	6,354,414	$6	$841,743	$(156)	$(815,590)	$26,003

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(28,212)	$(29,842)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	97	97
Stock-based compensation	3,216	2,369
Net accretion of investments in marketable debt securities	(1,518)	(3,065)
Non-cash rent expense	647	1,064
Changes in operating assets and liabilities:
Accounts receivable from collaboration (-$912 and $- from a related party)	(912)	43
Prepaid expenses and other current assets	81	238
Accounts payable	1,098	874
Accrued research and development expenses	785	701
Other accrued expenses	(1,134)	(979)
Deferred revenue from a related party	(28,922)	(21,163)
Operating lease liabilities	(556)	(1,047)
Net cash used in operating activities	(55,330)	(50,710)

Cash flows from investing activities
Proceeds from maturities of marketable securities	83,632	96,500
Purchases of marketable securities	(218,281)	(49,605)
Purchases of property and equipment	(42)	(28)
Net cash (used in) provided by investing activities	(134,691)	46,867

Cash flows from financing activities
Proceeds from the issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	123,600	—
Proceeds from the issuance of common stock and warrants in private placements to a related party, net of issuance costs	42,785	2,733
Proceeds from the exercise of warrants	5,510	—
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	1,922	—
Proceeds from the issuance of common stock under ESPP	357	55
Proceeds from the exercise of stock options	37	4
Proceeds from the issuance of common stock and warrants in a registered direct offering, net of issuance costs	—	9,662
Net cash provided by financing activities	174,211	12,454

Net (decrease) increase in cash and cash equivalents	(15,810)	8,611
Cash and cash equivalents at the beginning of the period	38,344	19,841
Cash and cash equivalents at the end of the period	$22,534	$28,452

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPIs) targeting herpes simplex virus (HSV) for the treatment of recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator designed to disrupt the replication cycle of hepatitis B virus at several key points. The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and it has additional research programs against multiple antiviral targets. The Company operates in one segment and is headquartered in South San Francisco, California (see Note 9 - Segment Reporting).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration or an applicable foreign regulatory agency. Since the Company’s initial public offering, its operations have been financed through the sale of equity securities and payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all.

In August 2025, the Company raised aggregate gross proceeds of $175.0 million from the sale of shares of common stock, pre-funded warrants and warrants (see Note 6 - Stockholders' Equity). As of September 30, 2025, the Company held cash, cash equivalents and marketable securities of $232.6 million. Management believes the Company currently has sufficient funds to meet its operating requirements beyond one year from the date these unaudited condensed consolidated financial statements are issued. As a result, the Company concluded the conditions which previously raised substantial doubt about its ability to continue as a going concern have been resolved.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2024, which are contained in the 2024 Annual Report. The results for the three and nine months ended September 30, 2025 are not necessarily indicative of results to be expected for the entire year ending December 31, 2025 or future operating periods.

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

Warrants and Pre-Funded Warrants

The Company determines the accounting classification of warrants it issues as either liability or equity-classified based on an assessment of the warrant’s specific terms. The assessment considers whether the warrants are freestanding financial instruments, whether the warrants meet the definition of a liability and whether the warrants meet all the requirements for equity classification. Equity classified warrants are accounted for using a relative fair value allocation method, with fair values determined at issuance using a Black-Scholes model.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator:
Net loss	$(9,196)	$(9,613)	$(28,212)	$(29,842)
Denominator:
Weighted average common shares outstanding - basic and diluted	12,686,122	6,351,431	9,301,740	5,827,750
Net loss per share - basic and diluted	$(0.72)	$(1.51)	$(3.03)	$(5.12)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	September 30,
	2025	2024
Warrants to purchase common stock	9,487,477	814,000
Options to purchase common stock	1,201,913	937,268
Common stock subject to purchase under ESPP	31,553	7,513
Unvested RSUs	326,552	69,217
Total	11,047,495	1,827,998

In August 2025, the Company sold pre-funded warrants to purchase up to 1,040,820 shares of common stock (see Note 6 - Stockholders' Equity). The pre-funded warrants are exercisable at $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and are exercisable after the original issuance date.

Note 3 – Related Party

In October 2023, the Company entered into the Option, License and Collaboration Agreement (Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead Sciences, Inc. (Gilead). The Gilead Equity Agreements were amended in June 2024, and the parties entered into the First Amendment to the Gilead Collaboration Agreement in December 2024. In July 2025, the Company entered into a letter agreement with Gilead under which Gilead has agreed to reimburse the Company up to $1.5 million for certain nonclinical study activities, subject to the terms and conditions set forth in the agreement. The letter agreement does not amend any terms of the Gilead Collaboration Agreement.

In August 2025, the Company entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 2,295,920 shares of common stock and accompanying Class A and Class B warrants to purchase up to an aggregate of 2,295,920 shares of common stock in a private placement (collectively, the August 2025 Private Placement). This transaction, which generated aggregate gross proceeds of $45.0 million, was executed concurrently with the August 2025 Underwritten Offering. See Note 6 - Stockholders' Equity for additional details.

Following the Company entering into the Gilead Equity Agreements, and as of September 30, 2025, Gilead is considered a related party based on its ownership of the Company's common stock.

As of September 30, 2025, the Company recorded $0.9 million in accounts receivable from collaboration on the condensed consolidated balance sheet for reimbursable costs incurred under the Gilead Collaboration Agreement.

The Company recognized $10.8 million and $6.8 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended September 30, 2025 and 2024, respectively. The Company recognized $29.8 million and $21.2 million of collaboration revenue under the Gilead Collaboration Agreement during the nine months ended September 30, 2025 and 2024, respectively. See Note 8 - Collaboration Agreement for additional details.

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$20,286	$—	$—	$20,286
U.S. treasury securities	1,999	—	—	1,999
Total cash equivalents	22,285	—	—	22,285
Short-term marketable securities
Corporate debt securities	42,726	38	(1)	42,763
Asset-backed securities	11,962	22	—	11,984
U.S. treasury securities	138,473	120	(2)	138,591
Commercial paper	16,679	7	(1)	16,685
Total short-term marketable securities	209,840	187	(4)	210,023
Total cash equivalents and marketable securities	$232,125	$187	$(4)	$232,308

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	8,437	—	—	8,437
Total cash equivalents	37,503	—	—	37,503
Short-term marketable securities
Corporate debt securities	20,971	20	(3)	20,988
U.S. treasury securities	48,077	40	—	48,117
Commercial paper	4,625	5	—	4,630
Total short-term marketable securities	73,673	65	(3)	73,735
Total cash equivalents and marketable securities	$111,176	$65	$(3)	$111,238

There were no realized gains and losses for the three and nine months ended September 30, 2025 and 2024. As of September 30, 2025 and December 31, 2024, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale marketable securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of September 30, 2025 and December 31, 2024.

Accrued interest receivable was $1.0 million and $0.4 million as of September 30, 2025 and December 31, 2024, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and nine months ended September 30, 2025 and 2024.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$20,286	$—	$—	$20,286
U.S. treasury securities	—	1,999	—	1,999
Total cash equivalents	20,286	1,999	—	22,285
Short-term marketable securities
Corporate debt securities	—	42,763	—	42,763
Asset-backed securities	—	11,984	—	11,984
U.S. treasury securities	—	138,591	—	138,591
Commercial paper	—	16,685	—	16,685
Total short-term marketable securities	—	210,023	—	210,023
Total assets measured at fair value	$20,286	$212,022	$—	$232,308

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	—	8,437	—	8,437
Total cash equivalents	29,066	8,437	—	37,503
Short-term marketable securities
Corporate debt securities	—	20,988	—	20,988
U.S. treasury securities	—	48,117	—	48,117
Commercial paper	—	4,630	—	4,630
Total short-term marketable securities	—	73,735	—	73,735
Total assets measured at fair value	$29,066	$82,172	$—	$111,238

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued expenses:
Accrued compensation	$5,053	$6,478
Accrued professional fees and other	675	384
Total accrued expenses	$5,728	$6,862

Note 6 – Stockholders’ Equity

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (2024 ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in

April 2023. The Company did not sell any shares of common stock during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 161,645 shares of common stock under the 2024 ATM, for which the Company received net proceeds of $1.9 million, after deducting commissions, fees and expenses. The Company did not sell any shares of common stock during the three and nine months ended September 30, 2024.

Underwritten Offering

In August 2025, the Company sold an aggregate of 5,591,840 shares of common stock and pre-funded warrants to purchase up to 1,040,820 shares of common stock, together with accompanying 3,316,330 Class A and 3,316,330 Class B warrants to purchase up to an aggregated total of 6,632,660 shares of common stock in an underwritten offering (the August 2025 Underwritten Offering). The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, while the combined price per pre-funded warrant with accompanying Class A and Class B warrants was $19.599. The offering generated aggregate gross proceeds to the Company of $130.0 million. After deducting issuance costs, net proceeds totaled $123.6 million.

Private Placement

In August 2025, the Company entered into the August 2025 Private Placement with Gilead, which involved the issuance and sale of 2,295,920 shares of common stock and accompanying 1,147,960 Class A and 1,147,960 Class B warrants to purchase up to an aggregate of 2,295,920 shares of common stock in a private placement. This transaction was executed concurrently with the August 2025 Underwritten Offering. The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, generating aggregate gross proceeds of $45.0 million. After deducting issuance costs, net proceeds totaled $42.8 million. These warrants have the same exercise price and terms as the warrants sold in the August 2025 Underwritten Offering.

Warrants

Each pre-funded warrant sold in the August 2025 Underwritten Offering carries a nominal exercise price of $0.001 per share, is immediately exercisable and does not expire.

Each Class A warrant sold in the August 2025 Underwritten Offering and August 2025 Private Placement has an exercise price of $21.60 per share, is immediately exercisable and will expire on the earlier of (i) August 11, 2030 (five years from the date of issuance) or (ii) the date that is 30 days after the public announcement that the Company has completed enrollment (of at least 200 patients total) for its Phase 2 clinical study evaluating ABI-5366 versus valacyclovir.

Each Class B warrant sold in the August 2025 Underwritten Offering and August 2025 Private Placement has an exercise price of $21.60 per share, will become exercisable on or after November 15, 2026 and expire on December 31, 2026. However, Class B warrants will automatically terminate and become non-exercisable if the Company publicly announces, prior to November 15, 2026, it has received at least $75.0 million in aggregate non-dilutive capital in connection with a collaboration agreement.

Neither party may exercise any portion of the warrants and pre-funded warrants to the extent it would beneficially own more than the limits defined in the respective agreements. The exercise price and number of shares of common stock issuable upon the exercise of the warrants and pre-funded warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective agreements.

The Company valued the pre-funded warrants and warrants at issuance and allocated net proceeds from their sale based on their relative fair values. Of the total proceeds, $16.4 million was allocated to pre-funded warrants, $24.6 million to Class A warrants and $1.2 million to Class B warrants. These amounts were classified as a component of permanent stockholders’ equity within additional paid-in-capital.

During the three and nine months ended September 30, 2025 and 2024, 255,103 Class A warrants were exercised.

The following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

Issue Date	Exercisable Date	Expiration Date	Exercise Price per Share	September 30, 2025	December 31, 2024
6/16/2024	6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/17/2024	6/18/2029	$17.00	179,500	179,500
8/11/2025	8/11/2025	No expiration	$0.001	1,040,820	—
8/11/2025	8/11/2025	8/11/2030 (1)	$21.60	4,209,187	—
8/11/2025	11/15/2026 (2)	12/31/2026 (2)	$21.60	4,464,290	—
				10,528,297	814,000
(1)
These Class A warrants will expire 30 days following the public announcement that the Company completed enrollment (of at least 200 patients total) in the ABI-5366 Phase 2 clinical study if prior to August 11, 2030.
(2)
These Class B warrants will be cancelled if the Company publicly announces the receipt of at least $75.0 million in the aggregate of non-dilutive capital in connection with a collaboration agreement prior to November 15, 2026.

The Company’s warrants and pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at their respective issuance date using a relative fair value allocation method. The warrants and pre-funded warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such warrants and pre-funded warrants do not provide any guarantee of value or return.

Note 7 – Stock-Based Compensation

The following table summarizes the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$962	$395	$1,786	$1,152
General and administrative	708	402	1,430	1,217
Total stock-based compensation expense	$1,670	$797	$3,216	$2,369

In June 2025, the Company granted 225,000 performance stock units (PSUs) to its employees, which have a grant date fair value of $3.9 million. The awards vest upon the achievement of a clinical milestone, which was deemed probable of being met as of September 30, 2025. The Company recognized stock-based compensation expense of $0.9 million for these PSUs during the three and nine months ended September 30, 2025.

As of September 30, 2025, there was $5.9 million of total unrecognized stock-based compensation related to all outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.5 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Exercise price	$17.73	$13.24	$10.62 - $17.73	$12.90 - $15.06
Expected volatility	82.5% - 85.6%	80.8% - 86.2%	81.9% - 86.4%	79.1% - 86.9%
Risk-free rate	3.85% - 3.99%	4.39% - 4.40%	3.85% - 4.42%	4.16% - 4.57%
Expected term (years)	5.5 - 7.0	5.5 - 7.0	5.5 - 7.0	5.5 - 7.5
Expected dividend yield	0%	0%	0%	0%

Note 8 - Collaboration Agreement

The following tables present changes in the Company’s contract liabilities and revenue recognized under the Gilead Collaboration Agreement (in thousands):

	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Nine Months Ended September 30, 2025
Contract liabilities:
Deferred revenue from a related party	$73,000	$912	$(29,834)	$44,078

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Collaboration revenue from a related party recognized in the period from:
Amounts included in deferred revenue from a related party at the beginning of the period	$10,576	$6,845	$29,620	$21,163
Performance obligations satisfied in previous period	$—	$—	$—	$—

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

If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on its programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh anniversaries of the collaboration.

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

At the commencement of the arrangement, the Company concluded Gilead was a customer and accordingly, the Gilead Collaboration Agreement was within the scope of the revenue from contracts with customers guidance. The Company initially identified a single combined performance obligation for the discovery, research and development services (the R&D Services) consisting of a series of distinct services that were substantially the same and had the same pattern of transfer. The Company concluded the R&D Services were distinct from Gilead's right to obtain an exclusive license to any of the Company's programs as Gilead benefits from the knowledge and expertise gained from the R&D Services and the Company's know-how is not highly specialized in nature. Gilead could perform the R&D Services themselves, particularly considering Gilead contributed its HPI and NNPI programs and Gilead may continue to conduct development activities on programs being developed under the Gilead Collaboration Agreement. None of the options in the contract were deemed to be separate performance obligations as the options did not provide any discounts or other rights which would be considered a material right in the arrangement.

In July 2025, the Company determined the letter agreement represents a contract modification within the scope of the revenue from contracts with customers guidance upon its execution. The Company concluded no new distinct performance obligations were introduced in the letter agreement and there continues to be a single combined performance obligation consisting of a series of distinct R&D Services, and therefore, the remaining services under the modified Gilead Collaboration Agreement are distinct from the R&D Services already provided. Accordingly, the Company accounted for the letter agreement as a termination of the existing contract and the creation of a new contract and is recognizing the revenue prospectively by reassessing the transaction price and allocating it to the remaining R&D Services.

The amended transaction price as a result of the modification, and as of September 30, 2025, was determined to be $54.1 million, consisting of the unrecognized portion of the transaction price under the contract immediately before the modification and $1.1 million of variable consideration for reimbursable costs expected to be incurred pursuant to the letter agreement.

The variable consideration related to the regulatory and commercial milestones has not been included in the transaction price as of September 30, 2025, since Gilead has not opted in to take a license to any of the Company's programs. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized $10.8 million and $6.8 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended September 30, 2025 and 2024, respectively. The Company recognized $29.8 million and $21.2 million of collaboration revenue under the Gilead Collaboration Agreement during the nine months ended September 30, 2025 and 2024, respectively. The transaction price for remaining collaborative activities was recorded as deferred revenue on the condensed consolidated balance sheet as of September 30, 2025, of which $42.4 million was short-term and $1.7 million was long-term. As of September 30, 2025, the Company recorded accounts receivable from collaboration of $0.9 million for reimbursable costs incurred under the Gilead Collaboration Agreement.

The reimbursable expenses incurred by the Company during the three months ended September 30, 2025 and 2024 were insignificant. The Company incurred $0.1 million and $0.3 million in reimbursable expenses due to Gilead during the nine months ended September 30, 2025 and 2024, respectively.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024		2025	2024
Collaboration revenue from a related party	$10,789	$6,845		$29,834	$21,163
Less:
External program expenses:
ABI-5366	2,430	1,797		7,158	3,933
ABI-1179	2,982	654		5,047	3,531
ABI-6250	714	1,298		4,617	5,361
ABI-4334	113	842		919	1,939
ABI-7272 (1)	354	—		2,004	—
Research and discovery	2,190	2,251		5,839	6,753
Vebicorvir	—	(67)	(2)	—	(67)	(2)
Total external program expenses	8,783	6,775		25,584	21,450
Employee and contractor-related expenses (3)	6,934	6,072		19,365	18,081
Facility and other expenses	870	668		2,614	2,122
Total research and development	16,587	13,515		47,563	41,653
General and administrative (3)	5,085	4,286		14,188	13,398
Interest and other income, net	(1,687)	(1,343)		(3,705)	(4,452)
Income tax expense	—	—		—	406
Net loss	$(9,196)	$(9,613)		$(28,212)	$(29,842)
(1)
In October 2025, the Company transitioned its discovery and development from ABI-7423 to its parent molecule, ABI-7272, which is currently in regulatory filing-enabling preclinical studies.
(2)
Reflects net amounts refundable to the Company after the final reconciliation of clinical trial costs received in October 2024 under the Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation, which was terminated in February 2023.
(3)
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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two helicase-primase inhibitors (HPIs) targeting herpes simplex virus (HSV) for the treatment of recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) targeting transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets. We currently have corporate and administrative offices and research laboratory space in South San Francisco, California.

Our Clinical Programs and Regulatory Filing-Enabling Program

Since the beginning of 2024, we have initiated: (1) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of ABI-5366 (5366), a long-acting HPI for the treatment of recurrent genital herpes; (2) both the Phase 1a and Phase 1b portions of a Phase 1a/b study of ABI-1179 (1179), also a long-acting HPI for recurrent genital herpes; (3) a Phase 1a study of ABI-6250 (6250), an orally bioavailable HDV entry inhibitor; and (4) a Phase 1b study of ABI-4334 (4334), a highly potent, next-generation CAM for chronic HBV infection.

We announced interim results from the Phase 1a portion of the 5366 study in September 2024 and interim results from the Phase 1b portion of the 5366 study in August 2025, interim results from the Phase 1a portion of the 1179 study in February 2025, interim results from the Phase 1a study of 6250 in August 2025 and topline results from the Phase 1b study of 4334 in June 2025.

In addition, in December 2024, we identified a development candidate, ABI-7423 (7423), in our broad-spectrum NNPI program targeting transplant-associated herpesviruses. 7423 is a prodrug, and in October 2025, we transitioned our discovery and development from 7423 to its parent molecule, ABI-7272 (7272), which is currently in regulatory filing-enabling preclinical studies.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either HSV type 1 (HSV-1) or HSV type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate patients, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised individuals may experience more severe and prolonged symptoms due to increased recurrence rates.

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and are developing a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the U.S. Food and Drug Administration's (FDA) Good Laboratory Practice (GLP) toxicology studies. In addition, we are developing a second novel, potent, long-acting HPI for genital herpes, 1179, which was exclusively in-licensed to us as part of our collaboration with Gilead, and also has demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the FDA's GLP toxicology studies.

In September 2024, we announced positive interim data for the Phase 1a portion of a Phase 1a/b clinical study of 5366, and in April 2025, we announced additional data for the Phase 1a portion of the study at the 2025 Congress of the European Society of Clinical Microbiology and Infectious Diseases and an encore presentation at the STI & HIV World Congress in July 2025. Interim results exceeded our objectives for this Phase 1a study and supported 5366’s progression into the Phase 1b portion of the study, which we initiated during the third quarter of 2024. Across the Part A (Phase 1a) cohorts evaluated, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. We are exploring both once-weekly and once-monthly oral dosing regimens in the Part B (Phase 1b) portion of the study.

In the Part A cohorts, 5366 has been well-tolerated with a favorable safety profile observed when administered orally up to 350 mg, with exposure up to 98 days. Treatment-emergent adverse events (AEs) were all mild to moderate in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose arm. There were no treatment-related Grade 3 or 4 laboratory abnormalities and no protocol-defined stopping criteria were met. There were no clinically significant electrocardiogram (ECG) abnormalities or patterns of AEs or laboratory abnormalities noted.

We reported interim data from the Phase 1b portion of the 5366 study in August 2025. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 94% reduction compared to placebo (p<0.01) over the 29-day evaluation period in the cohort evaluating a 350 mg weekly dose. This reduction exceeded our target for the study of an 80%-85% reduction in the rate of HSV-2 shedding. For a secondary clinical endpoint of genital lesion rate, a 94% reduction compared to placebo (p<0.01) was observed with the 350 mg weekly dose. The rate of samples with high viral load (i.e., >104copies/mL HSV DNA), a potential surrogate for HSV-2 transmission and a secondary endpoint, was reduced by 98% compared to placebo (p<0.05) in this cohort.

5366 was observed to be well-tolerated at once-a-week oral doses up to 350 mg in participants seropositive for HSV-2 with recurrent genital herpes. Of the treatment-emergent AEs reported, the majority were Grade 1 or Grade 2. One grade 3 AE was reported, hypertriglyceridemia, in a participant with relevant medical history who had Grade 4 elevated triglycerides pre-dose on Day 1. This AE resulted in study discontinuation but was not considered treatment related. There were three participants with treatment-emergent Grade 3 laboratory abnormalities, all considered unrelated to assigned treatment: an exercise-associated elevation in creatine kinase, a decrease in neutrophils and an elevation of cholesterol in the follow-up period in a participant that had a grade 2 elevation at baseline. There did not appear to be a dose-response relationship in either the frequency or severity of treatment-emergent AEs or laboratory abnormalities. There have been no serious AEs reported to date.

Enrollment for the Phase 1b portion of the 5366 study is complete. The observed nonclinical pharmacokinetic PK profile continues to support once-weekly dosing and the potential for once-monthly oral dosing regimens. With these data, we expect to move directly into Phase 2 clinical study preparation for a once-weekly treatment regimen in parallel with completion of this Phase 1b study, which includes an ongoing cohort evaluating a monthly oral dosing regimen. The in-life portions of chronic toxicology studies of 5366 are now complete and these studies are expected to support longer-term dosing in Phase 2.

A late-breaking oral presentation of the interim Phase 1b data reported in August 2025 was presented at the 38th Congress of the International Union Against Sexually Transmitted Infections – Europe, which took place in October 2025 in Athens, Greece.

In addition to 5366, we are also advancing 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. We submitted the Clinical Trial Application for a Phase 1a/b study of 1179 in September 2024, which was approved in October 2024. We dosed our first participant in the Phase 1a portion of this study during the fourth quarter of 2024.

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

In all three single-dose Phase 1a cohorts completed to date (50 mg, 100 mg and 300 mg), 1179 has been well-tolerated with a favorable safety profile observed. Treatment-emergent AEs were generally Grade 1 in intensity and all were considered not related to study treatment by the study investigators; there have been no serious AEs in any dose cohort. A single, self-limited Grade 2 alanine transaminase (ALT) elevation was observed in a subject receiving the highest dose of 300 mg. There were no clinically significant ECG abnormalities, no significant treatment-related laboratory abnormalities and no protocol-defined stopping criteria were met. Plasma concentrations exceeded necessary protein-adjusted EC50 for inhibition of HSV replication at all dose levels and the observed half-life of approximately four days supports weekly dosing, the target profile for 1179.

The Phase 1b study of 1179 is ongoing concurrently with the ongoing Phase 1b evaluation of 5366, our other long-acting HPI candidate that began dosing in Phase 1b in the fourth quarter of 2024. Enrollment for two cohorts of the Phase 1b portion of the 1179 study is complete. We plan to report interim data on two cohorts of weekly dosing of 1179 and one cohort of monthly dosing of 5366 by the end of 2025, which are expected to be presented together once all virology analyses are completed. The completion of the Phase 1b studies of both 5366 and 1179 constitute an option triggering point under the terms of the Gilead Collaboration Agreement, as defined below under "Collaboration and License Agreement — Gilead Sciences, Inc."

Our HBV and HDV Programs

The World Health Organization (WHO) estimates that 254 million people worldwide are chronically infected with HBV as of 2022, and 1.2 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 1.1 million people died in 2022 from HBV, mostly due to cirrhosis and hepatocellular carcinoma. As of 2022, only approximately 33 million, or 13%, of those chronically infected with HBV, were aware of their infection, and only approximately 7 million, or 3%, of those diagnosed received treatment. HBV is a highly prevalent disease that infects almost three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO.

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

At the European Association for the Study of the Liver's International Liver CongressTM in May 2025 and an encore presentation at the 2025 International HBV meeting in September 2025, 6250 was featured in a poster presentation highlighting nonclinical data supporting the advancement of 6250 into an ongoing Phase 1a clinical study, which was initiated during the fourth quarter of 2024.

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

Dose-dependent elevations of total serum bile acids (TBAs) were observed for both the 5 mg and 25 mg single-dose cohorts, indicative of NTCP target engagement. In the highest single-dose cohort of 25 mg, coproporphyrin I (CP-1), a biomarker for off-target engagement of the organic anion transporters, OATP1B1 and/or OATP1B3, was also elevated. CP-1 elevation was not noted at the other doses.

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

The elevations resolved in the study period with ongoing drug exposure due to 6250's four-day half-life. We have completed enrollment and the follow-up period in the Phase 1a study, and we are preparing for Phase 2 clinical studies in parallel with the completion of ongoing chronic toxicology studies.

Capsid Assembly Modulator

HBV is a DNA virus that infects hepatocytes and establishes a reservoir of covalently closed circular DNA (cccDNA), a unique viral DNA species that resides in the nucleus of HBV-infected hepatocytes and is associated with viral persistence and chronic infection. No currently approved oral therapies target cccDNA activity directly. As a result, we have worked to discover and develop compounds targeting the core protein, a viral protein involved in numerous aspects of the HBV replication cycle, including the generation of HBV cccDNA.

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

As a next-generation CAM, 4334 was optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while they are active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block cccDNA formation (MOA #2). Further, the current standard of care, NrtIs, impacts the viral replication cycle after establishment of cccDNA and can only inhibit production of new viral particles, and they do so incompletely. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024 and topline clinical results including a subsequent 400 mg cohort in June 2025. In both the 150 mg and 400 mg cohorts, 4334 continued to show a half-life supportive of once-daily oral dosing. In addition, results for both cohorts indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. Mean declines in HBV DNA of 2.9 log10 IU/mL and 3.2 log10 IU/mL were observed over 28 days in a population of predominately HBeAg negative participants receiving 150 mg and 400 mg, respectively. Among the subset of participants with detectable HBV RNA at baseline, mean declines of 2.5 log10 U/mL and 2.3 log10 U/mL were observed over 28 days in the participants receiving 150 mg and 400 mg, respectively. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These antiviral data are consistent with the high potency seen preclinically for 4334. The safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. The 400 mg cohort was the final cohort for this Phase 1b study and final data will be presented at the American Association for the Study of Liver Disease, The Liver Meeting® in November 2025. The completion of the Phase 1b study of 4334 constitutes an option triggering point under the terms of the Gilead Collaboration Agreement, as defined below under "Collaboration and License Agreement — Gilead Sciences, Inc."

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

In December 2024, we nominated 7423, a prodrug, as our development candidate to undergo regulatory filing-enabling studies, which are ongoing. In October 2025, we transitioned our discovery and development from 7423 to nominate its parent molecule, 7272, which is currently in regulatory filing-enabling preclinical studies.

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

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, we may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we are primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh anniversaries of the collaboration.

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

Gilead also participated in a financing transaction in August 2025 on the same as the new investors. We and Gilead entered into a Securities Purchase Agreement for the issuance and sale, in a private placement, of 2,295,920 shares of our common stock at a combined purchase price of $19.60 per shares and accompanying one-half of one Class A Warrant and one-half of one Class B Warrant (collectively, the August 2025 Private Placement). The common stock, the Class A Warrant and the Class B Warrant were sold to Gilead pursuant to the terms of the Investor Rights Agreement. The Class A Warrant and the Class B Warrant each provide for the right to purchase up to 1,147,960 shares of our common stock. The Class A Warrant has an exercise price of $21.60 per share, became immediately exercisable on the date of issuance and will expire on or prior to the earlier of (a) August 11, 2030 (five years from the date of issuance) and (b) the date that is 30 days after the public announcement that we have completed enrollment of at least 200 patients total for our Phase 2 clinical study evaluating 5366 versus valacyclovir. The Class B Warrant has an exercise price of $21.60 per share and is exercisable between November 15, 2026 and December 31, 2026. Notwithstanding the foregoing, if, prior to November 15, 2026, we publicly announce that we have received at least $75.0 million in the aggregate of non-dilutive capital in connection with a collaboration agreement, then the Class B Warrant automatically terminates in full.

In October 2025, as required under the registration rights terms of the Investor Rights Agreement, we filed a Registration Statement on Form S-3 with the Securities and Exchange Commission (SEC) to register all of the shares of our common stock that have been issued and sold to Gilead, as well as all of the shares of common stock that can be acquired by exercising the warrants that have been issued and sold to Gilead. The SEC is neither reviewing nor accelerating the effectiveness of registration statements during the ongoing shutdown of the U.S. government.

Results of Operations

Comparison of the Three Months Ended September 30, 2025 and 2024

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Collaboration revenue from a related party	$10,789	$6,845	$3,944	58%

Collaboration revenue was $10.8 million for the three months ended September 30, 2025 compared to $6.8 million for the same period in 2024. The $3.9 million increase was primarily due to more costs incurred under the Gilead Collaboration Agreement during the three months ended September 30, 2025.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

		Three Months Ended September 30,			$ Change	% Change
		2025	2024		2025 vs. 2024	2025 vs. 2024
External program expenses:
5366		$2,430	$1,797		$633	35%
1179		2,982	654		2,328	356%
6250		714	1,298		(584)	(45%)
4334		113	842		(729)	(87%)
7272	(1)	354	—		354	100%
Research and discovery		2,190	2,251		(61)	(3%)
Vebicorvir (VBR)		—	(67)	(2)	67	(100%)
Total external program expenses		8,783	6,775		2,008	30%
Employee and contractor-related expenses		6,934	6,072		862	14%
Facility and other expenses		870	668		202	30%
Total research and development expenses		$16,587	$13,515		$3,072	23%
(1)
In October 2025, we transitioned our discovery and development from ABI-7423 to its parent molecule, ABI-7272, which is currently in regulatory filing-enabling preclinical studies.
(2)
Reflects net amounts refundable to us after the final reconciliation of clinical trial costs received in October 2024 under the Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation (the Arbutus Biopharma Agreement), which was terminated in February 2023.

Research and development expenses were $16.6 million for the three months ended September 30, 2025 compared to $13.5 million for the same period in 2024. The $3.1 million increase was primarily driven by higher external program expenses as we advance our pipeline. Most notably, our 1179 and 5366 programs incurred additional costs due to significant patient enrollment in their respective Phase 1b studies. Employee and contractor-related expenses also increased due to the recognition of stock-based compensation expense on previously granted performance-based restricted stock units now deemed probable of vesting. These increases were partially offset by lower expenses for our 4334 program following the completion of its Phase 1b study.

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

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
General and administrative expenses	$5,085	$4,286	$799	19%

General and administrative expenses were $5.1 million for the three months ended September 30, 2025 compared to $4.3 million for the same period in 2024. The $0.8 million increase was primarily driven by higher professional fees related to patent filings, commercial planning and market research, as well as an increase in stock-based compensation expense from the recognition of expense on previously granted performance-based restricted stock units now deemed probable of vesting.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities. The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest and other income, net	$1,687	$1,343	$344	26%

Interest and other income, net was $1.7 million for the three months ended September 30, 2025, compared to $1.3 million for the same period in 2024. The $0.3 million increase was primarily due to more interest earned on marketable securities from having a larger portfolio balance after our financing in August 2025.

Comparison of the Nine Months Ended September 30, 2025 and 2024

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Collaboration revenue from a related party	$29,834	$21,163	$8,671	41%

Collaboration revenue was $29.8 million for the nine months ended September 30, 2025 compared to $21.2 million for the same period in 2024. The $8.7 million increase was due to more costs incurred under the Gilead Collaboration Agreement during the nine months ended September 30, 2025, as well as an increase in the transaction price from additional funds received under the First Amendment to the Gilead Collaboration Agreement.

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

		Nine Months Ended September 30,			$ Change	% Change
		2025	2024		2025 vs. 2024	2025 vs. 2024
External program expenses:
5366		$7,158	$3,933		$3,225	82%
1179		5,047	3,531		1,516	43%
6250		4,617	5,361		(744)	(14%)
4334		919	1,939		(1,020)	(53%)
7272	(1)	2,004	—		2,004	100%
Research and discovery		5,839	6,753		(914)	(14%)
VBR		—	(67)	(2)	67	(100%)
Total external program expenses		25,584	21,450		4,134	19%
Employee and contractor-related expenses		19,365	18,081		1,284	7%
Facility and other expenses		2,614	2,122		492	23%
Total research and development expenses		$47,563	$41,653		$5,910	14%
(1)
In October 2025, we transitioned our discovery and development from ABI-7423 to its parent molecule, ABI-7272, which is currently in regulatory filing-enabling preclinical studies.
(2)
Reflects net amounts refundable to us after the final reconciliation of clinical trial costs received in October 2024 under the Arbutus Biopharma Agreement, which was terminated in February 2023.

Research and development expenses were $47.6 million for the nine months ended September 30, 2025 compared to $41.7 million for the same period in 2024. The $5.9 million increase was primarily driven by higher external program expenses as we advance our pipeline. Most notably, our HSV programs incurred additional costs as both the 5366 and 1179 Phase 1a/b studies were underway during the nine months ended September 30, 2025, compared to only the 5366 Phase 1a study in the same period in 2024. Employee and contractor-related expenses also increased, primarily due to the recognition of stock-based compensation expense on previously granted performance-based restricted stock units now deemed probable of vesting.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
General and administrative expenses	$14,188	$13,398	$790	6%

General and administrative expenses were $14.2 million for the nine months ended September 30, 2025 compared to $13.4 million for the same period in 2024. The $0.8 million increase was primarily driven by higher professional fees related to patent filings as well as an increase in stock-based compensation expense from the recognition of expense on previously granted performance-based restricted stock units now deemed probable of vesting.

Interest and Other Income, Net

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest and other income, net	$3,705	$4,452	$(747)	-17%

Interest and other income, net was $3.7 million for the nine months ended September 30, 2025, compared to $4.5 million for the same period in 2024. The $0.7 million decrease was primarily due to a smaller portfolio balance for most of the period, as we used maturing investments to fund operations prior to our financing transaction in August 2025. Lower interest rates during the nine months ended September 30, 2025 compared to the same period in 2024 also contributed to the decrease.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2025 principally through equity financings, raising an aggregate of $821.8 million in net proceeds, and strategic collaborations, raising an aggregate of $200.9 million.

In August 2025, we sold to various investors an aggregate of 5,591,840 shares of common stock and pre-funded warrants to purchase up to 1,040,820 shares of common stock. The securities were issued together with accompanying Class A and Class B warrants to purchase up to an aggregated total of 6,632,660 shares of common stock. The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, while the combined price per pre-funded warrant with accompanying Class A and Class B warrants was $19.599. In addition, the Company entered into the August 2025 Private Placement with Gilead for the issuance and sale, in a private placement, of 2,295,920 shares of common stock and accompanying Class A and Class B warrants to purchase up to an aggregate of 2,295,920 shares of common stock. The securities were sold together with accompanying warrants at a price of $19.60 per unit. Each pre-funded warrant sold has a nominal exercise price of $0.001 per share, while each Class A and Class B warrant has an exercise price of $21.60 per share. We received aggregate net proceeds of approximately $166.4 million from this financing transaction, after deducting underwriting discounts and commissions and offering expenses payable.

Cash Flows for the Nine Months Ended September 30, 2025 and 2024

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(55,330)	$(50,710)
Net cash (used in) provided by investing activities	(134,691)	46,867
Net cash provided by financing activities	174,211	12,454
Net (decrease) increase in cash and cash equivalents	$(15,810)	$8,611

Operating Activities

Net cash used in operating activities was $55.3 million for the nine months ended September 30, 2025, compared to $50.7 million for the same period in 2024. The increase in cash used in operations was primarily attributable to increases in operating expenses from the advancement of our clinical pipeline.

Investing Activities

Net cash used in investing activities was $134.7 million for the nine months ended September 30, 2025, compared to net cash provided by investing activities of $46.9 million for the same period in 2024. The change was primarily due to our purchases of marketable securities following our financing in August 2025, as we invested the proceeds from those offerings.

Financing Activities

Net cash provided by financing activities was $174.2 million for the nine months ended September 30, 2025, compared to $12.5 million for the same period in 2024. The increase was due to larger proceeds from our financing in August 2025, and the subsequent exercise of warrants issued in that transaction, compared to our financing in June 2024.

Funding Requirements

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of September 30, 2025, we had an accumulated deficit of $854.1 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. We expect our future operating expenses to increase over the coming years as we continue to advance our candidates. As a result, our operating losses are likely to be substantial over the next several years if none of our product candidates are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

As of September 30, 2025, we held cash, cash equivalents and marketable securities of $232.6 million. Based on our current operating plan, we believe we have sufficient funds to meet our operating requirements into late 2027. This cash runway guidance does not include potential future payments to us under our collaboration with Gilead or from potential warrant exercises, which would further extend our cash runway beyond 2028. We have based our estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. In December 2024, Gilead purchased additional shares of our common stock at a premium pursuant to the terms of the common stock purchase agreement, and we amended the Gilead Collaboration Agreement in connection with an updated development plan for 6250. In August 2025, Gilead purchased additional shares of our common stock and warrants to purchase additional shares of our common stock. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

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
•
We will be heavily dependent on Gilead for further development and commercialization of the investigational products from the programs that it opts into, and transition of these programs to Gilead, if Gilead opts in, could delay these programs' clinical and approval timelines.
•
We may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs. In addition, even if we demonstrate clinical proof of concept of a candidate, Gilead may choose not to exercise its option.
•
Gilead has the right to designate (and has designated) two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owns approximately 29% of our outstanding common stock. Gilead also has the right to acquire additional shares in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
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
•
increased scrutiny or prohibitions on CROs located in foreign countries, including China;
•
different regulatory requirements for drug approvals;
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

The ongoing shutdown of the U.S. government could prevent government agencies, including U.S. Customs and Border Protection (CBP) and FDA from performing normal business functions on which the operation of our business relies, which could negatively impact our business.

The ongoing U.S. government shutdown has resulted in certain regulatory agencies, including the FDA, having to furlough critical employees and stop critical activities, including accepting application submissions for review. Other agencies, such as CBP, have been deemed “essential” and are continuing to operate. Disruptions at the CBP, FDA and other agencies, including furloughs and reductions in workforce, are subject to the political process, which is inherently unpredictable.

Although we have yet to encounter significant delays at ports of entry due to the shutdown, in past government shutdowns, CBP delays were common in areas requiring manual review or discretionary approvals. If the current shutdown continues, the resulting delays and other disruptions could have a material adverse effect on our business.

Our clinical studies require shipping clinical samples from our clinical study sites around the world to the United States for analysis and processing. CBP delays in import operations and CBP delays in inspecting imports, including difficulties with these samples clearing customs, may delay or otherwise adversely affect our ongoing clinical studies and their timelines, many of which have been communicated publicly.

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

We collect and maintain information in digital form and are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal data. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have outsourced elements of our information technology infrastructure and, as a result, a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to damage from computer viruses, malware, natural disasters, system outages, terrorism, war, telecommunication and electrical failures, cyberattacks, cybersecurity incidents or cyber intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

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

Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the Code), a corporation that undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period) is subject to annual limitations on its ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes. We have experienced ownership changes in the past, most recently in August 2025, and future equity issuances may result in additional ownership change. Accordingly, some of our net operating losses or credits could expire unutilized, and our ability to utilize our net operating losses or credits to offset U.S. federal taxable income could be limited, which would result in increased future tax liability to us. We may also be subject to similar limitations at the state level.

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

We and our collaborators may be subject, directly or indirectly, to applicable U.S. federal and state anti-kickback, false claims laws, physician payment transparency laws, other fraud and abuse laws or similar healthcare and security laws and regulations, and health information privacy and security laws, which could expose us or them to criminal sanctions, civil penalties, exclusion or suspension from federal and state healthcare programs, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. These laws may impact, among other things, our proposed sales, marketing and education programs. For example, there are federal and state healthcare laws and regulations that govern prescription drug marketing practices, including off-label promotion, and increased scrutiny of direct-to-consumer advertisements. In addition, we may be subject to patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. If we fail to comply with any applicable federal, state or foreign legal requirement, we could be subject to penalties.

Regulators globally are imposing greater monetary fines for privacy violations. Privacy laws such as the EU GDPR and UK General Data Protection Regulation (UK GDPR) impose strict obligations on lawful processing, transparency and cross-border transfers of personal data (i.e., information which identifies an individual or from which an individual is identifiable). The EU GDPR applies to any company established in the EU as well as to those outside the EU if they process personal data in connection with the offering of goods or services to EU residents or the monitoring of their behavior within the EU, wherever such processing occurs. The EU GDPR includes operational requirements for companies that receive or process personal data of EU residents. The EU GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal data is to be used, limitations on retention of information, mandatory data breach notification requirements and notable obligations on services providers. Noncompliance with the EU GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The EU GDPR may increase our responsibility and liability in relation to personal data that we process and we may be required to implement additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. In addition to the foregoing, a breach of the EU GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to cease or change the processing of our data, enforcement notices, or assessment notices (for a compulsory audit). We may also face civil claims including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities, as well as associated costs, diversion of internal resources, and reputational harm as the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

The European Economic Area (EEA) and United Kingdom impose rules with respect to cross-border transfers of personal data outside of the EEA and the United Kingdom to third countries, including the United States. In July 2020, the EU-U.S. Privacy Shield was invalidated as a valid personal data transfer mechanism between the EU and the U.S., and on June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses (New SCCs), which apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. The New SCCs must be used for all relevant transfers of personal data outside the EEA (since December 27, 2022). On March 21, 2022, the United Kingdom implemented its own United Kingdom-specific international data transfer agreement (IDTA) and addendum to the New SCCs (UK Addendum) (collectively, the SCCs). Effective July 11, 2023, the new EU-U.S. Data Privacy Framework (DPF) has been recognized as adequate under EU law (a new framework to allow transfers of personal data from the EU to certified companies in the U.S.). The United Kingdom has also approved a United Kingdom extension to the EU-U.S. Data Privacy Framework, which was laid before Parliament on September 21, 2023 and came into force on October 12, 2023. However, the DPF is subject to further legal challenge, just as the EU-U.S. Privacy Shield was, which could cause the legal requirements for personal data transfers from the EU to the U.S. to become uncertain once again. EU data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the U.S. In the EU and other markets, potential new rules and restrictions on the flow of personal data across borders could increase the cost and complexity of doing business in those regions.

Following the United Kingdom’s departure from the EU, commonly referred to as “Brexit”, the UK GDPR exists alongside the United Kingdom Data Protection Act 2018, which implements certain derogations in the UK GDPR into United Kingdom law. Under the UK GDPR, companies not established in the United Kingdom but who process personal data in relation to the offering of goods or services to individuals in the United Kingdom, or to monitor their behavior will also be subject to the UK GDPR and will be required to appoint a data protection representative in the United Kingdom, provided certain exceptions are not met. While the EU GDPR and the UK GDPR remain substantially similar for the time being, the government of the United Kingdom has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026). Compliance with the EU GDPR and UK GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products or even prevent us from offering certain products in jurisdictions that we may operate in.

Many U.S. states have also enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents of a given state certain rights concerning their personal data. Such rights may include the right to access, correct or delete certain personal data, and opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may or may not impact our business and our ability to provide our products and services. Certain states impose stricter requirements for processing certain personal data, including sensitive personal data, for example by requiring that data privacy impact assessments be conducted prior to processing such data. These state laws also allow statutory fines for noncompliance. For example, the California Consumer Privacy Act (CCPA) places increased privacy and security obligations on entities handling personal data of consumers or households, employees and business representatives. The CCPA requires covered businesses to provide certain disclosures to consumers about their data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal data. The CCPA provides for fines of up to $7,988 per intentional violation and potentially allows private litigants affected by certain types of data breaches to recover significant statutory damages. While there is currently an exception for protected health information that is subject to HIPAA and clinical study regulations, as currently written, the CCPA may impact our business activities. The uncertainty surrounding the implementation of the CCPA exemplifies the vulnerability of our business to the evolving regulatory environment related to personal data and protected health information.

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

Our employees, independent contractors, consultants, collaborators and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements for which we may be held responsible and which could result in significant liability for us and harm our reputation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

4.1	Form of Class A Warrant.	X

4.2	Form of Class B Warrant.	X

4.3	Form of Pre-Funded Warrant.	X

4.4	Private Placement Class A Warrant.	X

4.5	Private Placement Class B Warrant.	X

10.1	Securities Purchase Agreement, dated August 8, 2025, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.		Form 8-K	08/11/2025	10.1

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as inline XBRL and contained in Exhibits 101	X

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

Assembly Biosciences, Inc.

Date: November 10, 2025	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 10, 2025	By:	/s/ Jeanette M. Bjorkquist
Jeanette M. Bjorkquist
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)