Form 10-K
period 2025-12-31
ASSEMBLY BIOSCIENCES, INC.
filed 2026-03-19
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, as of June 30, 2025, was $97.8 million. Such aggregate market value was computed by reference to the closing price of the common stock as reported on the Nasdaq Global Select Market on June 30, 2025. For purposes of making this calculation only, the registrant has defined affiliates as including only (1) directors, (2) executive officers and (3) certain stockholders, if any, that hold greater than 10% of the voting stock of the registrant, in each case, as of June 30, 2025. Shares of common stock held by other persons, including certain other holders of more than 10% of the registrant’s outstanding common stock, if any, have not been excluded from the above calculation in that such persons are not deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 13, 2026, there were 15,862,705 shares of the registrant’s common stock, $0.001 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-K incorporates information by reference to portions of the definitive proxy statement for the Company’s Annual Meeting of Stockholders to be held in 2026, to be filed within 120 days of the registrant’s fiscal year ended December 31, 2025.

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
•
potential effects of changes in government regulation; and
•
results of nonclinical studies may not be representative of disease behavior in a clinical setting and may not be predictive of the outcomes of clinical studies.

You are urged to consider statements that include the words may, will, would, could, should, might, believes, hopes, estimates, projects, potential, enable, expects, plans, anticipates, intends, continues, forecast, designed, goal or the negative of those words or other comparable words to be uncertain and forward-looking. In particular, forward-looking statements include, but are not limited to, statements regarding the timing of commencement of future clinical studies involving our therapeutic product candidates or therapeutic product candidates that Gilead has licensed from us; and our ability to successfully complete, and receive favorable results in, clinical studies for our product candidates. We intend such forward-looking statements to be covered by the safe harbor provisions contained in Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). Except as required by law, we assume no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see “Item 1A. Risk Factors” in this Annual Report on Form 10-K for the year ended December 31, 2025.

Risks Related to Our Business

•
We have no approved products and depend on the future success of the product candidates in our research and development pipeline.
•
We are not currently profitable and might never become profitable, and we will need additional financing to complete the development of any product candidates and fund our activities into the future.
•
We expect our collaboration with Gilead to be a critical part of the development, manufacture and commercialization of our product candidates.
•
Nonclinical and clinical studies required for our product candidates are expensive and time-consuming and may fail to demonstrate the level of safety and efficacy necessary for product approval.
•
We rely on contract resource organizations (CROs) to conduct some of our nonclinical and clinical studies due to our lack of suitable facilities and resources. In addition, parts of our business are reliant on CROs, vendors, suppliers and other service providers in locations outside of the United States, including China.
•
The ongoing shutdown of the U.S. Department of Homeland Security could prevent the U.S. Customs and Border Protection from performing normal business functions on which the operation of our business relies.
•
Top-line, preliminary or interim data may not accurately reflect the final results of a particular study.
•
We rely on third parties to formulate and manufacture our product candidates and products that we study in combination with our product candidates. Our use of third parties may increase the risk that we will not have sufficient quantities of our product candidates or other products on time or at an acceptable cost.
•
If we lose key management personnel and cannot recruit and retain similarly qualified replacements, our business may materially suffer.
•
Our collaboration partners might delay, prevent or undermine the success of our product candidates.
•
We may not be successful in establishing and maintaining collaborations, which could adversely affect our ability to develop certain of our product candidates.
•
We rely on data provided by third parties that has not been independently.
•
Research, development and commercialization goals, including data releases, may not be achieved in the timeframes that we publicly estimate, which could have an adverse impact on our business and could cause our stock price to decline.
•
Competitors' developments may render our product candidates or technologies obsolete or non-competitive.
•
Other companies with products using the same or similar mechanisms of action as ours may produce negative clinical data, which would adversely affect public and clinical communities’ perceptions of our product candidates, and may negatively impact regulatory approval of, or demand for, our potential products.
•
Significant disruptions of information technology systems or breaches of data security, including cybersecurity incidents, could materially and adversely affect our business.

•
Our ability to use our net operating loss and credit carryforwards and certain other tax attributes may be limited.

Risks Related to Our Regulatory and Legal Environment

•
We are and will be subject to extensive and costly government regulation, and the failure to comply with these regulations may have a material adverse effect on our operations and business.
•
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable.
•
We and our third-party partners and service providers are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security, and compliance with such laws, regulations, policies and contractual obligations could result in additional costs and liabilities to us and failure to comply could adversely affect our business.
•
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
•
We face the risk of product liability claims and might not be able to obtain insurance.
•
We might be exposed to liability claims associated with the use of hazardous materials and chemicals.
•
Our employees, independent contractors, consultants, collaborators and CROs may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements for which we may be held responsible and which could result in significant liability for us and harm our reputation.

Risks Related to Our Intellectual Property

•
Our business depends on protecting our intellectual property.
•
We may incur substantial costs as a result of litigation or other proceedings relating to our patents and other intellectual property rights.
•
We may infringe the intellectual property rights of others, which may prevent or delay our product development efforts and stop us from commercializing or increase the costs of commercializing our product candidates.
•
The cost of maintaining our patent protection globally is high and requires continuous review and compliance.
•
Intellectual property rights do not address all potential threats to any competitive advantage we may have.

Risks Related to Our Common Stock

•
The price of our common stock has in the past and may continue to fluctuate significantly.
•
Our bylaws provide that the Court of Chancery of the State of Delaware will be the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to bring a claim in a judicial forum they find favorable.

PART I

Item 1. Business

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPIs) for the treatment of recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets. In December 2025, pursuant to our collaboration (Gilead Collaboration) with Gilead Sciences, Inc. (Gilead), Gilead exercised its option to license our HPI program for the treatment of recurrent genital herpes, including our long-acting investigational candidates ABI-1179 (1179) and ABI-5366 (5366). For additional information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

Our Strategy

Our current business strategy focuses on applying our deep research and development expertise in virology to discover, develop and advance next-generation therapeutics to patients in areas of high unmet medical need with significant market opportunities to market. We continue to rapidly advance our portfolio toward near-term clinical readouts, highlighted by the following on-going and future activities by doing the following:

•
Recurrent Genital Herpes (HSV-1, HSV-2) – Transitioning our HPI program, including 5366 and 1179 to Gilead and, upon receiving a clinical development plan and budget from Gilead, deciding whether to opt in to the Profit-Share (as defined below under the heading “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise”).
•
HDV – Completing Phase 2 preparation activities and studies of ABI-6250 (6250), with Phase 2 initiation expected in the fourth quarter of 2026.
•
HBV – Evaluating partnering opportunities for ABI-4334 (4334), for which we have initiated a structured process to find potential partners to further advance the program.
•
Transplant-Associated Herpesviruses – Advancing ABI-7272 (7272), our oral broad-spectrum NNPI for the treatment of transplant-associated herpesviruses through nonclinical studies to enable a regulatory filing.
•
Research and Discovery – Continuing to leverage our research team's expertise to identify and nominate new viral targets and novel compounds to address significant unmet medical needs.

We have recruited an accomplished leadership team and research and development organization, with a collective team track record of over 15 approved drugs across multiple viral diseases. In addition, our collaboration with Gilead also brings us an industry-leading partner and brings together the teams’ expertise in virology and provides an established partner for late-stage development and commercialization. For additional information regarding the Gilead Collaboration, see “Collaboration and License Agreements—Gilead Sciences, Inc.”

Our Clinical Programs and Regulatory Filing-Enabling Program

2025 was a pivotal year for us, as we reported positive data readouts for 5366, 1179, 4334 and 6250 as follows:

•
February 2025:
o
1179 – Positive Phase 1a interim results in the Phase 1a/b study
•
June 2025:
o
4334 – Positive Phase 1b topline results

•
August 2025:
o
5366 – Positive Phase 1b interim results from the weekly dosing cohorts in the Phase 1a/b study
o
6250 – Positive Phase 1a interim results
•
December 2025:
o
1179 – Positive Phase 1b interim results in the Phase 1a/b study
o
5366 – Positive Phase 1b interim results from the monthly dosing cohorts in the Phase 1a/b study

In addition, during December 2024, we identified a development candidate, ABI-7423 (7423), in our broad-spectrum NNPI program targeting transplant-associated herpesviruses. 7423 is a prodrug of the parent molecule 7272, and in October 2025, we transitioned our development from 7423 to 7272. 7272 is currently in regulatory filing enabling studies.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate individuals, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised individuals may experience more severe and prolonged symptoms due to increased recurrence rates.

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

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year, impacting over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and began the clinical development of a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the U.S. Food and Drug Administration's (FDA) Good Laboratory Practice (GLP) toxicology studies. In addition, we began development of a second novel, potent, long-acting HPI for genital herpes, 1179, which was in-licensed to us as part of our collaboration with Gilead. As Gilead has exercised its option to exclusively license our HPI program, including 5366 and 1179, development will be in Gilead’s sole control following completion of the Phase 1a/b studies of 5366 and 1179, which we are managing until they are complete. For additional information regarding the option exercise, see “Collaboration and License Agreements—Gilead Sciences, Inc.—Option Exercise.”

During the first quarter of 2024, we filed a Clinical Trial Application (CTA) to support initiation of a Phase 1a/b clinical study for 5366, which was approved in April 2024, and we dosed our first participant in the Phase 1a portion of this study during the second quarter of 2024.

In September 2024, we announced positive interim data for the Phase 1a portion of the 5366 study and complete data was presented at the STI & HIV 2025 World Congress in July 2025. Results exceeded our objectives for this Phase 1a study and supported 5366’s progression into Phase 1b, which we initiated during the third quarter of 2024. Across the Part A (Phase 1a) cohorts evaluated, 5366 had a mean half-life of approximately 20 days when dosed orally, supporting once-weekly oral dosing, the target profile for 5366, as well as showing the potential for once-monthly oral dosing. In the Phase 1a cohorts, 5366 was well-tolerated with a favorable safety profile, with exposures of up to 99 days.

We reported interim data from the Phase 1b portion of the 5366 study in August 2025, focused on two different oral doses of 5366 administered on a once-weekly basis. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 94% reduction compared to placebo (p<0.01) over the 29-day evaluation period in the cohort evaluating a 350 mg weekly dose. This reduction exceeded our target for the study of an 80-85% reduction in the rate of HSV-2 shedding. For a secondary clinical endpoint of genital lesion rate, a 94% reduction compared to placebo (p<0.01) was observed with the 350 mg weekly dose. The rate of genital swabs with high viral load (i.e., >104 copies/mL HSV DNA), a potential surrogate for HSV-2 transmission and a secondary endpoint, was reduced by 98% compared to placebo (p<0.05) in this cohort.

We reported additional interim data from the Phase 1b portion of the 5366 study in December 2025, which included data from a monthly oral dosing regimen. In the 5366 monthly dose cohort, potent antiviral activity was observed, with a 76% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period. The majority of positive swabs (89%) were collected in the last two weeks of the evaluation period when drug levels were declining. We observed an 88% reduction in virologically confirmed genital lesion rate (p=0.01), along with an 81% reduction in the number of samples with high viral load (p<0.01) compared to placebo in the monthly dose cohort.

Across the two weekly oral dose cohorts and the monthly oral dose cohort of the Phase 1b study, 5366 demonstrated a pharmacokinetic (PK) profile that continues to support once-weekly and potentially once-monthly dosing.

5366 was observed to be well-tolerated at all dose levels tested in the Phase 1b portion of the study. The two weekly oral cohorts are complete and unblinded safety data has been reported; the oral monthly cohort is ongoing and safety data remains blinded. Across all cohorts, the proportion of participants reporting treatment-emergent adverse events (AEs) was similar between 5366 and placebo recipients, and all were Grade 1 or Grade 2. One Grade 3 AE was reported, hypertriglyceridemia, in a participant with relevant medical history who had Grade 4 elevated triglycerides pre-dose on Day 1. This AE resulted in study discontinuation but was not considered treatment related. The proportion of participants reporting treatment-emergent lab abnormalities was similar in 5366 and placebo recipients with the majority being Grade 1 or Grade 2. In the unblinded weekly oral dose cohorts: there were three participants with treatment-emergent Grade 3 lab abnormalities, all of which are considered unrelated to assigned treatment; one participant with exercise-associated elevation in creatine kinase (150/30 mg QW); one participant with an elevation of cholesterol in the follow up period, which participant had a Grade 2 elevation at baseline (350 gm QW); and one participant, who was dosed with placebo, with decreased neutrophils. There did not appear to be a dose-response relationship in either the frequency or severity of the treatment-emergent AEs or lab abnormalities. No serious AEs have been reported to date.

All participants in the Phase 1b portion of the 5366 study have completed dosing and follow up. The observed PK profile continues to support once-weekly dosing and the potential for once-monthly oral dosing regimens. Additionally, all chronic toxicology studies have been completed. With these data, 5366 is ready to move into a Phase 2 clinical study.

A late-breaking oral presentation of the interim 5366 Phase 1b data reported in August 2025 was presented at the 38th Congress of the International Union Against Sexually Transmitted Infections – Europe, which took place in October 2025 in Athens, Greece. The 5366 data reported in August and December 2025 will be presented at the Congress of the European Society of Clinical Microbiology and Infectious Diseases (ESCMID) taking place in Munich, Germany in April 2026.

In addition to 5366, we have also begun the clinical development of 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. We submitted the CTA for the study in September 2024, which was approved in October 2024. We dosed our first participant in the Phase 1a portion of this study during the fourth quarter of 2024.

In February 2025, we announced positive interim data for the Phase 1a portion of the 1179 study, and in July 2025, we announced additional data for the Phase 1a portion of the study at the STI & HIV 2025 World Congress. Results exceeded our objectives for this Phase 1a study and supported 1179’s progression into Phase 1b. We dosed our first participant in the Phase 1b portion of the study in participants with recurrent genital herpes during the second quarter of 2025. We submitted an Investigational New Drug (IND) application in May 2025 to support expansion of the Phase 1b study to sites in the United States, and we received clearance for the IND in June 2025.

In all three single-dose Phase 1a cohorts (50 mg, 100 mg and 300 mg), 1179 was well-tolerated with a favorable safety profile observed. Treatment-emergent AEs were generally Grade 1 in intensity and all were considered not related to study treatment by the study investigators; there were no serious AEs in any dose cohort. A single, self-limited Grade 2 alanine transaminase (ALT) elevation was observed in a subject receiving the highest dose of 300 mg. There were no clinically significant ECG abnormalities, no significant treatment-related laboratory abnormalities and no protocol-defined stopping criteria were met. Plasma concentrations exceeded necessary protein-adjusted EC50 for inhibition of HSV replication at all dose levels and the observed half-life of approximately four days supports weekly dosing, the target profile for 1179.

We reported interim data from two oral weekly dose cohorts in the Phase 1b portion of the 1179 study in December 2025. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 98% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period in the 50 mg weekly dose cohort. This reduction exceeded our target for the study of an 80-85% reduction in HSV-2 shedding rate. Further, data revealed a 91% reduction in virologically confirmed lesion rate compared to placebo (p<0.01) with the 50 mg weekly dose. There was also a >99% reduction in the number of samples with high viral load, a potential surrogate for HSV-2 transmission and a secondary endpoint.

Across both oral weekly dose cohorts, 1179 demonstrated a PK profile that continues to support once-weekly dosing. 1179 was observed to be well-tolerated at both doses. Overall, the proportion of participants reporting treatment-emergent AEs was similar between 1179 and placebo recipients. Of the treatment-emergent AEs reported, the majority were Grade 1 or Grade 2. The most common AEs were upper respiratory tract infection and headache. There have been no serious AEs reported to date. One Grade 3 AE of migraine was reported in a participant enrolled in the 20 mg/placebo cohort.

All participants in the Phase 1b portion of the 1179 study have completed dosing and follow up. With these data, 1179 is ready to move into Phase 2 enabling studies for a once-weekly treatment regimen, subject to completion of chronic toxicology studies, which are currently underway. The completion of the Phase 1b studies of both 5366 and 1179 constitute an option triggering point under the terms of the Gilead Collaboration Agreement, as defined below under "Collaboration and License Agreement — Gilead Sciences, Inc." The 1179 data reported in December 2025 will be presented at ESCMID in April 2026.

In December 2025, Gilead exercised its option early to license our HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. We expect to receive Gilead’s development plan and budget for the HPI program and make our decision regarding the Profit-Share by mid-2026. We anticipate Gilead will initiate a Phase 2 clinical study for the HPI program in 2026. For more information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in the European Union (EU), Australia and Canada. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in the EU, Australia and Canada, a large, complex peptide inhibitor that requires daily injections, bulevirtide. There are no approved HDV treatments in the United States. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV. 6250 has the same clinically-validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma. In nonclinical studies in non-human primates, clinically-relevant doses of 6250 elevated bile acids to levels similar to those seen in humans with bulevirtide.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

A Phase 1a clinical study of 6250 was initiated in the fourth quarter of 2024, and in August 2025, we announced interim PK, biomarker and safety data from single-ascending and multiple-ascending doses cohorts in healthy participants. Across the cohorts evaluated to date, a mean half-life of approximately four days was observed for 6250 when dosed orally, supporting the once-daily oral dosing profile target. Given this half-life, accumulation was observed in the multiple-dose cohorts with exposures on the last day of dosing generally reaching six- to seven-fold higher than the exposure seen after the first dose.

Dose-dependent elevations of total serum bile acids (TBAs) were observed for both the 5 mg and 25 mg single-dose cohorts, indicative of NTCP target engagement. In the highest single-dose cohort of 25 mg, coproporphyrin I (CP-1), a biomarker for off-target engagement of the organic anion transporters, OATP1B1 and/or OATP1B3, was also elevated. CP-1 elevation was not noted at the other doses.

Given the predicted 6250 accumulation driven by the long half-life and the observed elevations of TBAs for the single-dose cohorts, doses at and below 1 mg daily were selected for the multiple-dose cohorts to characterize the lower end of the dose-response curve. Elevation of TBAs was observed for both the 0.2 mg and 1 mg daily multiple-dose cohorts, consistent with the respective 6250 exposures. Minimal TBA elevation was observed in the 0.05 mg daily multiple-dose cohort.

Treatment-emergent AEs and laboratory abnormalities were all Grade 1 or 2 in severity with the majority being Grade 1. There were no serious AEs in any dose cohort. No protocol defined stopping criteria were met. There were no clinically significant electrocardiogram (ECG) abnormalities or patterns of AEs noted.

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

We have completed enrollment and the follow-up period in the Phase 1a study, as well as the chronic toxicology studies to enable longer term dosing and we are preparing for Phase 2 clinical studies, with Phase 2 initiation expected in the fourth quarter of 2026.

6250 Phase 1a data will be presented at the European Association for the Study of the Liver (EASL) Congress taking place in Barcelona, Spain in May 2026.

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

As a next-generation CAM, 4334 was optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block MOA #2. Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and it does so incompletely. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024, and topline clinical results including a subsequent 400 mg cohort in June 2025. In both the 150 mg and 400 mg cohorts, 4334 continued to show a half-life supportive of once-daily oral dosing. In addition, results for both cohorts indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. Mean declines in HBV DNA of 2.9 log10 IU/mL and 3.2 log10IU/mL were observed over 28 days in a population of predominately HBeAg negative participants receiving 150 mg and 400 mg, respectively. Among the subset of participants with detectable HBV RNA at baseline, mean declines of 2.5 log10 U/mL and 2.3 log10 U/mL were observed over 28 days in the participants receiving 150 mg and 400 mg, respectively. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These antiviral data are consistent with the high potency seen preclinically for 4334. The safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. The 400 mg cohort was the final cohort for this Phase 1b study and final data was presented at the American Association for the Study of Liver Disease, The Liver Meeting® in November 2025. The completion of the Phase 1b study of 4334 constitutes an option-triggering point under the terms of the Gilead Collaboration Agreement, as defined below under "Collaboration and License Agreement — Gilead Sciences, Inc."

In March 2026, Gilead declined to either exercise its option to license 4334 or defer its option until completion of Phase 2 studies. As a result, the Company retains full control of 4334, including the right to evaluate partnering opportunities for 4334 outside of the Gilead Collaboration. We are actively evaluating partnering opportunities for 4334 and have initiated a structured process to find potential partners. We do not plan to advance 4334 further without a partner.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2, varicella zoster virus (VZV) and Epstein-Barr virus (EBV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60% of transplant patients are HSV-positive; (3) 80% of transplant patients are VZV-positive and (4) 45% of transplant patients are EBV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following transplantation. These uncontrolled herpesvirus infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 95,000 people receiving transplants in 2021 in the United States and Europe.

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

In December 2024, we nominated 7423, a prodrug, as our development candidate to undergo regulatory filing-enabling studies. In October 2025, we transitioned our discovery and development from 7423 to its parent molecule, 7272, which is currently in regulatory filing-enabling nonclinical studies.

Research Programs

In addition to our investigational therapy programs that have nominated development candidates and have advanced into clinical studies or regulatory filing-enabling studies, our research team continues to actively focus on proprietary research to discover and nominate novel antivirals to treat serious viral diseases.

Collaboration and License Agreement

Gilead Sciences, Inc.

In October 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs, and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or, upon payment of a deferral fee and completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us. In December 2024, we and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable and the fees payable to us under the terms of the Gilead Collaboration Agreement due to an agreed upon development plan for 6250. To facilitate this development plan, (1) we received a payment of $10.0 million from Gilead and (2) the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead. This credit was applied toward Gilead’s opt-in fee paid for the HPI program in December 2025.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, we may opt-in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we are primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development and commercialization on any optioned programs, and is responsible for all related costs unless we opt in to share 40% of all costs and profits in the United States. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh anniversaries of the collaboration.

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

Gilead also participated in a financing transaction in August 2025 on the same terms as the new investors. We and Gilead entered into a Securities Purchase Agreement for the issuance and sale, in a private placement, of 2,295,920 shares of our common stock at a combined purchase price of $19.60 per shares and accompanying one-half of one Class A Warrant and one-half of one Class B Warrant (collectively, the August 2025 Private Placement). The common stock, the Class A Warrant and the Class B Warrant were sold to Gilead pursuant to the terms of the Investor Rights Agreement. The Class A Warrant and the Class B Warrant each provide for the right to purchase up to 1,147,960 shares of our common stock. The Class A Warrant has an exercise price of $21.60 per share, became immediately exercisable on the date of issuance and will expire on or prior to the earlier of (a) August 11, 2030 (five years from the date of issuance) and (b) the date that is 30 days after the public announcement that we have completed enrollment of at least 200 patients total for our Phase 2 clinical study evaluating 5366 versus valacyclovir. The Class B Warrant has an exercise price of $21.60 per share and is exercisable between November 15, 2026 and December 31, 2026. Notwithstanding the foregoing, if, prior to November 15, 2026, we publicly announce that we have received at least $75.0 million in the aggregate of non-dilutive capital in connection with a collaboration agreement, then the Class B Warrant automatically terminates in full.

In October 2025, as required under the registration rights terms of the Investor Rights Agreement, we filed a registration statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission (SEC) to register all of the shares of our common stock that have been issued and sold to Gilead, as well as all of the shares of common stock underlying the warrants that have been issued and sold to Gilead. The SEC declared the Registration Statement effective in November 2025.

Option Exercise

In December 2025, Gilead exercised its option to exclusively license our HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. This is the first program that Gilead will advance under the Gilead Collaboration.

Under the terms of the Gilead Collaboration Agreement, we received a $35 million payment in connection with Gilead’s exercise of our HPI program. The $35 million payment reflects a $45 million option fee, net of $10 million in accelerated funding that we received under the First Amendment to the Gilead Collaboration Agreement, which was creditable against future payments. Gilead received an exclusive license to 5366 and 1179 and will have the sole right and responsibility for further clinical development and commercialization of the HPI program.

We remain eligible to receive up to $330 million in regulatory and commercial milestones, as well as tiered royalties on net sales ranging from the high single-digits to low teens. We will also have the right to opt in to share 40% of all costs and profits in the United States (the Profit-Share) in lieu of receiving milestones and royalties for that program in the United States after receipt of a development plan and budget from Gilead.

Intellectual Property

We own published and nationalized international Patent Cooperation Treaty (PCT) patent applications relating to compositions of matter and methods of using 5366 and derivatives/analogs thereof to treat HSV. Any patents issuing therefrom are expected to expire in 2043. We also own unpublished, published and nationalized PCT patent applications relating to synthetic processes, crystal forms and pharmaceutical formulations of 5366. Any patents issuing therefrom are expected to expire in 2043 to 2045.

We own a published and nationalized PCT patent application relating to compositions of matter and methods of using compound 6250 and derivatives/analogs thereof to treat HDV and HBV. Any patents issuing therefrom are expected to expire in 2044. We also own a published PCT patent application relating to crystalline forms of 6250. Any patents issuing therefrom are expected to expire in 2045.

We own a published nationalized PCT patent application relating to compositions of matter and methods of using compound 4334 and derivatives/analogs thereof to treat HBV. Any patents issuing therefrom are expected to expire in 2041. We also own published and nationalized PCT patent applications relating to processes for preparing 4334 and crystalline forms of 4334. Any patents issuing therefrom are expected to expire in 2042.

Finally, we own a published PCT patent application relating to compositions of matter and methods of using broad-spectrum NNPIs to treat various herpes viruses.

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

U.S. drug approval process

In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA) and implementing regulations. The process of obtaining regulatory approvals and subsequent compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, such as the FDA’s imposition of a clinical hold, refusal to approve pending applications, withdrawal of an approval, license revocation, imposition of a clinical hold, issuance of warning letters and untitled letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits or civil or criminal penalties.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

•
completion of nonclinical laboratory tests and animal studies in compliance with the FDA’s GLP regulations and applicable requirements for the humane use of laboratory animals or other applicable requirements;
•
submission to the FDA of an IND application, which must become effective before human clinical studies may begin;
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

Nonclinical studies and IND

Nonclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies to assess the potential for AEs and in some cases, to establish a rationale for therapeutic use. The conduct of nonclinical studies is subject to federal regulations and requirements, including GLP regulations for safety/toxicology studies. An IND sponsor must submit the results of the nonclinical tests, together with manufacturing information, analytical data, any available clinical data or literature and plans for clinical studies, among other things, to the FDA as part of an IND application. Some long-term nonclinical testing, such as animal tests of reproductive AEs and carcinogenicity, may continue after the IND is submitted. For some products, the FDA may waive the need for certain nonclinical tests. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical studies and places the trial on clinical hold. If an IND or clinical study is placed on clinical hold, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical study can begin. As a result, submission of an IND may not result in the FDA allowing clinical studies to commence.

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

A manufacturer of an investigational drug for a serious disease or condition is required to make available, such as by posting on its website, its policy regarding evaluating and responding to requests for individual patient access to such investigational drug for use outside a clinical trial. This requirement applies on the earlier of the first initiation of a Phase 2 or Phase 3 trial of the investigational drug or, as applicable, 15 days after the drug receives a designation as a breakthrough therapy, Fast Track product, or regenerative advanced therapy. There also are requirements governing the reporting of ongoing clinical trials and completed clinical trial results to public registries.

Marketing approval

After the completion of required clinical testing, the results of the nonclinical studies and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the submission of most NDAs is additionally subject to a substantial application user fee, currently $4.682 million, and the sponsor of an approved NDA is also subject to an annual program fee currently set at $0.44 million through September 30, 2026. These fees are typically adjusted on October 1 each year.

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

Priority review

Under FDA policies, a product candidate may be eligible for priority review, which means the review is generally completed within a six-month time frame from the date a complete application is filed. Products generally are eligible for priority review if they are intended for treatment of a serious or life-threatening disease or condition and provide a significant improvement in safety or effectiveness compared to marketed products in the treatment, diagnosis or prevention of a serious disease or condition.

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

Orphan drugs

Under the Orphan Drug Act, as amended, the FDA may grant orphan drug designation to drugs intended to treat a rare disease or condition, which is generally defined as a disease or condition that affects fewer than 200,000 individuals in the United States or that affects more than 200,000 individuals in the United States and for which there is no reasonable expectation that the cost of developing and making available the drug for the disease or condition will be recovered from sales of the product in the United States. Orphan drug designation must be requested before submitting an NDA for the application to be eligible to receive orphan drug exclusivity upon approval. After the FDA grants orphan drug designation, the identity of the product and its potential orphan indication are disclosed publicly by the FDA. Orphan drug designation does not shorten the duration of the regulatory review and approval process. If a product that has orphan designation subsequently receives the first FDA approval for a particular active ingredient for the disease or condition for which it has such designation, the product is entitled to Orphan Drug exclusivity, which means that the FDA may not approve other applications to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. A drug will be considered clinically superior if it is shown to be safer, more effective or makes a major contribution to patient care. Orphan drug exclusivity does not prevent the FDA from approving a different drug for the same orphan disease or condition, or the same drug for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the NDA application user fee.

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

Once an approval is granted, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information, imposition of post-market studies or clinical studies to assess new safety risks or imposition of distribution or other restrictions under a REMS program. Other potential consequences include, among other things:

•
restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
•
fines, warning letters or clinical holds on post-approval studies;
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

Pricing and reimbursement schemes vary widely from country to country. Some countries provide that drug products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies. For example, the EU provides options for its member states to restrict the range of drug products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. EU member states may approve a specific price for a drug product or may instead adopt a system of direct or indirect controls on the profitability of us placing the drug product on the market. Other member states allow companies to fix their own prices for drug products but monitor and control company profits. The downward pressure on health care costs in general, particularly prescription drugs, has become very intense. As a result, increasingly high barriers are being erected to the entry of new products. In addition, in some countries, cross-border imports from low-priced markets exert competitive pressure that may reduce pricing within a country. There can be no assurance that any country that has price controls or reimbursement limitations for drug products will allow favorable reimbursement and pricing arrangements for any of our products.

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

Since its enactment, there have been executive, judicial, and Congressional challenges to certain aspects of the ACA. For example, the administration has issued directives designed to delay the implementation of certain ACA provisions or otherwise circumvent requirements for health insurance mandated by the ACA, and Congress has considered legislation that would repeal, or repeal and replace all or part of the ACA. While Congress has not passed comprehensive repeal legislation, several bills affecting the implementation of certain taxes under the ACA have been signed into law. In addition, the Tax Cuts and Jobs Act, effectively repealed the individual health insurance mandate, which is considered a key component of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the ACA is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. More recently, in June 2025, the U.S. Supreme Court upheld the constitutionality of the ACA's requirement that group health plans and health insurance issuers cover certain preventative services without cost-sharing is unconstitutional.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to certain Medicare payments to providers of up to 2% per fiscal year, which will remain in effect through 2032, unless Congress takes additional action. These and other laws may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any of our product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent United States Congressional inquiries and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. For example, the Inflation Reduction Act of 2022 (IRA) enacted on August 16, 2022, seeks to reduce prescription drug costs by, among other provisions, allowing Medicare to negotiate prices for certain high-cost prescription drugs in Medicare Parts B and D, imposing an excise tax on pharmaceutical manufacturers that refuse to negotiate pricing with Medicare, and requiring inflation rebates to limit annual drug price increases in Medicare. These provisions began taking effect progressively starting in 2023, and, in January 2026, CMS announced the 15 drugs selected for the third cycle of Medicare drug price negotiations. Beginning in 2025, the IRA also eliminated the coverage gap under Medicare Part D by significantly lowering the enrollee maximum out-of-pocket cost and imposing a new manufacturer discount program. However, various industry stakeholders, including certain pharmaceutical companies and industry trade organizations have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial challenges and future government reform measures on us and the pharmaceutical industry as a whole is unclear. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights.

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

Although a number of these and other proposed measures may require authorization through additional legislation to become effective, and the current administration may reverse or otherwise change measures implemented by the prior administration, both the current administration and Congress have indicated that they will continue to take action to control drug costs.

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
•
federal civil and criminal false claims laws, including the federal False Claims Act, which can be enforced by private citizens through civil qui tam actions, and civil monetary penalty laws that prohibit individuals or entities from, among other things: knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; making a false statement or record material to a false or fraudulent claim or obligation to pay or transmit money or property to the federal government; or knowingly concealing or knowingly and improperly avoiding or decreasing an obligation to pay money to the federal government. In addition, the government may assert that a claim including items and services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Pharmaceutical manufacturers can be held liable under the False Claims Act even when they do not submit claims directly to government payors if they are deemed to “cause” the submission of false or fraudulent claims;
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

Privacy and Data Security Laws

There are several privacy and data security laws that may impact our business activities, in the United States and in other jurisdictions where we conduct trials or where we may do business in the future. These laws are evolving and may increase both our obligations and our regulatory risks in the future. As described above, in Other Healthcare Laws, in the health care industry generally, under HIPAA, the U.S. Department of Health and Human Services has issued regulations to protect the privacy and security of protected health information, or PHI, used or disclosed by covered entities including certain healthcare providers, health plans and healthcare clearinghouses. HIPAA may apply to us in certain circumstances and may also apply to our business partners in ways that may impact our relationships with them.

In addition to federal privacy regulations under HIPAA, there are a number of state laws in the United States governing confidentiality and security of information that may be applicable to our business. At the state level, California enacted the California Consumer Privacy Act (CCPA), which went into effect on January 1, 2020. The CCPA creates new individual privacy rights for California consumers (as defined in the law) and places increased privacy and security obligations on entities handling personal data of consumers or households. The CCPA requires covered companies to provide certain disclosures to consumers about its data collection, use and sharing practices, and to provide affected California residents with ways to opt-out of certain sales or transfers of personal information. Additionally, the California Privacy Rights Act (CPRA), which went into effect on January 1, 2023, significantly expanded the CCPA, imposing additional obligations on companies covered by the legislation and expanding consumers’ rights with respect to certain sensitive personal information, among other things. The CPRA also creates a new state agency that will be vested with authority to implement and enforce the CCPA and the CPRA. While there is currently an exception for protected health information that is subject to HIPAA and clinical trial regulations, as currently written, the CCPA may apply to some of our business activities or those of our business partners.

In addition to California, at least twenty other states have passed comprehensive consumer data privacy laws. Like the CCPA and CPRA, these laws create obligations related to the processing of personal information, as well as special obligations for the processing of “sensitive” data (which includes health data in some cases). There are also states that are actively considering comprehensive privacy laws. Additional states may consider such laws in the future, and Congress has also been debating passing a federal privacy law. These laws may impact our business activities or those of our business partners, including identification of research subjects, relationships with business partners and ultimately the marketing and distribution of our products.

Privacy laws such as the EU General Data Protection Regulation (EU GDPR) and the UK General Data Protection Regulation (UK GDPR) impose strict obligations on lawful processing, transparency and cross-border transfers of personal data (i.e., information which identifies an individual or from which an individual is identifiable). In respect of our engagement of European contract research organizations (CROs) in the context of clinical trials, the EU GDPR and UK GDPR apply. The EU GDPR applies to any company established in the EU as well as to those outside the EU if they process personal data in connection with the offering of goods or services to EU residents or the monitoring of their behavior within the EU, wherever such processing occurs. The EU GDPR includes operational requirements for companies that receive or process personal data of EU residents. The EU GDPR enhances data protection obligations for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements and notable obligations on services providers. Noncompliance with the EU GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. The EU GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the EU GDPR, and we may be required to implement additional mechanisms to ensure compliance with the EU GDPR, including as implemented by individual countries. In addition to the foregoing, a breach of the EU GDPR could result in regulatory investigations, reputational damage, fines and sanctions, orders to change the processing activities of our personal data, enforcement notices or assessment notices (for a compulsory audit). We may also face civil claims, including representative actions and other class action type litigation (where individuals have suffered harm), potentially amounting to significant compensation or damages liabilities as well as associated costs, diversion of internal resources and reputational harm as the EU GDPR confers a private right of action on data subjects and consumer associations to lodge complaints with supervisory authorities, seek judicial remedies, and obtain compensation for damages resulting from violations.

The European Economic Area (EEA) and UK impose rules with respect to cross-border transfers of personal data outside of the EEA and the UK to third countries including the United States. In July 2020, the EU-US Privacy Shield was invalidated as a valid personal data transfer mechanism between the EU and the U.S., and on June 4, 2021, the European Commission finalized new versions of the Standard Contractual Clauses (New SCCs), which apply to the transfer of personal data outside of the EU to a country not approved by the EU as providing an adequate level of protection for the processing of personal data. The New SCCs must be used for all relevant transfers of personal data outside the EEA (since December 27, 2022). On March 21, 2022, the UK implemented its own UK-specific international data transfer agreement and addendum to the New SCCs (collectively, the SCCs). Effective July 11, 2023, the new EU-US Data Privacy Framework (DPF) has been recognized as adequate under EU law (a new framework to allow transfers of personal data from the EU to certified companies in the United States). The UK has also approved a UK extension to the EU-US Data Privacy Framework, which was laid before Parliament on September 21, 2023, and came into force on October, 12 2023. However, the DPF is subject to further legal challenge just as the EU-US Privacy Shield was, which could cause the legal requirements for personal data transfers from the EU to the U.S. to become uncertain once again. EU data protection authorities have and may again block the use of certain U.S.-based services that involve the transfer of personal data to the U.S. In the EU and other markets, potential new rules and restrictions on the flow of personal data across borders could increase the cost and complexity of doing business in those regions. We currently rely on the New SCCs for both intragroup and third-party data transfers from the EEA, however the cross-border data transfer landscape in the EEA is continually developing, and we are monitoring these developments. We may, in addition to other impacts, experience additional costs associated with increased compliance burdens and be required to engage in new contract negotiations with third parties that aid in processing data on our behalf or localize certain data.

Following the UK’s departure from the EU, commonly referred to as “Brexit”, the UK GDPR exists alongside the UK Data Protection Act 2018, which implements certain derogations in the UK GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will also be subject to the UK GDPR and will be required to appoint a data protection representative in the UK, provided certain exceptions are not met. While the EU GDPR and the UK GDPR remain substantially similar for the time being, the government of the UK has adopted reforms to its data privacy and cybersecurity legal framework in its Data Use and Access Act 2025, which became law on June 19, 2025 (phasing in between June 2025 and June 2026). Compliance with the EU GDPR and UK GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of developing our products or even prevent us from offering certain products in jurisdictions that we may operate in.

Because of the breadth of these laws and the narrowness of the statutory exceptions and regulatory safe harbors available under such laws, it is possible that some of our current or future business activities or those of our business partners, including certain clinical research, sales and marketing practices and the provision of certain items and services to our customers, could be subject to challenge under one or more privacy and data security laws. The heightening compliance environment and the need to build and maintain robust and secure systems to comply with different privacy compliance and/or reporting requirements in multiple jurisdictions could increase the possibility that a company may fail to comply fully with one or more of these requirements. If our operations are found to be in violation of any of the privacy or data security laws or regulations described above that are applicable to us, or any other laws that apply to us, we may be subject to penalties, including potentially significant criminal, civil and administrative penalties, damages, fines, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and/or oversight if we become subject to a consent decree or similar agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

We are conscious of the extensive and evolving regulatory frameworks in the jurisdictions in which we operate. There are changes in the regulatory landscape relating to new and emerging technologies such as artificial intelligence (AI), which we use in a limited capacities, including to assist our employees in selecting chemical compounds to evaluate, as well as office-related tasks. The EU has developed a standalone law to govern the offering and use of AI systems in the EU (AI Act), which entered into force on August 1, 2024. The AI Act imposes regulatory requirements onto AI system providers, importers, distributors, and deployers, in accordance with the level of risk involved with the AI system (“unacceptable,” “high,” “limited,” and “minimal” risk). General-purpose AI systems have also been made subject to a number of requirements under the AI Act—mostly akin to the requirements that apply to high-risk AI systems. The AI Act will become enforceable in a gradual manner—depending on the regulatory requirement in question, and ranging anywhere from six to 36 months following adoption and entry into force of the AI Act. Non-compliance with the AI Act may be subject to regulatory fines of up to 7% of annual worldwide turnover or €35 million. We are actively assessing the scope of application, impact, and risk of these developments in the EU and the UK on our business and will continue to assess this moving forward. In November 2025, the European Commission proposed a Digital Omnibus package (Digital Omnibus), which would make targeted amendments to several existing EU digital laws, including the AI Act, the EU GDPR, the NIS 2 Directive, the EU’s Data Act (EU Data Act), and other related frameworks, with the stated aim of simplifying and streamlining aspects of the EU digital regulatory landscape. Although the proposal is intended to reduce administrative burden, any amendments to these frameworks may require us to reassess certain compliance positions and adjust technical or legal practices accordingly, which could affect our operations in the EU. The European Health Data Space (EHDS) Regulation entered into force on March 26, 2025, and introduces stricter requirements for the collection, processing, and sharing of electronic health data across the EU. The phased implementation of the EHDS Regulation runs until March 2034, with requirements that may significantly impact our ability to conduct clinical trials, particularly those relying on real-world data, patient registries, or cross-border research collaborations. The EU Data Act is, at this stage, primarily a forward-looking regulatory consideration rather than a current material risk to our business. The EU Data Act has applied since

September 12, 2025, and establishes new requirements concerning access to, use of and sharing of data generated by connected products and related services, as well as certain business-to-business and business-to-government data sharing arrangements. While our current core business is not the primary focus of the regime, the EU Data Act may become relevant to our operations as our research and development activities evolve, particularly if we decide to develop connected medical or health devices in the future. Any such expansion could require us to adapt our data governance, operational processes and contractual arrangements, which may increase compliance costs and administrative complexity. We are actively assessing the potential application and impact of the EU Data Act on our business but currently view it as a forward-looking consideration. The proposed European Health Data Space (EHDS) Regulation introduces stricter requirements for the collection, processing, and sharing of electronic health data across the EU. If enacted, EHDS may significantly impact our ability to conduct clinical trials, particularly those relying on real-world data, patient registries, or cross-border research collaborations. Additionally, the EU Data Act introduces new obligations regarding the access, sharing, and use of data generated by connected devices, digital platforms, and business-to-business and business-to-government data exchanges. As we conduct clinical trials and utilize digital health technologies and real-world data for research and development, compliance with the EU Data Act may introduce significant regulatory and operational challenges. Non-compliance with any of these regulations may result in fines, operational disruptions or reputational harm, and could impact our financial performance. We are actively assessing the scope of application, impact, and risk of these developments in the EU on our business and will continue to assess this moving forward.

Competition

The pharmaceutical and biotechnology industry is very competitive, and the development and commercialization of new drugs is influenced by rapid technological developments and innovation. We face competition from several companies developing and commercializing products that will be competitive with our drug candidates, including large pharmaceutical and smaller biotechnology companies. Additionally, new entrants may potentially enter the market. Potential competitors include GlaxoSmithKline plc, Enanta Pharmaceuticals, Inc., Arbutus Biopharma Corporation, Vir Bio, Mirum Pharmaceuticals, Huahui Health, Aligos Therapeutics, Innovative Molecules and AiCuris Anti-infective Cures AG (Asahi Kasei, following its pending acquisition of AiCuris), among others. Additionally, we may face competition from currently available HBV treatments. Some of the competitive development programs from these companies may be based on scientific approaches that are similar to our approach, and others may be based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization of products similar to ours or that otherwise target indications that we are pursuing.

Manufacturing

We currently rely on third-party manufacturers to supply the quantities of our investigational product candidates used in our clinical and nonclinical studies. We currently have no plans to establish any manufacturing facilities for our product candidates.

Human Capital Management

As of December 31, 2025, we had 73 total employees and contracts with a number of temporary contractors, consultants and CROs. The majority of our employees work out of our facility in South San Francisco, California. We also have a small number of remote employees spread across the United States and one remote employee in the UK.

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

We compete with both large and small companies in our industry for a limited number of qualified applicants to fill highly specialized needs. We generally target our base salaries and annual performance-based cash bonuses at the 50th percentile of our peers and our long-term equity incentive compensation, which all employees receive, between the 50th and 75th percentiles of our peers. In certain circumstances, we offer compensation above these levels, based on a candidate’s experience, criticality, amount of responsibility and either individual or Company-wide performance. We routinely review our employees’ base salaries to ensure they remain market competitive. Both annual performance-based cash bonus targets and long-term equity compensation increase based on employees’ levels of responsibility. We also offer comprehensive benefits packages to all of our employees, including: 100% Company-covered medical, dental and vision coverage for employees and their families; a 401k program with a Company match; a comprehensive employee assistance program, an employee stock purchase plan; and paid family leave. Our benefits packages also include paid time-off benefits, flexible spending plans, commuter benefits and life and long-term care benefits.

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

Corporate Information

Our principal executive office is at Two Tower Place, 7th Floor, South San Francisco, California 94080. Our telephone number is (833) 509-4583.

Available Information

Our website address is www.assemblybio.com. We routinely post, or have posted, important information for investors on our website in the “Investors” section. We use this website as a means of disclosing material information in compliance with our disclosure obligations under Regulation FD. Accordingly, investors should monitor the “Investors” section of our website, in addition to following our press releases, SEC filings, presentations and webcasts. We make available free of charge through our website our press releases, Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after electronically filed with or furnished to the SEC.

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

We and our collaborators are not permitted to market or promote any products in the United States, Europe, China or other countries before we receive regulatory approval from the FDA or comparable foreign regulatory authorities, and we may never receive such regulatory approval for our current product candidates. We have not submitted an NDA to the FDA or comparable applications to other regulatory authorities and do not expect to be in a position to do so in the near future.

All our product candidates are in clinical development or in varying stages of nonclinical development. Data supporting our clinical development programs are derived from nonclinical data that support our early stage clinical programs, which will determine whether larger, pivotal studies are appropriate. These pivotal studies are necessary to support regulatory approval, and it may be years before these studies are completed, if ever.

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

We do not have any approved products, and we have a history of losses. We expect to continue to incur substantial operating and capital expenditures to advance our current product candidates through clinical development, continue research and discovery efforts to identify potential additional product candidates and seek regulatory approvals for our current and future product candidates. All operations and capital expenditures will be funded from cash on hand, securities offerings, debt financings and payments we may receive from out-licenses, collaborations or other strategic arrangements. Adverse geopolitical and macroeconomic developments, such as potential worsening global economic conditions or economic downturn, ongoing military conflicts, related sanctions, actual and anticipated changes in interest rates, economic inflation and the responses by central banking authorities to control such inflation, and tariffs or the imposition and enforceability of tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof including uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated, could affect our ability to access capital as and when needed.

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

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. In December 2024, Gilead purchased additional shares of our common stock at a premium pursuant to the terms of the common stock purchase agreement, and we amended the Gilead Collaboration Agreement in connection with an updated development plan for 6250. In August 2025, Gilead purchased additional shares of our common stock and warrants to purchase additional shares of our common stock. In December 2025, Gilead exercised its option and took an exclusive license to our HPI program, and in March 2026, Gilead declined to exercise its option to license 4334 or defer its option until completion of Phase 2 studies. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

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
•
We will be heavily dependent on Gilead for further development and commercialization of the investigational products from the programs that it opts into, including our HPI program, and transition of these programs to Gilead could delay these programs' clinical and approval timelines.
•
We may not be successful in this collaboration due to various other factors, including our ability to demonstrate proof of concept in one or more clinical studies so that Gilead will exercise its option to these programs. In addition, even if we demonstrate clinical proof of concept of a candidate, Gilead may choose not to exercise its option.
•
Gilead has the right to designate (and has designated) two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owns approximately 28% of our outstanding common stock. Gilead also has the right to acquire additional shares in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
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

The results of nonclinical studies may not be representative of the product candidates' behavior in a clinical setting and may not be predictive of the outcomes of our clinical studies. In addition, the results of early clinical studies of product candidates may not be predictive of the results of later-stage clinical studies.

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
•
insufficient quantities of qualified materials made using cGMP for use in clinical studies due to manufacturing challenges, delays or interruptions in the supply chain;
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
•
problems with the integrity of data collected in the study;
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

We do not have sufficient facilities or resources to conduct all our anticipated nonclinical and clinical studies internally. As a result, we contract with CROs to conduct a significant portion of the nonclinical and clinical studies required for regulatory approval for our product candidates. Our reliance on CROs reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical studies, CGPs, even if the study is conducted by a CRO. In the event CROs fail to perform their duties in such a fashion or we are unable to retain or continue with CROs on acceptable terms, we may be unable to complete our clinical studies and may fail to obtain regulatory approval for our product candidates.

In addition, these CROs may also have relationships with other entities, some of which may be our competitors. CRO personnel are not our employees, and except for remedies available to us under our agreements with such third parties, we cannot control whether they devote sufficient time and resources to our clinical and nonclinical studies. If these CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols, regulatory requirements, including GCPs, or for other reasons, our research, nonclinical or clinical studies may be extended, delayed or terminated and we may not be able to obtain, or may be delayed in obtaining, regulatory approvals for our product candidates, any of which could materially harm our business, prospects, financial condition and results of operations.

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the conflicts in the Middle East, including the recent hostilities involving Iran, and in Venezuela, tensions between China and Taiwan, as well as trade tension and/or the imposition and enforceability of tariffs (including tariffs that have been or may be in the future imposed by the United States and other countries and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated), other wars, acts of terrorism, natural disasters or outbreaks of disease;
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

The ongoing shutdown of the U.S. Department of Homeland Security (DHS) could prevent the U.S. Customs and Border Protection (CBP) from performing normal business functions on which the operation of our business relies, which could negatively impact our business.

The ongoing DHS shutdown has resulted in agencies, such as CBP, have been deemed “essential” and are continuing to operate. Disruptions at the CBP and other agencies, including furloughs and reductions in workforce, are subject to the political process, which is inherently unpredictable.

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
•
Any third-party manufacturers with whom we contract might be unable to manufacture or obtain from other third parties the active pharmaceutical ingredient needed to manufacture the finished dosage form of our product candidates.
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

The clinical and commercial success of our potential products will depend in part on the public and clinical communities’ acceptance of novel classes of product candidates. Moreover, our success depends upon physicians prescribing, and their patients being willing to receive, treatments that involve the use of our product candidates we may develop in lieu of, or in addition to, existing treatments with which they are already familiar and for which more clinical data may be available. Adverse events (AEs) in our nonclinical or clinical studies or those of our competitors or of academic researchers utilizing the same MOA as our product candidates, even if not ultimately attributable to our product candidates, and any resulting publicity could result in increased governmental regulation, larger, more complex, or an increased number of clinical trial requirements, unfavorable public perception, potential regulatory delays in the testing or approval of our product candidates, stricter labeling requirements for our product candidates that are approved, if any, and a decrease in demand for any such products.

Significant disruptions of information technology systems or breaches of data security, including cybersecurity incidents, could materially and adversely affect our business, results of operations and financial condition.

We collect and maintain information in digital form and are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including trade secrets, other proprietary business information and confidential personal data. We rely on information technology systems that we or our third-party providers operate to process, transmit and store electronic information and otherwise to conduct our day-to-day operations (including confidential business, personal and patient health information in connection with our preclinical and clinical studies and our employees), which information technology systems may become subject to cyberattacks and other security breaches, and system outages. The information technology systems and infrastructure of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are also vulnerable to such incidents.

The risk of a cybersecurity incident or security breach or disruption, particularly through cyberattacks or cyber intrusion, has escalated as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased, become increasingly difficult to detect and could be enhanced or facilitated by artificial intelligence. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches. A successful cyberattack could cause serious negative consequences for us, including, without limitation, the disruption of operations, the theft, misappropriation, destruction or other compromises of confidential or proprietary information (including financial information, corporate strategic plans, trade secrets and other intellectual property and data), improper access to, use or disclosure of personal and patient health information, other misappropriation of assets, and financial loss. Although we devote resources to protect our information systems, we realize that cyberattacks remain a threat, and there can be no assurance that our efforts (or those of our employees, contractors, consultants and the third-party providers on which we rely) will prevent security breaches that would result in business, legal, financial or reputational harm to us, or would have a material adverse effect on our results of operations and financial condition. In addition, although we carry cyber insurance, in the event of a material security incident, such coverage may not be sufficient to cover all losses. Any failure to prevent or mitigate security breaches or improper access to, use of, or disclosure of our clinical data or patients’ personal data could result in significant liability under various U.S. state and federal laws and regulations and laws of foreign jurisdictions regarding data privacy and security (or require notification to governmental agencies, the media or individuals pursuant to such laws) and may cause a material adverse impact to our reputation, affect our ability to use collected data, conduct new studies and potentially disrupt our business.

Our internal computer systems, or those of our third-party CROs or other contractors or consultants, may fail or suffer other disruptions, which could result in a material disruption of our current or future product candidates’ development programs. Despite the implementation of security, business continuity and back-up measures, in addition to cyberattacks and security incidents described above, our internal computer systems and those of our third-party CROs and other contractors and consultants are vulnerable to damage from natural disasters, terrorism, war and telecommunication and electrical failures. While we have not experienced any such system failure, or accident to date, if such an event were to occur and cause interruptions in our operations (or those of our business partners or other third parties on which we rely), it could result in a material disruption of our programs. For example, any loss of clinical study data from completed or ongoing or planned clinical studies could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any such disruption results in a loss of or damage to our data or applications, other data or applications relating to our technology or current or future product candidates, or inappropriate disclosure of confidential or proprietary information, we could incur liabilities and the further development of our current or future product candidates could be delayed.

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

We and our third-party partners and service providers are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security, and compliance with such laws, regulations, policies and contractual obligations could result in additional costs and liabilities to us and failure to comply could adversely affect our business, financial condition, results of operations and prospects.

We maintain and process certain confidential, sensitive, or personal information in the operation of our business, and rely on certain third-party vendors to process confidential, sensitive or personal information on our behalf, including in the conduct of our clinical trials. We and our third party partners and service providers, including our CROs and other vendors and contractors, are subject to data privacy and security laws and regulations that govern the collection, transmission, storage, use, processing, destruction, retention and security of personal information, including additional laws or regulations relating to health information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and these laws may at times be conflicting. It is possible that these laws may be interpreted or applied in a manner that is inconsistent with the practices we or our third party partners maintain, and any of our efforts to comply with the evolving data protection rules may be unsuccessful. Neither we nor our third party partners can guarantee that we or they are and have been in compliance with all applicable data privacy and protection laws, rules regulations, policies and standards. We may need to devote significant resources to seek to understand and comply with this changing landscape, and it is possible that these ongoing compliance efforts may be costly and require modifications to our policies, procedures and systems over time. Failure, or perceived failure, by us or our third-party partners and service providers to comply with laws and regulations regarding privacy and security of personal information could result in penalties under such laws, such as orders requiring a change in business practices, claims for damages or other liabilities, government investigations and enforcement actions, litigation and significant costs for remediation, any of which could adversely affect our business. Even if it is determined that there was no violation of these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity. Any resulting enforcement actions against us or our third party partners could lead to the imposition of fines, criminal prosecution of employees, claims for damages by affected individuals and reputational damage and loss of goodwill. Additionally, if we and any CROs or third parties we use to conduct clinical trials, are unable to properly protect the privacy and security of personal information, including protected health information, we and they could be found to have breached our and their contracts with certain third parties.

There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, the Health Insurance Portability and Accountability Act (HIPAA), as amended by HITECH and their respective implementing regulations, establish privacy and security standards for Covered Entities and Business Associates (as defined by HIPAA) that limit the use and disclosure of individually identifiable health information, or protected health information, and require the implementation of administrative, physical and technological safeguards to protect the privacy of protected health information and ensure the confidentiality, integrity and availability of electronic protected health information. We do not believe that we are currently acting as a covered entity or business associate under HIPAA and thus are not directly subject to its requirements or penalties. However, we may obtain health information from third parties, including research institutions from which we obtain clinical trial data, that are subject to privacy and security requirements under HIPAA. Determining whether protected health information has been handled in compliance with applicable privacy standards and contractual obligations can be complex and may be subject to changing interpretation. If we or our third party partners fail to comply with applicable privacy laws, including applicable HIPAA privacy and security standards, we could face civil and criminal penalties. HHS enforcement activity can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources; the HHS also has discretion to impose penalties without attempting to first resolve violations. In addition, state attorneys general are authorized pursuant to certain federal and state laws to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. We cannot be sure how these laws and regulations will be interpreted, enforced or applied to our operations or the operations of our third party partners.

Certain U.S. state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to sensitive and personal information than international, federal, or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, in June 2018, California enacted the California Consumer Privacy Act (CCPA), which broadly defines personal information, gives California residents expanded privacy rights and protections, including the right to access and delete certain personal information, as well as the right to opt-out of certain sales of personal information, and provides for civil penalties for violations and a private right of action for data breaches. Additional states have passed privacy laws, such as the Virginia Consumer Data Protection Act and the Colorado Privacy Act, which are similar to the CCPA. Such new privacy laws add further complexity in interpreting and implementing data privacy requirements and restrictions and thus create additional potential legal risk, require additional investment in resources for compliance programs, and could impact business strategies and the availability of previously useful data. This complexity applies to data security as well. Certain other states, including California, Massachusetts and Nevada have adopted laws requiring the implementation of certain security measures to protect personal information, and all 50 states and the District of Columbia, Puerto Rico, the U.S. Virgin Islands and Guam have adopted laws including obligations to provide notification of security breaches of computer databases that contain personal information to affected individuals, state officers and others. We may also be subject to U.S. federal rules, regulations and guidance with respect to data privacy and security practices. According to the Federal Trade Commission (FTC), failing to take appropriate steps to keep consumers’ personal information secure constitutes unfair acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, 15 U.S.C § 45(a). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. These federal and state laws regarding data privacy and security may differ from one another, and the interplay between them may be subject to varying interpretations by courts and government agencies, increasing our costs of compliance and exposing us to potential legal risk.

In the European Union (EU), the processing of personal data, including personal health data, is governed by the provisions of the EU General Data Protection Regulation (EU GDPR), in addition to other applicable laws and regulations. The EU GDPR, together with national legislation, regulations and guidelines of the EU Member States governing the processing of personal data, impose strict obligations with respect to, and restrictions on, the collection, use, retention, protection, disclosure, transfer and processing of personal data. The EU GDPR also imposes strict rules on the transfer of personal data to countries outside the EU that are not deemed to have adequate protections for personal information, including the United States. The EU GDPR authorizes fines for certain violations that are in addition to any civil litigation claims by data subjects. Separately, Brexit has led and could lead to further legislative and regulatory changes and may increase our compliance costs. Data processing in the United Kingdom (UK) is governed by the UK General Data Protection Regulation (UK GDPR), creating two parallel regimes, each of which authorizes similar fines and other potentially divergent enforcement actions for certain violations. Failure to comply with the EU GDPR or the UK GDPR can result in significant fines and other liability, including, under the EU GDPR, fines of up to €20 million (or £17.5 million under the UK GDPR) or four percent (4%) of global revenue, whichever is greater.

Other jurisdictions worldwide are similarly introducing or enhancing privacy and data security laws, rules and regulations, which could increase our compliance costs and the risks associated with noncompliance. Compliance with data protection laws and regulations in the U.S. and internationally could require us to take on more onerous obligations in our contracts, restrict our ability to collect, use and disclose data, or in some cases, impact our ability to operate in certain jurisdictions. Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, CROs, collaborators, development partners or other third party partners and service providers to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could have a material adverse effect on our business, financial condition, results of operations and prospects. We cannot guarantee that we and our employees, representatives, contractors, consultants, CROs, collaborators, development partners and other third parties on whom we rely are, and will be, in compliance with all applicable international laws and regulations as they are enforced now or as such laws and regulations evolve or are interpreted.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We recognize the critical importance of developing, implementing, and maintaining robust cybersecurity measures to help maintain the security, confidentiality, integrity, and availability of our business systems and confidential information, including personal information and intellectual property. Our cybersecurity program includes systems and processes that are designed to assess, identify and manage material risks from cybersecurity threats and includes: maintenance and monitoring of information security policies aligned with global regulatory controls; user and employee awareness of cyber policies and practices; simulated phishing exercises; information systems configuration management; identity and information asset protection; infrastructure security systems; and cyber threat operations with regular monitoring and threat hunting, including system penetration tests through a third-party service provider. This program includes processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party service providers. We also maintain a cyber incident response plan designed to assist us in identifying, responding to and recovering from cybersecurity incidents. We use the findings from these and other processes to help us improve our information security practices, procedures and technologies. We also collaborate with third parties to assess the effectiveness of our cybersecurity program. These include cybersecurity assessors, consultants, and other external cybersecurity experts to assist in the identification, verification, and validation of material risks from cybersecurity threats, as well as to support associated mitigation plans when necessary.

Cybersecurity is integrated into our overall risk management systems, including our annual enterprise risk management, internal controls, business continuity and crisis management, third-party risk management, insurance risk management, and employee compliance processes. Our Cyber Incident Response Team, comprised of our Vice President, General Counsel and Corporate Secretary, our Vice President, Finance, and our Executive Director, Information Technology, consults with, or provides input to each of these programs to ensure that material risks from cybersecurity threats are appropriately assessed, identified, and managed.

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

Holders of Record

As of March 13, 2026, there were 56 stockholders of record, which excludes stockholders whose shares were held in nominee or street name by brokers.

Dividend Policy

We have never declared or paid any dividends and do not anticipate paying any dividends on our common stock in the foreseeable future.

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities in 2025.

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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets. In December 2025, pursuant to our collaboration with Gilead Sciences, Inc. (Gilead and the Gilead Collaboration), Gilead exercised its option to license our HPI program for the treatment of recurrent genital herpes, including our long-acting investigational candidates ABI-1179 (1179) and ABI-5366 (5366). For additional information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

Our Clinical Programs and Regulatory Filing-Enabling Program

2025 was a pivotal year for us, as we reported data readouts for 5366, 1179, 4334 and 6250 as follows:

•
February 2025:
o
1179 – Positive Phase 1a interim results in the Phase 1a/b study
•
June 2025:
o
4334 – Positive Phase 1b topline results
•
August 2025:
o
5366 – Positive Phase 1b interim results from the weekly dosing cohorts in the Phase 1a/b study
o
6250 – Positive Phase 1a interim results
•
December 2025:
o
1179 – Positive Phase 1b interim results in the Phase 1a/b study
o
5366 – Positive Phase 1b interim results from the monthly dosing cohorts in the Phase 1a/b study

In addition, during December 2024, we identified a development candidate, ABI-7423 (7423), in our broad-spectrum NNPI program targeting transplant-associated herpesviruses. 7423 is a prodrug, and in October 2025, we transitioned our development from 7423 to 7272, its parent molecule. 7272 is currently in regulatory filing enabling studies.

Recurrent Genital Herpes/HSV-1 and HSV-2

Genital herpes can be caused by either herpes simplex virus type 1 (HSV-1) or herpes simplex virus type 2 (HSV-2). HSV-1 and HSV-2 are acquired by oral or genital contact either during symptomatic or asymptomatic reactivation of the virus. Both viruses replicate in neurons, where they can remain latent for the rest of the individual’s life and periodically reactivate, with the virus spreading, replicating and causing disease in epithelial tissues. Initial infection can be asymptomatic or can be marked by serious symptoms, including painful skin lesions, swelling of lymph nodes and urinary problems that can persist for two to three weeks. While genital herpes can be caused by either HSV-1 or

HSV-2, recurrences are more likely to be experienced by individuals infected by HSV-2. Genital herpes recurrence can cause painful genital lesions that can lead to increased transmission and debilitate individuals, and symptoms may become more serious with additional episodes. Additional complications include increased risk of HIV infection, as 30% of HIV infections acquired through sexual transmission are attributable to HSV-2 infection. In addition, people with recurrent genital herpes often experience associated psychosocial impacts, including anxiety, concerns about transmission, depression and social stigma. Immunocompromised individuals may experience more severe and prolonged symptoms due to increased recurrence rates.

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

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year, impacting over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, no new drugs have been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and began the clinical development of a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the U.S. Food and Drug Administration's (FDA) Good Laboratory Practice (GLP) toxicology studies. In addition, we began development of a second novel, potent, long-acting HPI for genital herpes, 1179, which was in-licensed to us as part of our collaboration with Gilead. As Gilead has exercised its option to exclusively license our HPI program, including 5366 and 1179, development will be in Gilead’s sole control following completion of the Phase 1a/b studies of 5366 and 1179, which we are managing until they are complete. For additional information regarding the option exercise, see “Collaboration and License Agreements—Gilead Sciences, Inc.—Option Exercise.”

During the first quarter of 2024, we filed a Clinical Trial Application (CTA) to support initiation of a Phase 1a/b clinical study for 5366, which was approved in April 2024.

We reported interim data from the Phase 1b portion of the 5366 study in August 2025, focused on two different oral doses of 5366 administered on a once-weekly basis. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 94% reduction compared to placebo (p<0.01) over the 29-day evaluation period in the cohort evaluating a 350 mg weekly dose. This reduction exceeded our target for the study of an 80-85% reduction in the rate of HSV-2 shedding. For a secondary clinical endpoint of genital lesion rate, a 94% reduction compared to placebo (p<0.01) was observed with the 350 mg weekly dose. The rate of genital swabs with high viral load (i.e., >104copies/mL HSV DNA), a potential surrogate for HSV-2 transmission and a secondary endpoint, was reduced by 98% compared to placebo (p<0.05) in this cohort.

We reported additional interim data from the Phase 1b portion of the 5366 study in December 2025, which included data from a monthly oral dosing regimen. In the 5366 monthly dose cohort, potent antiviral activity was observed, with a 76% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period. The majority of positive swabs (89%) were collected in the last two weeks of the evaluation period when drug levels were declining. We observed an 88% reduction in virologically confirmed genital lesion rate (p=0.01), along with an 81% reduction in the number of samples with high viral load (p<0.01) compared to placebo in the monthly dose cohort.

Across the two weekly oral dose cohorts and the monthly oral dose cohort of the Phase 1b study, 5366 demonstrated a pharmacokinetic (PK) profile that continues to support once-weekly and potentially once-monthly dosing.

5366 was observed to be well-tolerated at all dose levels tested in the Phase 1b portion of the study. The two weekly oral cohorts are complete and unblinded safety data has been reported; the oral monthly cohort is ongoing and safety data remains blinded. Across all cohorts, the proportion of participants reporting treatment-emergent AEs was similar between 5366 and placebo recipients, and all were Grade 1 or Grade 2. One Grade 3 AE was reported, hypertriglyceridemia, in a participant with relevant medical history who had Grade 4 elevated triglycerides pre-dose on Day 1. This AE resulted in study discontinuation but was not considered treatment related. The proportion of participants reporting treatment-emergent lab abnormalities was similar in 5366 and placebo recipients with the majority being Grade 1 or Grade 2. In the unblinded weekly oral dose cohorts: there were three participants with treatment-emergent Grade 3 lab abnormalities, all of which are considered unrelated to assigned treatment; one participant with exercise-associated elevation in creatine kinase (150/30 mg QW); one participant with an elevation of cholesterol in the follow up period, which participant had a Grade 2 elevation at baseline (350 gm QW); and one participant, who was dosed with placebo, with decreased neutrophils. There did not appear to be a dose-response relationship in either the frequency or severity of the treatment-emergent AEs or lab abnormalities. No serious AEs have been reported to date.

All participants in the Phase 1b portion of the 5366 study have completed dosing and follow up. The observed PK profile continues to support once-weekly dosing and the potential for once-monthly oral dosing regimens. Additionally, all chronic toxicology studies have been completed. With these data, 5366 is ready to move into a Phase 2 clinical study.

A late-breaking oral presentation of the interim 5366 Phase 1b data reported in August 2025 was presented at the 38th Congress of the International Union Against Sexually Transmitted Infections – Europe, which took place in October 2025 in Athens, Greece. The 5366 data reported in August and December 2025 will be presented at the Congress of the European Society of Clinical Microbiology and Infectious Diseases (ESCMID) taking place in Munich, Germany in April 2026.

In addition to 5366, we have also begun the clinical development of 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration. We submitted the CTA for the study in September 2024, which was approved in October 2024.

We reported interim data from two oral weekly dose cohorts in the Phase 1b portion of the 1179 study in December 2025. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 98% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period in the 50 mg weekly dose cohort. This reduction exceeded our target for the study of an 80-85% reduction in HSV-2 shedding rate. Further, data revealed a 91% reduction in virologically confirmed lesion rate compared to placebo (p<0.01) with the 50 mg weekly dose. There was also a >99% reduction in the number of samples with high viral load, a potential surrogate for HSV-2 transmission and a secondary endpoint.

Across both oral weekly dose cohorts, 1179 demonstrated a PK profile that continues to support once-weekly dosing. 1179 was observed to be well-tolerated at both doses. Overall, the proportion of participants reporting treatment-emergent AEs was similar between 1179 and placebo recipients. Of the treatment-emergent AEs reported, the majority were Grade 1 or Grade 2. The most common AEs were upper respiratory tract infection and headache. There have been no serious AEs reported to date. One Grade 3 AE of migraine was reported in a participant enrolled in the 20 mg/placebo cohort.

All participants in the Phase 1b portion of the 1179 study have completed dosing and follow up. With these data, 1179 can move directly into Phase 2 enabling studies for a once-weekly treatment regimen, subject to the completion of chronic toxicology studies, which are underway. The completion of the Phase 1b studies of both 5366 and 1179 constitute an option triggering point under the terms of the Gilead Collaboration Agreement, as defined below under "Collaboration and License Agreement — Gilead Sciences, Inc." The 1179 data reported in December 2025 will be presented at ESCMID in April 2026.

In December 2025, Gilead exercised its option early to license our HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. We expect to receive Gilead’s development plan and budget for the HPI program and make our decision regarding the Profit-Share (as defined below) by mid-2026. We anticipate Gilead will initiate a Phase 2 clinical study for the HPI program in 2026. For more information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in European Union (EU), Australia and Canada. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in the EU, Australia and Canada, a large, complex peptide inhibitor that requires daily injections, bulevirtide. There are no approved HDV treatments in the United States. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide blocker of NTCP, is the only approved therapy for HDV. 6250 has the same clinically-validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma. In nonclinical studies in non-human primates, clinically-relevant doses of 6250 elevated bile acids to levels similar to those seen in humans with bulevirtide.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

A Phase 1a clinical study of 6250 was initiated in the fourth quarter of 2024, and in August 2025, we announced interim PK, biomarker and safety data from single-ascending and multiple-ascending doses cohorts in healthy participants. Across the cohorts evaluated to date, a mean half-life of approximately four days was observed for 6250 when dosed orally, supporting the once-daily oral dosing profile target. Given this half-life, accumulation was observed in the multiple-dose cohorts with exposures on the last day of dosing generally reaching six- to seven-fold higher than the exposure seen after the first dose.

Dose-dependent elevations of total serum bile acids (TBAs) were observed for both the 5 mg and 25 mg single-dose cohorts, indicative of NTCP target engagement. In the highest single-dose cohort of 25 mg, coproporphyrin I (CP-1), a biomarker for off-target engagement of the organic anion transporters, OATP1B1 and/or OATP1B3, was also elevated. CP-1 elevation was not noted at the other doses.

Given the predicted 6250 accumulation driven by the long half-life and the observed elevations of TBAs for the single-dose cohorts, doses at and below 1 mg daily were selected for the multiple-dose cohorts to characterize the lower end of the dose-response curve. Elevation of TBAs was observed for both the 0.2 mg and 1 mg daily multiple-dose cohorts, consistent with the respective 6250 exposures. Minimal TBA elevation was observed in the 0.05 mg daily multiple-dose cohort.

Treatment-emergent AEs and laboratory abnormalities were all Grade 1 or 2 in severity with the majority being Grade 1. There were no serious AEs in any dose cohort. No protocol defined stopping criteria were met. There were no clinically significant electrocardiogram abnormalities or patterns of AEs noted.

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

We have completed enrollment and the follow-up period in the Phase 1a study, as well as the chronic toxicology studies to enable longer term dosing and we are preparing for Phase 2 clinical studies, with Phase 2 initiation expected in the fourth quarter of 2026.

6250 Phase 1a data will be presented at the European Association for the Study of the Liver (EASL) Congress taking place in Barcelona, Spain in May 2026.

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

As a next-generation CAM, 4334 was optimized to potently disrupt viral replication (MOA #1) and prevent the establishment and replenishment of new cccDNA (MOA #2). In contrast, while active against MOA #1, first-generation CAMs have not demonstrated adequate potency to sufficiently block MOA #2. Further, the current standard of care, NrtIs, impacts the viral life cycle after establishment of cccDNA and can only inhibit production of new viral particles, and it does so incompletely. The chemical scaffold of 4334 is novel and distinct from all our prior CAM candidates.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024, and topline clinical results including a subsequent 400 mg cohort in June 2025. In both the 150 mg and 400 mg cohorts, 4334 continued to show a half-life supportive of once-daily oral dosing. In addition, results for both cohorts indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. Mean declines in HBV DNA of 2.9 log10 IU/mL and 3.2 log10 IU/mL were observed over 28 days in a population of predominately HBeAg negative participants receiving 150 mg and 400 mg, respectively. Among the subset of participants with detectable HBV RNA at baseline, mean declines of 2.5 log10 U/mL and 2.3 log10 U/mL were observed over 28 days in the participants receiving 150 mg and 400 mg, respectively. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These antiviral data are consistent with the high potency seen preclinically for 4334. The safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. The 400 mg cohort was the final cohort for this Phase 1b study and final data was presented at the American Association for the Study of Liver Disease, The Liver Meeting® in November 2025. The completion of the Phase 1b study of 4334 constitutes an option triggering point under the terms of the Gilead Collaboration Agreement, as defined below under "Collaboration and License Agreement — Gilead Sciences, Inc."

In March 2026, Gilead declined to either exercise its option to license 4334 or defer its option until completion of Phase 2 studies. As a result, the Company retains full control of 4334, including the right to evaluate partnering opportunities for 4334 outside of the Gilead Collaboration. We are actively evaluating partnering opportunities for 4334 and have initiated a structured process to find potential partners. We do not plan to advance 4334 further without a partner.

Transplant-Associated Herpesviruses

In a transplant setting, when patients are experiencing immunosuppression, they are at high risk of uncontrolled viral replication and severe disease brought on by one or more herpesviruses, including cytomegalovirus (CMV), HSV-1, HSV-2, varicella zoster virus (VZV) and Epstein-Barr virus (EBV). Each of these herpesviruses are highly prevalent, as approximately (1) 60% of transplant patients are CMV-positive; (2) 60% of transplant patients are HSV-positive; (3) 80% of transplant patients are VZV-positive and (4) 45% of transplant patients are EBV-positive. These viruses establish lifelong latent infections and frequently reactivate in transplant patients due to the use of immunosuppressive drugs following transplantation. These uncontrolled herpesvirus infections increase the risk of severe disease and serious complications, including organ rejection, graft loss and death, and impacted approximately 95,000 people receiving transplants in 2021 in the United States and Europe.

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

In December 2024, we nominated 7423, a prodrug, as our development candidate to undergo regulatory filing-enabling studies. In October 2025, we transitioned our discovery and development from 7423 to its parent molecule, 7272, which is currently in regulatory filing-enabling nonclinical studies.

Research Programs

In addition to our investigational therapy programs that have nominated development candidates and have advanced into clinical studies or regulatory-filing enabling studies, our research team continues to actively focus on proprietary research to discover and nominate novel antivirals to treat serious viral diseases.

Collaboration and License Agreement

Gilead Sciences, Inc.

In October 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs, and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or, upon payment of a deferral fee and completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us. In December 2024, we and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable and the fees payable to us under the terms of the Gilead Collaboration Agreement due to an agreed upon development plan for 6250. To facilitate this development plan, (1) we received a payment of $10.0 million from Gilead and (2) the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead. This credit was applied toward Gilead’s opt-in fee paid for the HPI program in December 2025.

If Gilead exercises its opt-in right to any current or future program under the collaboration, we are eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, we may opt-in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless we later opt out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, we are primarily responsible for all discovery, research and development on both our programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development and commercialization on any optioned programs, and is responsible for all related costs unless we opt in to share 40% of all costs and profits in the United States. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh anniversaries of the collaboration.

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

Gilead also participated in a financing transaction in August 2025 on the same terms as the new investors. We and Gilead entered into a Securities Purchase Agreement for the issuance and sale, in a private placement, of 2,295,920 shares of our common stock at a combined purchase price of $19.60 per shares and accompanying one-half of one Class A Warrant and one-half of one Class B Warrant (collectively, the August 2025 Private Placement). The common stock, the Class A Warrant and the Class B Warrant were sold to Gilead pursuant to the terms of the Investor Rights Agreement. The Class A Warrant and the Class B Warrant each provide for the right to purchase up to 1,147,960 shares of our common stock. The Class A Warrant has an exercise price of $21.60 per share, became immediately exercisable on the date of issuance and will expire on or prior to the earlier of (a) August 11, 2030 (five years from the date of issuance) and (b) the date that is 30 days after the public announcement that we have completed enrollment of at least 200 patients total for our Phase 2 clinical study evaluating 5366 versus valacyclovir. The Class B Warrant has an exercise price of $21.60 per share and is exercisable between November 15, 2026 and December 31, 2026. Notwithstanding the foregoing, if, prior to November 15, 2026, we publicly announce that we have received at least $75.0 million in the aggregate of non-dilutive capital in connection with a collaboration agreement, then the Class B Warrant automatically terminates in full.

In October 2025, as required under the registration rights terms of the Investor Rights Agreement, we filed a registration statement on Form S-3 (the Registration Statement) with the Securities and Exchange Commission (SEC) to register all of the shares of our common stock that have been issued and sold to Gilead, as well as all of the shares of common stock underlying the warrants that have been issued and sold to Gilead. The SEC declared the Registration Statement effective in November 2025.

Option Exercise

In December 2025, Gilead exercised its option to exclusively license our HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. This is the first program that Gilead will advance under the Gilead Collaboration.

Under the terms of the Gilead Collaboration Agreement, we received a $35 million payment in connection with Gilead’s exercise of our HPI program. The $35 million payment reflects a $45 million option fee, net of $10 million in accelerated funding that we received under the First Amendment to the Gilead Collaboration Agreement, which was creditable against future payments. Gilead received an exclusive license to 5366 and 1179 and will have the sole right and responsibility for further clinical development and commercialization of the HPI program.

We remain eligible to receive up to $330 million in regulatory and commercial milestones, as well as tiered royalties on net sales ranging from the high single-digits to low teens. We will also have the right to opt in to share 40% of all costs and profits in the United States (the Profit-Share) in lieu of receiving milestones and royalties for that program in the United States after receipt of a development plan and budget from Gilead.

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

We have generated significant losses to date, and we expect to continue to generate losses as we develop our product candidates. As of December 31, 2025, we had an accumulated deficit of $832.0 million. Because we do not generate revenue from any of our product candidates, our losses will continue as we further develop and seek regulatory approval for, and commercialize, our product candidates. Additionally, we expect our research and development expenses to increase over the coming years as we continue the development of our product candidates. As a result, our operating losses are likely to be substantial over the next several years and thereafter if none of our product candidates are approved or successfully launched. We are unable to predict the extent of any future losses or when we will become profitable, if at all.

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

For arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers accounting standard, we evaluate the term of the arrangement and recognize revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration we expect to receive in exchange for those goods or services. For contracts with customers, we apply the following five-step model, each of which requires judgment, in order to determine this amount: (1) identification of the contract(s) with a customer; (2) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (3) measurement of the transaction price, including the constraint on variable consideration; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue when (or as) we satisfy each performance obligation.

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

We entered into the First Amendment to the Gilead Collaboration Agreement in December 2024 and a letter agreement in July 2025. We determined each of these amendments to the Gilead Collaboration Agreement represent a contract modification within the scope of the revenue from contracts with customers guidance. For both contract modifications, we concluded there continues to be a single combined performance obligation consisting of a series of distinct research and development services (R&D Services), and therefore, the remaining services under the modified agreement are distinct from the R&D Services already provided. Accordingly, we accounted for each modification as a termination of the existing contract and the creation of a new contract and are recognizing the revenue prospectively by reassessing the transaction price and allocating it to the remaining R&D Services. We estimated the SSP of extension fees and opt-in rights pursuant to the modified Gilead Collaboration Agreement using significant estimates, including forecasted revenues and costs, development timelines, discount rates, and probabilities of technical and regulatory success. For both modifications, we concluded none of the options in the contract were performance obligations as they were contingent upon option exercise, were capable of being distinct from the R&D Services and were not offered at a discount to their SSP.

In December 2025, Gilead exercised its option to exclusively license our HPI program, which we determined was a new contract under the contracts with customers accounting standard as it was deemed an exercise of a marketing offer made pursuant to the original terms of the Gilead Collaboration Agreement and First Amendment. We determined the exclusive license granted to Gilead for the HPI program represents a distinct performance obligation because Gilead can benefit from the license together with readily available resources and its ability to sublicense the rights. The $35.0 million opt-in fee is included in the fixed transaction price. Variable consideration related to regulatory and commercial milestone payments, royalties and cost reimbursements are constrained because such amounts are highly susceptible to factors outside our influence.

We recognize revenue from R&D Services under the Gilead Collaboration Agreement over time using a cost-based input method, which continues to be appropriate following subsequent contract modifications of the Gilead Collaboration Agreement. We recognize revenue from exclusive licenses to our programs under the Gilead Collaboration Agreement at a point in time upon transfer of the license, when Gilead obtains the ability to use and benefit from the license.

Revenue related to certain performance obligations that are satisfied over time could be materially impacted as a result of changes in the estimated total research effort required to satisfy those obligations. In addition, amounts of variable consideration (including regulatory and commercial milestones) are included in the transaction price to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. The effect of any change made to an estimated input component or variable consideration and, therefore revenue recognized, would be recorded as a change in estimate. Such changes in estimate could have a material impact on the revenue recognized in a future period. We regularly review our expectations of the extent of progress, including whether any variable consideration was no longer constrained, and, if any changes in estimates were made, we recognized revenue using the cumulative catch-up method.

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

We base our expenses related to clinical studies on our estimates of the services received and efforts expended pursuant to contracts with multiple research institutions and CROs that conduct and manage clinical studies on our behalf. The financial terms of these agreements are subject to negotiation, vary from contract to contract and may result in uneven payment flows and expense recognition. Payments under some of these contracts depend on factors such as the successful enrollment of patients and the completion of clinical trial milestones. In either amortizing or accruing service fees, we estimate the time period over which services will be performed and the level of effort to be expended in each period. If the actual timing of the performance of services or the level of effort varies from our estimate, we adjust the related prepayment or accrual accordingly. Our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in our reporting changes in estimates in any particular period. Adjustments to prior period estimates have not been material for the years ended December 31, 2025 and 2024.

Results of Operations

Comparison of the Years Ended December 31, 2025 and 2024

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Collaboration revenue from a related party	$72,303	$28,520	$43,783	154%

Collaboration revenue was $72.3 million for the year ended December 31, 2025 compared to $28.5 million for the year ended December 31, 2024. The $43.8 million increase was primarily driven by the recognition of $35.0 million of revenue associated with the exclusive license granted and transferred to Gilead for the HPI program in December 2025. The increase also reflects the additional $10.0 million payment we received in December 2024 under the First Amendment to the Gilead Collaboration Agreement, which was largely recognized in 2025.

Research and Development Expenses

Research and development expenses consist primarily of employee-related expenses, fees paid to CROs and CMOs, lab supplies and other third-party expenses that support our research and discovery, nonclinical and clinical activities. External program costs represent a significant portion of our research and development expenses, which we track by product candidate once it has been nominated. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Year Ended December 31,			$ Change	% Change
	2025	2024		2025 vs. 2024	2025 vs. 2024
External program expenses:
5366	$9,353	$6,215		$3,138	50%
1179	8,119	4,239		3,880	92%
6250	5,780	6,396		(616)	(10%)
4334	890	2,646		(1,756)	(66%)
7272 (1)	2,300	—		2,300	100%
Research and discovery	8,161	8,985		(824)	(9%)
VBR	—	(43)	(2)	43	(100%)
Total external program expenses	34,603	28,438		6,165	22%
Employee and contractor-related expenses	26,729	23,819		2,910	12%
Facility and other expenses	3,481	3,676		(195)	(5%)
Total research and development expenses	$64,813	$55,933		$8,880	16%
(1)
In October 2025, we transitioned our discovery and development from 7423 to its parent molecule, 7272, which is currently in regulatory filing-enabling preclinical studies.
(2)
Reflects net amounts refundable to us after final reconciliation of costs for the clinical trial conducted pursuant to the Clinical Trial Collaboration Agreement with Arbutus Biopharma Corporation, which was terminated in February 2023. We received the refund in 2025.

Research and development expenses were $64.8 million for the year ended December 31, 2025, compared to $55.9 million for the year ended December 31, 2024. The $8.9 million increase was primarily driven by higher external program expenses as we advanced our pipeline. Most notably, our HPI program incurred additional costs as both the 1179 and 5366 Phase 1a/b studies were underway during 2025, with more participants enrolled than in 2024. Employee and contractor-related expenses also increased, reflecting $2.1 million in increased compensation costs driven by annual salary increases and larger bonuses due to strong performance against our 2025 corporate objectives. The increase additionally reflects $1.1 million of higher stock-based compensation expense associated with performance stock units (PSUs) granted in 2025. These increases were partially offset by decreases in external program expenses from the completion of our 4334 Phase 1b study in mid-2025.

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

The following table summarizes the period-over-period change in our general and administrative expenses (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
General and administrative expenses	$19,608	$18,007	$1,601	9%

General and administrative expenses were $19.6 million for the year ended December 31, 2025, compared to $18.0 million for the year ended December 31, 2024. The $1.6 million increase was primarily driven by $1.2 million of higher professional fees related to patent filings as well as an increase of $0.5 million in stock-based compensation expense associated with PSUs granted in 2025.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Interest and other income, net	$5,996	$5,573	$423	8%

Interest and other income, net was $6.0 million for the year ended December 31, 2025, compared to $5.6 million for the year ended December 31, 2024. The $0.4 million increase was primarily driven by a larger investment portfolio balance following our financing transaction in August 2025.

Income Tax Expense

The following table summarizes the period-over-period changes in our income tax expense (in thousands, except for percentages):

	Year Ended December 31,		$ Change	% Change
	2025	2024	2025 vs. 2024	2025 vs. 2024
Income tax expense	$—	$330	$(330)	(100%)

There was no income tax expense for the year ended December 31, 2025. Income tax expense was $0.3 million for the year ended December 31, 2024 due to taxable income incurred from the upfront payments received under the Gilead Collaboration in 2023.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through December 31, 2025 principally through equity financings, raising an aggregate of $821.8 million in net proceeds, and strategic collaborations, raising an aggregate of $236.2 million.

Funding Requirements

We expect our future operating expenses to increase over the coming years as we continue to expand our pipeline and advance our candidates. We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

As of December 31, 2025, we held cash, cash equivalents and marketable securities of $248.1 million. Based on our current operating plan, we believe we have sufficient funds to meet our operating requirements into 2028. We have based our estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

Our contractual obligations include operating lease obligations totaling $3.2 million as of December 31, 2025, of which $0.8 million are short-term. We also enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for nonclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice.

Our future capital requirements will depend on many factors, including:

•
our ability to realize future potential benefits pursuant to the Gilead Collaboration and maintain the collaboration;
•
the future development costs we would incur if we elect to participate in the Profit-Share for programs advanced by Gilead under the Gilead Collaboration;
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

Cash Flows

The following table summarizes our cash flows for the periods presented (in thousands):

	Year Ended December 31,
	2025	2024
Net cash used in operating activities	$(41,093)	$(51,117)
Net cash (used in) provided by investing activities	(113,468)	40,171
Net cash provided by financing activities	174,667	29,449
Net increase in cash and cash equivalents	$20,106	$18,503

Operating Activities

Net cash used in operating activities was $41.1 million for the year ended December 31, 2025, compared to $51.1 million for the same period in 2024. The decrease was primarily due to $25.2 million more cash received under the Gilead Collaboration Agreement in 2025 compared to 2024, partially offset by higher operating expenses in 2025 from the advancement of our clinical pipeline, most notably due to costs incurred for our HPI program.

Investing Activities

Net cash used in investing activities was $113.5 million for the year ended December 31, 2025, compared to net cash provided by investing activities of $40.2 million for the same period in 2024. The change was primarily due to our purchases of marketable securities following our financing in August 2025, as we invested the proceeds from those offerings.

Financing Activities

Net cash provided by financing activities was $174.7 million for the year ended December 31, 2025, compared to $29.4 million for the same period in 2024. The increase was due to larger net proceeds of $166.4 million from our financing in August 2025 and the subsequent exercise of warrants issued in that transaction, totaling $5.5 million, compared to the $27.3 million net proceeds received from our June and December 2024 financings.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), that is designed to provide reasonable assurance that information, which is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of fiscal year ending December 31, 2025, we carried out an evaluation, under the supervision, and with the participation of, our management, including our Chief Executive Officer and President, who serves as our principal executive officer, and our VP, Finance, who serves as our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, our Chief Executive Officer and President and our VP, Finance concluded that our disclosure controls and procedures for the fiscal year ending as of December 31, 2025 were effective at reasonable assurance levels.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. A control system, no matter how well designed and operated, can only provide reasonable, not absolute, assurance that the objectives of the control system are met. Because of these inherent limitations, management does not expect that our internal controls over financial reporting will prevent all error and all fraud. Under the supervision and with the participation of our management, including our Chief Executive Officer and President, who serves as our principal executive officer, and our VP, Finance, who serves as our principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the fourth quarter of 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Except as set forth below, the information required by this item will be contained in our definitive proxy statement to be filed with the SEC in connection with the Annual Meeting of Stockholders (Proxy Statement) within 120 days after the conclusion of our fiscal year ended December 31, 2025 and is incorporated in this Annual Report on Form 10-K by reference.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth the indicated information as of December 31, 2025 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights(1) (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,368,993	(2)	$23.71	479,093	(3)

Equity compensation plans not approved by security holders	10,679,161	(4)	$20.66	14,594	(5)
Total	12,048,154			493,687
(1)
The weighted average exercise price is calculated solely based on the exercise prices of the outstanding stock options and warrants and does not reflect the shares that will be issued upon the vesting of outstanding awards of restricted stock units (RSUs) or performance stock units (PSUs), which have no exercise price.

(2)
This number includes the following: 15,196 shares subject to stock options granted under the 2010 Equity Incentive Plan (2010 Plan); 205,462 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan (2014 Plan), of which 204,692 were subject to outstanding stock options and 770 were subject to outstanding RSUs; and 1,148,335 shares subject to outstanding awards granted under the Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan, as amended (2018 Plan), of which 822,690 were subject to outstanding stock options, 84,813 were subject to outstanding RSUs and 240,832 were subject to outstanding PSUs. This number excludes purchase rights currently accruing under the Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan (ESPP).
(3)
This number includes: no shares under the 2010 Plan, which has been frozen; 9,606 shares available for issuance under the 2014 Plan; 383,390 shares available for issuance under the 2018 Plan; and 86,097 shares reserved for issuance under the ESPP.
(4)
This number includes 50,452 shares subject to stock options granted under the 2017 Inducement Award Plan (2017 Inducement Plan); 41,666 shares subject to stock options granted under the 2019 Inducement Award Plan (2019 Inducement Plan); 58,746 shares subject to stock options granted under the 2020 Inducement Award Plan (2020 Inducement Plan); and 10,528,297 warrants granted in offerings in June 2024 and August 2025.
(5)
This number includes: 14,589 shares available for issuance under the 2017 Inducement Plan, no shares under the 2019 Inducement Plan and 5 shares available for issuance under the 2020 Inducement Plan.

Our stockholder-approved equity compensation plans consist of the 2018 Plan, the 2014 Plan, the 2010 Plan and the ESPP. Effective on June 2, 2016, the 2010 Plan was frozen, and no further grants will be made under the 2010 Plan. Shares that are forfeited under the 2010 Plan on or after June 2, 2016 will become available for issuance under the 2014 Plan. An “Award” under the 2018 Plan, 2014 Plan or 2010 Plan is any right to receive our common stock consisting of non-statutory stock options, incentive stock options, stock appreciation rights, RSUs, PSUs, or any other stock award.

In May 2018, our stockholders approved the ESPP, which was amended and restated in May 2021, May 2024 and June 2025. The ESPP provides for the purchase by employees of up to an aggregate of 225,000 shares of the Company’s common stock at the end of predetermined offering periods at 85% of the lower of the fair market value at the beginning or end of each offering period. Eligible employees may participate in the ESPP at a minimum of 1% and up to a maximum of 15% of such employee’s compensation for each pay period, subject to annual statutory limits.

Our outstanding equity compensation arrangements that have not been approved by our stockholders consist of the 2017 Inducement Plan, the 2019 Inducement Plan, the 2020 Inducement Plan and warrants granted in a registered direct offering and a private placement in June 2024. In April 2017, our board of directors adopted the 2017 Inducement Plan and reserved 66,666 shares of our common stock for issuance under the 2017 Inducement Plan. In August 2019, our board of directors adopted the 2019 Inducement Plan and reserved 41,666 shares of our common stock for issuance under the 2019 Inducement Plan. In March 2020, our board of directors adopted the 2020 Inducement Plan and reserved 66,666 shares of our common stock for issuance under the 2020 Inducement Plan. The only persons eligible to receive grants of awards under the 2017 Inducement Plan, the 2019 Inducement Plan or the 2020 Inducement Plan are individuals who satisfy the standards for inducement grants under Nasdaq Marketplace Rule 5635(c)(4) and the related guidance under Nasdaq IM 5635-1-that is, generally, a person not previously an employee or director of ours, or following a bona fide period of non-employment, as an inducement material to the individual's entering into employment with us. An “Award” is any right to receive our common stock pursuant to the Inducement Plan, consisting of non-statutory stock options, stock appreciation rights, restricted stock awards, RSUs, PSUs, or any other stock award.

Item 13. Certain Relationships and Related Party Transactions, and Director Independence

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in the Proxy Statement and is incorporated into this Annual Report on Form 10-K by reference.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits. The following exhibits are filed as part of this Annual Report on Form 10-K:

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
3.1	Sixth Amended and Restated Certificate of Incorporation dated May 25, 2022.	10-K	03/28/2024	3.1
3.2	Certificate of Amendment to Sixth Amended and Restated Certificate of Incorporation of Assembly Biosciences, Inc., dated February 9, 2024.	8-K	02/13/2024	3.1
3.3	Amended and Restated Bylaws as amended through December 12, 2024.	8-K	12/13/2024	3.1
4.1	Specimen of Common Stock Certificate.	10-K	03/20/2025	4.1
4.2	Description of Securities.	10-K	03/28/2024	4.2
4.3	Registered Warrant.	8-K	06/18/2024	4.1
4.4	Private Placement Warrant.	8-K	06/18/2024	4.2
4.5	Form of Class A Warrant.	10-Q	11/10/2025	4.1
4.6	Form of Class B Warrant.	10-Q	11/10/2025	4.2
4.7	Form of Pre-Funded Warrant.	10-Q	11/10/2025	4.3
4.8	Private Placement Class A Warrant.	10-Q	11/10/2025	4.4
4.9	Private Placement Class B Warrant.	10-Q	11/10/2025	4.5
10.1	Sublease, dated July 26, 2023, by and between Arsenal Biosciences, Inc., as Sublandlord, and Assembly Biosciences, Inc., as Subtenant.	10-Q	11/08/2023	10.1
10.2	First Amendment to Sublease, dated December 30, 2024, by and between Arsenal Biosciences, Inc. and Assembly Biosciences, Inc.	8-K	01/03/2025	10.1
10.3‡	Option, License and Collaboration Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.1
10.4‡	First Amendment to Option, License and Collaboration Agreement, dated December 19, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	12/19/2024	10.1
10.5‡	Common Stock Purchase Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.2
10.6	Amendment No. 1 to Common Stock Purchase Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	06/18/2024	10.3
10.7‡	Investor Rights Agreement, dated October 15, 2023, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	10/17/2023	10.3
10.8	Amendment No. 1 to Investor Rights Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	06/18/2024	10.4
10.9#	Amended and Restated Employment Agreement, dated December 12, 2022, between Assembly Biosciences, Inc. and Jason A. Okazaki.	10-K	03/22/2023	10.7
10.10#	Employment Agreement, dated May 1, 2020, between Assembly Biosciences, Inc. and William E. Delaney IV, Ph.D., effective as of May 27, 2020.	10-K	02/25/2021	10.12
10.11#	Employment Agreement, dated November 8, 2023, between Assembly Biosciences, Inc. and Anuj Gaggar, M.D., Ph.D.	10-K	03/28/2024	10.11

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.12#	Employment Agreement, dated February 10, 2022, between Assembly Biosciences, Inc. and Nicole S. White, Ph.D., effective as of February 16, 2022.	10-K	03/28/2024	10.12
10.13#	2010 Equity Incentive Plan.	S-1/A	10/4/2010	10.14
10.14#	Assembly Biosciences, Inc. Amended and Restated 2014 Stock Incentive Plan.	8-K	06/06/2016	10.1
10.15#	Omnibus Amendment to Assembly Biosciences, Inc. Stock Incentive Plans.	10-Q	05/08/2020	10.2
10.16#	Form of Notice of Stock Option Grant and Stock Option Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-K	03/22/2023	10.12
10.17#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the Amended and Restated 2014 Stock Incentive Plan.	10-Q	11/01/2017	10.1
10.18#	Assembly Biosciences, Inc. 2017 Inducement Award Plan.	10-Q	08/09/2017	10.1
10.19#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.2
10.20#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2017 Inducement Award Plan.	10-Q	08/09/2017	10.3
10.21#	Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.	8-K	06/03/2024	10.1
10.22#	Amendment No. 1 to Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.	8-K	06/09/2025	10.1
10.23#	Amendment No. 2 to Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.	8-K	06/09/2025	10.2
10.24#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2018 Stock Incentive Plan.	10-K	03/22/2023	10.22
10.25#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2018 Stock Incentive Plan.	8-K	06/01/2018	10.3
10.26#	Form of Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	8-K	10/12/2018	10.4
10.27#	Form of Performance-Based Stock Appreciation Right Award Agreement for Non-U.S. Grantees under the Assembly Biosciences, Inc. 2018 Stock Incentive Plan.	10-K	03/11/2022	10.27
10.28#	Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan.	8-K	06/03/2024	10.2
10.29#	Amendment No. 1 to Assembly Biosciences, Inc. Second Amended and Restated 2018 Employee Stock Purchase Plan.	8-K	06/09/2025	10.3
10.30#	Assembly Biosciences, Inc. 2019 Inducement Award Plan.	10-Q	11/07/2019	10.4
10.31#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2019 Inducement Award Plan.	10-Q	11/07/2019	10.5
10.32#	Assembly Biosciences, Inc. 2020 Inducement Award Plan.	10-Q	05/08/2020	10.3
10.33#	Form of Notice of Stock Option Grant and Stock Option Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.4
10.34#	Form of Restricted Stock Unit Award Notice and Restricted Stock Unit Award Agreement under the 2020 Inducement Award Plan.	10-Q	05/08/2020	10.5

Exhibit Number	Description of Document	Registrant’s Form	Dated	Exhibit No.	Filed Herewith
10.35	Securities Purchase Agreement, dated June 16, 2024, by and between Assembly Biosciences, Inc. and the Purchaser.	8-K	06/18/2024	10.1
10.36	Securities Purchase Agreement, dated June 17, 2024, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	06/18/2024	10.2
10.37	Securities Purchase Agreement, dated August 8, 2025, by and between Assembly Biosciences, Inc. and Gilead Sciences, Inc.	8-K	08/11/2025	10.1
10.38#	Assembly Biosciences, Inc. 2024 Corporate Bonus Plan.	8-K	03/15/2024	10.1
19.1	Assembly Biosciences, Inc. Insider Trading Policy.	10-K	03/20/2025	19.1
21.1	List of Subsidiaries of Assembly Biosciences, Inc.	10-K	03/20/2025	21.1
23.1	Consent of Independent Registered Public Accounting Firm.				X
24.1	Power of Attorney (included on signature page).				X
31.1	Certification of the Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of the Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1**	Certification of the Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2**	Certification of the Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97.1#	Clawback Policy.	10-K	03/28/2024	97.1
101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Document.
104	Cover Page Interactive Data File, formatted in Inline XBRL (included as Exhibit 101)

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

ASSEMBLY BIOSCIENCES, INC.

Date: March 19, 2026	By:	/s/ Jason A. Okazaki
	Name:	Jason A. Okazaki
	Title:	Chief Executive Officer and President

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

Signature	Title	Date

/s/ Jason A. Okazaki	Chief Executive Officer, President and Director	March 19, 2026
Jason A. Okazaki	(Principal Executive Officer)
/s/ Jeanette M. Bjorkquist	VP, Finance	March 19, 2026
Jeanette M. Bjorkquist	(Principal Financial Officer and Principal Accounting Officer)

/s/ William R. Ringo, Jr.	Chairman of the Board	March 19, 2026
William R. Ringo, Jr.

/s/ Anthony E. Altig	Director	March 19, 2026
Anthony E. Altig

/s/ Tomas Cihlar, Ph.D.	Director	March 19, 2026
Tomas Cihlar, Ph.D.

/s/ Gina Consylman	Director	March 19, 2026
Gina Consylman

/s/ Robert D. Cook II	Director	March 19, 2026
Robert D. Cook II

/s/ Sir Michael Houghton, Ph.D.	Director	March 19, 2026
Sir Michael Houghton, Ph.D.

/s/ Lisa R. Johnson-Pratt, M.D.	Director	March 19, 2026
Lisa R. Johnson-Pratt, M.D.

/s/ Susan Mahony, Ph.D.	Director	March 19, 2026
Susan Mahony, Ph.D.

/s/ John G. McHutchison, A.O., M.D.	Director	March 19, 2026
John G. McHutchison, A.O., M.D.

ASSEMBLY BIOSCIENCES, INC.

FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Assembly Biosciences, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Assembly Biosciences, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

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

Collaboration Agreement with Gilead Sciences, Inc.
Description of the Matter

As described in Note 8 to the consolidated financial statements, in July 2025, the Company entered into a letter agreement related to its 2023 Gilead Collaboration Agreement, which provided reimbursement to the Company for certain nonclinical study activities. The Company determined the letter agreement represents a contract modification within the scope of the revenue from contracts with customers guidance. The Company concluded there is a single combined performance obligation for research and development services during the remaining collaboration term and will recognize revenue over time using a cost-based input method. Additionally, in December 2025, Gilead exercised its option to exclusively license the Company's helicase-primase inhibitor (HPI) program. The Company determined that Gilead’s exercise of the option represents a distinct performance obligation within the scope of the revenue from contracts with customers guidance. The Company recognized the revenue at a point in time upon the transfer of the license to Gilead.

Auditing the Company’s accounting for the contract modification and option exercise required increased audit effort due to the complex and judgmental nature of evaluating the terms and assumptions under the agreements and determining the appropriate accounting under the revenue recognition guidance.

How We Addressed the Matter in Our Audit

To test the conclusions that the July 2025 modification and the December 2025 option exercise were accounted for appropriately, our audit procedures included, among others, reviewing the letter agreement and reviewing the option exercise notice and related communications, and evaluating whether management’s accounting positions considered all relevant facts and terms. We further evaluated management’s technical accounting analyses, including the identification of performance obligation, determination of the transaction price, and assessment of the timing of revenue recognition, and assessed whether management appropriately considered and applied the relevant accounting guidance and interpretations.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2015.

San Jose, California

March 19, 2026

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	As of December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$58,450	$38,344
Marketable securities	189,656	73,735
Accounts receivable from collaboration with a related party	974	—
Prepaid expenses and other current assets	5,469	3,424
Total current assets	254,549	115,503

Property and equipment, net	221	284
Operating lease right-of-use (ROU) assets	2,508	3,069
Other assets	312	312
Total assets	$257,590	$119,168

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,171	$585
Accrued research and development expenses	2,387	2,273
Other accrued expenses	7,749	6,862
Deferred revenue from a related party - short-term	36,904	37,622
Operating lease liabilities - short-term	569	461
Total current liabilities	48,780	47,803

Deferred revenue from a related party - long-term	—	35,378
Operating lease liabilities - long-term	2,059	2,628
Total liabilities	50,839	85,809

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of December 31, 2025 and December 31, 2024; 15,855,329 and 7,457,240 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	16	7
Additional paid-in capital	1,038,823	859,488
Accumulated other comprehensive loss	(41)	(211)
Accumulated deficit	(832,047)	(825,925)
Total stockholders' equity	206,751	33,359
Total liabilities and stockholders' equity	$257,590	$119,168

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

	Year Ended December 31,
	2025	2024
Collaboration revenue from a related party	$72,303	$28,520

Operating expenses
Research and development	64,813	55,933
General and administrative	19,608	18,007
Total operating expenses	84,421	73,940
Loss from operations	(12,118)	(45,420)

Other income
Interest and other income, net	5,996	5,573
Total other income	5,996	5,573
Loss before income taxes	(6,122)	(39,847)

Income tax expense	—	330
Net loss	$(6,122)	$(40,177)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	170	(130)
Comprehensive loss	$(5,952)	$(40,307)

Net loss per share, basic and diluted	$(0.55)	$(6.69)
Weighted average common shares outstanding, basic and diluted	11,210,934	6,004,560

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2023	5,482,752	$5	$826,921	$(81)	$(785,748)	$41,097
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	152,666	—	2,030	—	—	2,030
Issuance of common stock and warrants in a registered direct offering, net of issuance costs	634,500	1	9,661	—	—	9,662
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	1,119,999	1	17,601	—	—	17,602
Issuance of common stock upon exercise of stock options	514	—	5	—	—	5
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	14,937	—	150	—	—	150
Issuance of common stock for settlement of restricted stock units (RSUs)	51,872	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(130)	—	(130)
Stock-based compensation	—	—	3,120	—	—	3,120
Net loss	—	—	—	—	(40,177)	(40,177)
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under ATM equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	5,591,840	6	123,594	—	—	123,600
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	2,295,920	2	42,783	—	—	42,785
Issuance of common stock upon exercise of warrants	255,103	—	5,510	—	—	5,510
Issuance of common stock under ESPP	69,320	—	725	—	—	725
Issuance of common stock upon exercise of stock options	5,406	—	125	—	—	125
Issuance of common stock for settlement of RSUs	18,855	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	170	—	170
Stock-based compensation	—	—	4,677	—	—	4,677
Net loss	—	—	—	—	(6,122)	(6,122)
Balance as of December 31, 2025	15,855,329	$16	$1,038,823	$(41)	$(832,047)	$206,751

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(6,122)	$(40,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129	129
Stock-based compensation	4,677	3,120
Net accretion of investments in marketable debt securities	(2,346)	(3,658)
Non-cash rent expense	851	1,417
Realized gain on investments in marketable debt securities	(3)	—
Changes in operating assets and liabilities:
Accounts receivable from collaboration	(974)	43
Prepaid expenses and other current assets	(2,045)	73
Accounts payable	586	124
Accrued research and development expenses	114	1,388
Other accrued expenses	887	1,118
Deferred revenue from a related party	(36,096)	(13,294)
Operating lease liabilities	(751)	(1,400)
Net cash used in operating activities	(41,093)	(51,117)

Cash flows from investing activities
Proceeds from maturities of marketable securities	116,432	130,700
Purchases of marketable securities	(229,834)	(90,501)
Purchases of property and equipment	(66)	(28)
Net cash (used in) provided by investing activities	(113,468)	40,171

Cash flows from financing activities
Proceeds from the issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	123,600	—
Proceeds from the issuance of common stock and warrants in private placements to a related party, net of issuance costs	42,785	17,602
Proceeds from the exercise of warrants	5,510	—
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	1,922	2,030
Proceeds from the issuance of common stock under ESPP	725	150
Proceeds from the exercise of stock options	125	5
Proceeds from the issuance of common stock and warrants in a registered direct offering, net of issuance costs	—	9,662
Net cash provided by financing activities	174,667	29,449

Net increase in cash and cash equivalents	20,106	18,503
Cash and cash equivalents at the beginning of the year	38,344	19,841
Cash and cash equivalents at the end of the year	$58,450	$38,344
Supplemental non-cash investing and financing activities
Operating lease liabilities arising from obtaining ROU assets	$—	$1,966

See Accompanying Notes to the Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

Notes to Consolidated Financial Statements

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes; (2) an orally bioavailable hepatitis delta virus entry inhibitor; and (3) a highly potent next-generation capsid assembly modulator designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points. The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, which is currently undergoing studies to enable a regulatory filing, and it has additional research programs against multiple antiviral targets. In December 2025, pursuant to the collaboration with Gilead Sciences, Inc. (Gilead), Gilead exercised its option to license the Company's HPI program, including its long-acting investigational candidates ABI-1179 (1179) and ABI-5366 (5366). For additional information see Note 8 - Collaboration Agreements. The Company operates in one segment and is headquartered in South San Francisco, California (see Note 13 - Segment Reporting).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration (FDA) or an applicable foreign regulatory agency. Since the Company’s initial public offering, its operations have been financed through the sale of equity securities and payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. As of December 31, 2025, the Company held cash, cash equivalents and marketable securities of $248.1 million. Management believes the Company currently has sufficient funds to meet its operating requirements beyond one year from the date these consolidated financial statements are issued.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced and may continue to experience volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the conflicts in the Middle East, including the recent hostilities involving Iran, and in Venezuela, tensions between China and Taiwan, as well as tariffs or the imposition and enforceability of tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof, including uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations (CROs), vendors and/or collaborators could potentially be negatively impacted by these events.

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

Impairment of Long-Lived Assets

The Company monitors the carrying value of long-lived assets, including ROU operating lease assets, for potential impairment and tests the recoverability of such assets whenever events or changes in circumstances indicate the carrying amounts may not be recoverable. If a change in circumstance occurs, the Company performs a test of recoverability by comparing the carrying value of the asset or asset group to its undiscounted expected future cash flows. If cash flows cannot be separately and independently identified for a single asset, the Company will determine whether impairment has occurred for the group of assets for which the Company can identify the projected cash flows. If the carrying values are in excess of undiscounted expected future cash flows, the Company measures any impairment by comparing the fair value of the asset or asset group to its carrying value. There was no impairment of long-lived assets during the years ended December 31, 2025 and 2024.

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

Under certain agreements under the scope of the collaborative arrangements accounting standard, the Company has been reimbursed for a portion of its research and development expenses or participates in the cost-sharing of such research and development expenses. Such reimbursements and cost-sharing arrangements are reflected as a reduction of research and development expense in the Company’s consolidated statements of operations and comprehensive loss.

For arrangements or transactions between arrangement participants determined to be within the scope of the contracts with customers accounting standard, the Company evaluates the term of the arrangement and recognizes revenue when the customer obtains control of promised goods or services in a contract for an amount that reflects the consideration the Company expects to receive in exchange for those goods or services. For contracts with customers, the Company applies the following five-step model in order to determine this amount: (1) identification of the contract(s) with a customer; (2) identification of the performance obligations in the contract, including whether they are distinct in the context of the contract; (3) measurement of the transaction price, including the constraint on variable consideration; (4) allocation of the transaction price to the performance obligations; and (5) recognition of revenue when (or as) the Company satisfies each performance obligation. Amounts of variable consideration are included in the transaction price to the extent it is probable a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved.

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

Licenses

If a license to the Company’s intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from license fees based on the relative value prescribed to the license compared to the total value of the arrangement. The revenue is recognized when the license is transferred to the collaborator and the collaborator is able to use and benefit from the license. For licenses that are not distinct from other obligations identified in the arrangement, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time. If the combined performance obligation is satisfied over time, the Company applies an appropriate method of measuring progress for purposes of recognizing revenue from license fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.

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

At December 31, 2025, all accounts receivable from collaboration with a related party are deemed collectible. There were no accounts receivable from collaboration as of December 31, 2024.

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

Stock-Based Compensation

The Company measures stock-based compensation to employees and board members at fair value on the grant date of the award. The fair value of RSUs is determined based on the number of shares granted and the quoted market price of the Company’s common stock on the date of grant. The fair value of performance stock units (PSUs), which include awards with performance conditions and market conditions, are determined as follows: (i) PSUs with performance conditions are measured based on the fair value of the award on the grant date, the date performance targets are established, and is expensed over the requisite service period for each separately vesting tranche when achievement of the performance condition becomes probable, and (ii) PSUs with market conditions are measured based on the grant-date fair value of the award and is expensed over the derived service period regardless of whether the underlying market condition is met.

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

If stock-based awards are granted in contemplation of or shortly before a planned release of material nonpublic information, and such information is expected to result in a material increase in the Company’s share price, the Company considers whether an adjustment to the observable market price is required when estimating fair values. Compensation cost is recognized as expense on a straight-line basis over the requisite service period of the award. Stock-based awards with graded vesting schedules are recognized using the accelerated attribution method on a straight-line basis over the requisite service period for each separately vesting portion of the award. Forfeitures are recognized when they occur.

The Company assesses the probability of the performance conditions being met on a continuous basis and is also required to make estimates as to the probability of achieving the specific performance conditions. If actual results are not consistent with the Company’s assumptions and judgments used in making these estimates, the Company may be required to increase or decrease compensation expense, which could be material to the Company’s consolidated results of operations.

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

In July 2025, the U.S. enacted tax reform legislation through the One Big Beautiful Bill Act (OBBBA). Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of earnings before interest, tax, depreciation and amortization, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The Company has evaluated the impact the new tax law had on its financial condition and results of operations. The impact of the tax law changes from the OBBBA is included in the Company’s consolidated financial statements.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2025	2024
Numerator:
Net loss	$(6,122)	$(40,177)
Denominator:
Weighted average common shares outstanding - basic and diluted	11,210,934	6,004,560
Net loss per share - basic and diluted	$(0.55)	$(6.69)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	December 31,
	2025	2024
Warrants to purchase common stock	9,487,477	814,000
Options to purchase common stock	1,193,442	942,193
Common stock subject to purchase under ESPP	6,093	9,386
Unvested RSUs	85,583	52,222
Unvested PSUs	240,832	15,832
Total	11,013,427	1,833,633

In August 2025, the Company sold pre-funded warrants to purchase up to 1,040,820 shares of common stock (see Note 6 - Stockholders' Equity). The pre-funded warrants are exercisable at $0.001 per share. The shares of common stock into which the pre-funded warrants may be exercised are considered outstanding for purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and are exercisable after the original issuance date.

Comprehensive Loss

Comprehensive loss is comprised of net loss and adjustments for the change in unrealized gains and losses on investments in available-for-sale marketable securities. The Company displays comprehensive loss and its components in the consolidated statements of operations and comprehensive loss, net of tax effects if any.

Concentrations of Risk

Credit Risk

Financial instruments which potentially subject the Company to credit risk consist primarily of cash, cash equivalents and marketable securities. The Company holds these investments in highly rated financial institutions, and, by policy, limits the amounts of credit exposure to any one financial institution. These amounts as of and at times during the year ended December 31, 2025 exceeded federally insured limits. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds. The Company has no off-balance sheet concentrations of credit risk, such as foreign currency exchange contracts, option contracts or other hedging arrangements.

Supplier Risk

Certain materials and key components the Company utilizes in its operations are obtained through single suppliers. Since the suppliers of key components and materials must be named in a New Drug Application filed with the FDA for a product, significant delays can occur if the qualification of a new supplier is required. If delivery of material from the Company’s suppliers were interrupted for any reason, the Company may be unable to supply any of its product candidates for clinical trials.

Customer Risk

During the year ended December 31, 2025, 100% of the Company's collaboration revenue was recognized from a related party, Gilead, under the Gilead Collaboration Agreement (see Note 8 - Collaboration Agreements). If the collaboration with Gilead does not result in the successful development and commercialization of products or if Gilead terminates the Gilead Collaboration Agreement, the Company may not receive any future payments under the collaboration.

Recently Adopted Accounting Standards

In December 2023, the Financial Accounting Standards Board (the FASB) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). The update requires a public business entity to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. The Company adopted ASU 2023-09 on a prospective basis during the year ended December 31, 2025. See Note 10 - Income Taxes for further details.

Accounting Pronouncements to Be Adopted

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (ASU 2024-03), which requires the disaggregation of certain expense captions into specified categories in disclosures within the notes to the financial statements to provide enhanced transparency into the expense captions presented on the face of the income statement. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026 and interim periods beginning after December 15, 2027, with early adoption permitted, and may be applied either prospectively or retrospectively to financial statements issued for reporting periods after the effective date of ASU 2024-03 or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the potential impact of adopting ASU 2024-03 to have a material impact on its disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (ASU 2025-11), which clarifies the guidance in Topic 270 to improve the consistency of interim financial reporting. The ASU provides a comprehensive list of required interim disclosures and introduces a disclosure principle requiring entities to disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the impact of adopting ASU 2025-11 to have a material impact on its financial statements.

Note 3 - Related Party

In October 2023, the Company entered into the Option, License and Collaboration Agreement (Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead. Following the Company entering into the Gilead Equity Agreements, and as of December 31, 2025, Gilead is considered a related party based on its ownership of the Company's common stock.

Gilead Equity Agreements

In June 2024, the Company entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 179,500 shares of common stock and a warrant to purchase up to 179,500 shares of common stock in a private placement (the June 2024 Private Placement). This transaction, which generated aggregate gross proceeds of $2.8 million, was executed concurrently with the June 2024 Registered Direct Offering (as defined below). See Note 6 - Stockholders' Equity for additional details. Also in June 2024, the Gilead Equity Agreements were amended. The amendments did not have an impact on the Company’s consolidated financial statements.

In December 2024, Gilead exercised its right under the Gilead Equity Agreements to purchase additional shares of common stock from the Company at a purchase price of $21.37 per share, for aggregate proceeds of $20.1 million, resulting in Gilead owning 29.9% of the Company's then-outstanding voting common stock.

In August 2025, the Company entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 2,295,920 shares of common stock and accompanying Class A and Class B warrants to purchase up to an aggregate of 2,295,920 shares of common stock in a private placement (collectively, the August 2025 Private Placement). This transaction, which generated aggregate gross proceeds of $45.0 million, was executed concurrently with the August 2025 Underwritten Offering (as defined below). See Note 6 - Stockholders' Equity for additional details.

Gilead Collaboration Agreement

In December 2024, the Company and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable in the agreement and the fees payable to the Company to support an accelerated development plan for ABI-6250 (6250), under which the Company received a non-refundable payment of $10.0 million.

In July 2025, the Company entered into a letter agreement with Gilead under which Gilead has agreed to reimburse the Company up to $1.5 million for certain nonclinical study activities, subject to the terms and conditions set forth in the agreement. The letter agreement does not amend any terms of the Gilead Collaboration Agreement.

In December 2025, Gilead exercised its combined option to obtain an exclusive license to the Company's HPI program, including 5366 and 1179. Upon exercise of the option, the Company received an opt-in payment of $35.0 million.

As of December 31, 2025, the Company recorded $1.0 million in accounts receivable from collaboration on the consolidated balance sheet for reimbursable costs incurred under the Gilead Collaboration Agreement.

The Company recognized $72.3 million and $28.5 million of collaboration revenue under the Gilead Collaboration Agreement during the years ended December 31, 2025 and 2024, respectively. See Note 8 - Collaboration Agreement for additional details.

Note 4 - Investments in Marketable Securities

Investments in marketable available-for-sale securities consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	37,329	34	—	37,363
Asset-backed securities	11,970	19	—	11,989
U.S. treasury securities	123,267	170	—	123,437
Commercial paper	16,858	9	—	16,867
Total short-term marketable securities	189,424	232	—	189,656
Total cash equivalents and marketable securities	$247,418	$232	$—	$247,650

	December 31, 2024
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	8,437	—	—	8,437
Total cash equivalents	37,503	—	—	37,503
Short-term marketable securities
Corporate debt securities	20,971	20	(3)	20,988
U.S. treasury securities	48,077	40	—	48,117
Commercial paper	4,625	5	—	4,630
Total short-term marketable securities	73,673	65	(3)	73,735
Total cash equivalents and marketable securities	$111,176	$65	$(3)	$111,238

Short-term marketable securities held as of December 31, 2025 and 2024 had contractual maturities of less than one year.

The realized gains on investments in marketable debt securities for the year ended December 31, 2025 were not material. There were no realized gains and losses for the years ended December 31, 2024.

There were no investments in an unrealized loss position as of December 31, 2025. As of December 31, 2024, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale securities are recorded in accumulated other comprehensive loss on the consolidated balance sheets during the years ended December 31, 2025 and 2024.

Accrued interest receivable was $1.5 million and $0.4 million as of December 31, 2025 and 2024, respectively, and was recorded in prepaid expenses and other current assets on the consolidated balance sheets. The Company did not write off any accrued interest receivable during the years ended December 31, 2025 and 2024.

Fair Value Measurement

The following tables presents the Company’s financial assets measured at fair value on a recurring basis by level within the fair value hierarchy (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	—	37,363	—	37,363
Asset-backed securities	—	11,989	—	11,989
U.S. treasury securities	—	123,437	—	123,437
Commercial paper	—	16,867	—	16,867
Total short-term marketable securities	—	189,656	—	189,656
Total assets measured at fair value	$57,994	$189,656	$—	$247,650

	December 31, 2024
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$29,066	$—	$—	$29,066
U.S. treasury securities	—	8,437	—	8,437
Total cash equivalents	29,066	8,437	—	37,503
Short-term marketable securities
Corporate debt securities	—	20,988	—	20,988
U.S. treasury securities	—	48,117	—	48,117
Commercial paper	—	4,630	—	4,630
Total short-term marketable securities	—	73,735	—	73,735
Total assets measured at fair value	$29,066	$82,172	$—	$111,238

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

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	December 31,
	2025	2024
Accrued expenses:
Accrued compensation	$7,523	$6,478
Accrued professional fees and other	226	384
Total accrued expenses	$7,749	$6,862

Note 6 - Stockholders’ Equity

The Company is authorized to issue 5,000,000 shares of preferred stock as of December 31, 2025 and 2024. As of December 31, 2025 and 2024, no shares of preferred stock were issued and outstanding. The Company is authorized to issue 150,000,000 shares of common stock as of December 31, 2025 and 2024.

Reverse Stock Split

In January 2024, the Company's stockholders approved a reverse stock split of its common stock at a range of ratios between 1-for-7 to 1-for-17, and the Company's board of directors approved the implementation of the reverse stock split at a ratio of 1-for-12 (the Reverse Stock Split). The Reverse Stock Split was undertaken to enable the Company to regain compliance with the minimum bid price requirement for continued listing on the Nasdaq Global Select Market, as referenced in the deficiency notice received from the Nasdaq Listing Qualifications Department in September 2023. The Reverse Stock Split became effective in February 2024, at which time the Company regained compliance with the minimum bid price requirement.

As of the effective time of the Reverse Stock Split, every 12 issued and outstanding shares of the Company’s common stock was automatically reclassified into one issued and outstanding share of the Company’s common stock. This reduced the number of shares outstanding from 65.8 million shares to 5.5 million shares. No fractional shares of common stock were issued in connection with the Reverse Stock Split and all fractional shares were rounded down to the nearest whole share with respect to outstanding shares of common stock. Any holders of common stock who would have otherwise received a fractional share of common stock pursuant to the Reverse Stock Split, received cash in lieu of the fractional share. The Reverse Stock Split did not affect the par value of the common stock. The Company's authorized shares of common stock remained at 150,000,000 and its authorized shares of preferred stock remained at 5,000,000.

Sale of Common Stock and Warrants

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (the ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. During the year ended December 31, 2025, the Company issued and sold 161,645 shares of its common stock under the ATM, for which the Company received net proceeds of $1.9 million, after deducting commissions, fees and expenses. During the year ended December 31, 2024, the Company issued and sold 152,666 shares of its common stock under the ATM, for which the Company received net proceeds of $2.0 million, after deducting commissions, fees and expenses.

Registered Direct Offering

In June 2024, the Company issued and sold 634,500 shares of common stock and a warrant to purchase up to 634,500 shares of common stock in a registered direct offering pursuant to its shelf registration statement on Form S-3 on file with the SEC (the June 2024 Registered Direct Offering). The common stock and warrant were sold at a combined offering price of $15.46 per share for aggregate gross proceeds to the Company of $9.8 million. After deducting issuance costs, net proceeds totaled $9.7 million.

Underwritten Offering

In August 2025, the Company issued and sold an aggregate of 5,591,840 shares of common stock and pre-funded warrants to purchase up to 1,040,820 shares of common stock, together with accompanying 3,316,330 Class A and 3,316,330 Class B warrants to purchase up to an aggregated total of 6,632,660 shares of common stock in an underwritten offering (the August 2025 Underwritten Offering). The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, while the combined price per pre-funded warrant with accompanying Class A and Class B warrants was $19.599. The offering generated aggregate gross proceeds to the Company of $130.0 million. After deducting issuance costs, net proceeds totaled $123.6 million.

Private Placements

In June 2024, the Company issued and sold 179,500 shares of common stock and a warrant to purchase up to 179,500 shares of common stock under the June 2024 Private Placement with Gilead (as defined in Note 3 - Related Party). This transaction was executed concurrently with the June 2024 Registered Direct Offering pursuant to anti-dilution provisions in the Investor Rights Agreement, with the common stock and warrant sold at the same combined offering price of $15.46 per share for aggregate gross proceeds to the Company of $2.8 million. After deducting issuance costs, net proceeds totaled $2.7 million.

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

In August 2025, the Company entered into the August 2025 Private Placement (as defined in Note 3 - Related Party) with Gilead, which involved the issuance and sale of 2,295,920 shares of common stock and accompanying 1,147,960 Class A and 1,147,960 Class B warrants to purchase up to an aggregate of 2,295,920 shares of common stock in a private placement. This transaction was executed concurrently with the August 2025 Underwritten Offering.

The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, generating aggregate gross proceeds of $45.0 million. After deducting issuance costs, net proceeds totaled $42.8 million. These warrants have the same exercise price and terms as the warrants sold in the August 2025 Underwritten Offering.

Warrants

The following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

				December 31,
Issue Date	Exercisable Date	Expiration Date	Exercise Price per Share	2025	2024
6/16/2024	6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/17/2024	6/18/2029	$17.00	179,500	179,500
8/11/2025	8/11/2025	No expiration	$0.001	1,040,820	—
8/11/2025	8/11/2025	8/11/2030 (1)	$21.60	4,209,187	—
8/11/2025	11/15/2026 (2)	12/31/2026 (2)	$21.60	4,464,290	—
				10,528,297	814,000
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

There were 255,103 Class A warrants exercised during December 31, 2025. No warrants were exercised during December 31, 2024.

The Company’s warrants and pre-funded warrants are classified as a component of permanent stockholders’ equity within additional paid-in capital and were recorded at their respective issuance date using a relative fair value allocation method. Of the total proceeds from the issuance of warrants in the August 2025 Underwritten Offering and the August 2025 Private Placement, $16.4 million was allocated to pre-funded warrants, $24.6 million to Class A warrants and $1.2 million to Class B warrants.

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

Holders of all warrants and pre-funded warrants cannot exercise any portion of the warrants to the extent they would beneficially own more than the limits defined in the warrant agreements. The exercise price and number of shares of the Company's common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis.

Note 7 - Stock-Based Compensation

Equity Incentive Plans

In June 2025, the Company's stockholders approved an amendment to the Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan (the 2018 Plan), which increased the aggregate number of shares of common stock reserved under the 2018 Plan to 1,703,333.

As of December 31, 2025, the Company had awards outstanding under the following shareholder approved plans: 2010 Equity Incentive Plan (the 2010 Plan), which has been frozen since 2016; the Assembly Biosciences, Inc.

Amended and Restated 2014 Stock Incentive Plan (the 2014 Plan); and the 2018 Plan. Shares of common stock underlying awards forfeited under the 2010 Plan on or after June 2, 2016 become available for issuance under the 2014 Plan. As of December 31, 2025, the Company also had awards outstanding under the following plans that are not approved by shareholders: the Assembly Biosciences, Inc. 2017 Inducement Award Plan, the Assembly Biosciences, Inc. 2019 Inducement Award Plan, and the Assembly Biosciences, Inc. 2020 Inducement Award Plan.

The Company issues new shares of common stock to settle options exercised and vested RSUs or PSUs. The Company also issues new shares of common stock in connection with purchases of shares of common stock by eligible employees under the ESPP.

Stock Plan Activity

Stock Options

The following tables summarize the stock option activity and related information for 2025 (in thousands, except for share and per share amounts):

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (Years)	Total Intrinsic Value (in thousands)
Outstanding as of December 31, 2024	942,193	$54.24	7.3	$1,383
Granted	275,225	11.14
Exercised	(5,743)	22.58
Forfeited	(11,584)	109.69
Expired	(6,649)	123.26
Outstanding as of December 31, 2025	1,193,442	$43.53	7.0	$17,215
Options vested and exercisable as of December 31, 2025	714,173	$64.31	5.9	$6,934
Options expected to vest as of December 31, 2025	1,193,442	$43.53	7.0	$17,215

	Year Ended December 31,
	2025	2024
Weighted-average grant-date fair value of options granted	$8.23	$10.04
Total intrinsic value of options exercised	$44	$2

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Year Ended December 31,
	2025	2024
Exercise price	$10.62 - $24.61	$12.90 - $16.75
Expected volatility	81.1% - 86.4%	79.1% - 86.9%
Risk-free rate	3.70% - 4.42%	3.50% - 4.57%
Expected term (years)	5.5 - 7.0	5.5 - 7.5
Expected dividend yield	0%	0%

RSUs

The following tables summarize RSU activity and related information for 2025 (in thousands, except for share and per share amounts):

	Number of RSUs	Weighted Average Fair Value Per RSU at Grant Price
Nonvested as of December 31, 2024	52,222	$17.99
Granted	53,933	10.69
Vested	(18,855)	21.87
Forfeited	(1,717)	11.85
Nonvested as of December 31, 2025	85,583	$12.65

	Year Ended December 31,
	2025	2024
Total fair value of RSUs vested and settled	$412	$1,131
Total intrinsic value of RSUs vested and settled	$203	$228

PSUs

The following tables summarize PSU activity and related information for 2025 (in thousands, except for share and per share amounts):

	Number of PSUs	Weighted Average Fair Value Per PSU at Grant Price
Nonvested as of December 31, 2024	15,832	$20.88
Granted	225,000	17.24
Nonvested as of December 31, 2025	240,832	$17.48

	Year Ended December 31,
	2025	2024
Total fair value of PSUs vested and settled	$—	$1,029
Total intrinsic value of PSUs vested and settled	$—	$488

ESPP

In June 2025, the Company's stockholders approved an amendment to the ESPP, which increased the aggregate number of shares of common stock available for purchase by employees up to 225,000 shares at a discount to the market price.

Eligible employees may participate through payroll deductions of up to 15% of such employee’s compensation for each pay period subject to annual statutory limits.

Eligible employees can purchase the Company’s common stock at the end of a predetermined offering period at 85% of the lower of the fair market value at the beginning or end of the offering period. Under the ESPP, the offering periods end on the last business day occurring on or before May 14 or November 14. The ESPP is compensatory and results in stock-based compensation expense.

In May and November 2025, employees purchased 34,696 and 34,624 shares of common stock, respectively, under the ESPP. In May and November 2024, employees purchased 7,252 and 7,685 shares of common stock, respectively, under the ESPP. As of December 31, 2025, 86,097 shares of common stock are available for future sale under the Company’s ESPP.

The fair value of ESPP purchase rights were not material for any period presented.

Stock-Based Compensation Expense

The Company recognized stock-based compensation expense included in the consolidated statement of operations and comprehensive loss for the years presented (in thousands), classified by expense type and award type:

	Year Ended December 31,
	2025	2024
Research and development	$2,628	$1,531
General and administrative	2,049	1,589
Total stock-based compensation expense	$4,677	$3,120

	Year Ended December 31,
	2025	2024
Stock options	$2,387	$2,511
RSUs	427	368
PSUs	1,552	139
ESPP	311	102
Total stock-based compensation expense	$4,677	$3,120

As of December 31, 2025, there was $4.6 million of total unrecognized stock-based compensation cost related to outstanding unvested equity awards, which is expected to be recognized over a weighted average remaining amortization period of 1.3 years.

Note 8 - Collaboration Agreements

The following table presents changes in the Company’s contract liabilities under the Gilead Agreements (in thousands):

	Year Ended December 31,
Contract liabilities:	2025	2024
Deferred revenue balance at beginning of period	$73,000	$86,294
Cash received	35,233	10,000
Accounts receivable from collaboration with a related party	974	—
Premium on purchase of the Company's common stock	—	5,226
Revenue recognized	(72,303)	(28,520)
Deferred revenue balance at end of period	$36,904	$73,000
Less: current portion	$(36,904)	$(37,622)
Deferred revenue from a related party - long-term	$—	$35,378

	Year Ended December 31,
	2025	2024
Collaboration revenue from a related party recognized in the period from:
Amounts included in deferred revenue from a related party at the beginning of the period	$36,841	$28,271
Performance obligations satisfied in previous period	$—	$—

Gilead Agreements

In October 2023, the Company entered into the Gilead Collaboration Agreement and the Gilead Equity Agreements under which it received total proceeds of $100.0 million. Under the Gilead Collaboration Agreement, Gilead exclusively licensed to the Company its HPI program and NNPI program, while retaining opt-in rights to these programs and has an option to take an exclusive license, on a program-by-program basis, to all of the Company’s other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or, upon payment of a deferral fee and completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised.

In December 2024, the Company and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable in the agreement and the fees payable to the Company to support an accelerated development plan for 6250. To facilitate this development plan, the Company received a non-refundable payment of $10.0 million from Gilead and the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement is creditable towards future collaboration-related payments payable by Gilead. This credit was applied toward Gilead's opt-in fee paid for the HPI program in December 2025.

In July 2025, the Company entered into a letter agreement with Gilead under which Gilead has agreed to reimburse the Company up to $1.5 million for certain nonclinical study activities, subject to the terms and conditions set forth in the agreement. The letter agreement does not amend any terms of the Gilead Collaboration Agreement.

If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, the Company may opt-in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on its programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development, and commercialization on any optioned programs, and is responsible for all related costs unless the Company opts in to share 40% of all costs and profits in the United States. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh anniversaries of the collaboration.

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

R&D Services

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

In December 2024, the Company determined the First Amendment to the Gilead Collaboration Agreement represented a contract modification within the scope of the revenue from contracts with customers guidance. In July 2025, upon its execution, the Company similarly concluded the letter agreement represented a contract modification under the same guidance. For both modifications, the Company determined no new distinct performance obligations were introduced, there continues to be a single combined performance obligation consisting of a series of distinct R&D Services, and therefore, the remaining services under the modified Gilead Collaboration Agreement are distinct from the R&D Services already provided.

Accordingly, the Company accounted for each modification as a termination of the existing contract and the creation of a new contract. The Company reassessed the transaction price upon each modification and recognized revenue prospectively by reassessing the transaction price and allocating it to the remaining R&D Services.

The amended transaction price as a result of the modification upon entering into the letter agreement in July 2025 was determined to be $54.4 million, consisting of the unrecognized portion of the transaction price under the contract immediately before the modification and $1.5 million of variable consideration for reimbursable costs expected to be incurred pursuant to the letter agreement.

The variable consideration related to the regulatory milestones has not been included in the transaction price as of December 31, 2025, as these amounts remain highly susceptible to factors outside the Company's influence. Any variable consideration related to commercial milestones and royalties will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

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

The Company recognized $37.3 million and $28.5 million of collaboration revenue for R&D Services performed under the Gilead Collaboration Agreement during the years ended December 31, 2025 and 2024, respectively. The Company incurred $0.1 million and $0.3 million in reimbursable expenses due to Gilead during the years ended December 31, 2025 and 2024, respectively.

HPI Program License

In December 2025, Gilead exercised its option to exclusively license the Company's HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. Under the terms of the Gilead Collaboration Agreement, the Company received a $35.0 million payment in connection with Gilead’s exercise of its HPI program. The $35.0 million payment reflects a $45.0 million option fee, net of $10.0 million in accelerated funding the Company received under the First Amendment to the Gilead Collaboration Agreement, which was creditable against future payments. Gilead received an exclusive license to 5366 and 1179 and will have the sole right and responsibility for further clinical development and commercialization of the HPI program.

The Company remains eligible to receive up to $330.0 million in regulatory and commercial milestones, as well as tiered royalties on net sales ranging from the high single-digits to low teens. The Company also has the right to opt in to share 40% of all costs and profits in the United States (the Profit-Share) in lieu of receiving milestones and royalties for that program in the United States after receipt of a development plan and budget from Gilead; The Company has not opted into the Profit-Share as of the date of this report.

The Company determined the exclusive license granted to Gilead for the HPI program was a new contract under the contracts from customers accounting standard as it was deemed an exercise of a marketing offer made pursuant to the original terms of the Gilead Collaboration Agreement and First Amendment. The Company concluded the exclusive license granted to Gilead for the HPI program represents a distinct performance obligation because Gilead can benefit from the license together with readily available resources and its ability to sublicense the rights. The $35.0 million opt-in fee is included in the fixed transaction price. Variable consideration related to regulatory and commercial milestone payments, royalties and cost reimbursements are constrained because such amounts are highly susceptible to factors outside the Company's influence.

The Company recognized $35.0 million of collaboration revenue related to the exclusive license granted for the HPI program at a point in time upon transfer of the license, when Gilead obtained the ability to use and benefit from the license, during the year ended December 31, 2025.

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

Amounts refundable to Arbutus Biopharma were recorded as accrued research and development expenses on the consolidated balance sheet as of December 31, 2024.

Note 9 – HBV Research Agreement with Indiana University

Since September 2013, the Company was party to an exclusive License Agreement with Indiana University Research and Technology Corporation (IURTC) from whom it licensed aspects of the Company’s HBV program held by IURTC. The license agreement required the Company to make milestone payments based upon the successful accomplishment of clinical and regulatory milestones. The aggregate amount of all performance milestone payments under the IURTC license agreement, if all milestones through development were met, was $0.8 million, with a portion having been paid. The Company was obligated to pay IURTC royalty payments based on net sales of the licensed technology as well as a portion of any sublicensing revenue Assembly received. The Company was also required to pay diligence maintenance fees each year to the extent that the royalty, sublicensing, and milestone payments to IURTC were less than such fees for that year. The Company terminated the IURTC license agreement effective April 2024. The Company paid IURTC $0.1 million in diligence maintenance fees during the year ended December 31, 2024, which were included in research and development expenses in the consolidated statements of operations and comprehensive loss.

Note 10 - Income Taxes

Income tax expense is as follows (in thousands):

	Year Ended December 31,
	2025	2024
Current:
State	$—	$330
Income tax expense	$—	$330

The Company adopted ASU 2023-09 prospectively for the year ended December 31, 2025. Prior period disclosures have not been retrospectively adjusted and may not be comparable to the current year presentation under the new standard. The reconciliation between the federal statutory tax rate applied to loss before income taxes and the Company's effective tax rate is summarized as follows (in thousands, except percentages):

	Year Ended December 31,
	2025
	Amount	Percent
Tax computed at federal statutory rate	$(1,286)	21.0%
State tax, net of federal income tax effect (1)	(118)	1.9%
Non-taxable or nondeductible items:
Permanent items	24	-0.4%
Covered employee compensation	121	-2.0%
Share-based payment awards	615	-10.0%
Changes in valuation allowance	(12,986)	212.1%
Tax credits:
Federal research and development tax credits	17,027	-278.1%
Changes in unrecognized tax benefits	(3,397)	55.5%
Income tax expense / Effective tax rate	—	0.0%
(1)
State taxes in California comprise the majority (greater than 50.0%) of the tax effect in this category.

The effective tax rate of the Company's provision for income taxes differs from the federal statutory rate as follows:

Year Ended December 31,
2024
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	8.1%
Research and development tax credits	8.4%
Return to provision adjustments	-4.8%
Uncertain tax positions	-1.7%
Stock-based compensation	-8.4%
Other	-0.5%
Change in valuation allowance	-22.9%
Income taxes provision (benefit)	-0.8%

Income taxes paid, net of refunds received, were not material during the year ended December 31, 2025. The Company paid $0.4 million of income taxes during the year ended December 31, 2024.

Significant components of the Company’s deferred taxes are as follows (in thousands):

	As of December 31,
	2025	2024
Deferred tax assets:
Federal and state-operating loss carryforwards	$123,615	$131,994
Stock-based compensation	7,359	7,078
Capitalized research expense	29,377	35,593
Deferred revenue	9,382	18,484
Operating lease liabilities	668	782
Research and development credits	5,377	18,436
Other	32	53
Total deferred tax assets	175,810	212,420
Valuation allowance	(175,113)	(211,614)
Deferred tax asset, net of valuation allowance	$697	$806

Deferred tax liabilities:
Operating lease right-of-use assets	$(638)	$(777)
Other	(59)	(29)
Total deferred tax liabilities	(697)	(806)
Net deferred tax liability	$—	$—

The Company maintains a valuation allowance on deferred tax assets due to the uncertainty regarding the ability to utilize these deferred tax assets in the future. The valuation allowance decreased by $36.5 million for the year ended December 31, 2025, primarily due to a reduction in the Company's research and development credits and federal and state net operating loss carryforwards resulting from an ownership change under Internal Revenue Code (IRC) Sections 382 and 383 (see below). The valuation allowance increased by $9.2 million for the year ended December 31, 2024, primarily due to an increase in the Company’s federal and state net operating loss carryforwards generated during the year.

Net operating loss and tax credit carryforwards as of December 31, 2025 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$432,835	Indefinite
Net operating losses, federal (pre January 1, 2018)	67,208	2029 - 2037
Net operating loss, state (Indefinite)	880	Indefinite
Net operating loss, state (Definite)	315,530	2029 - 2054
Research and development tax credits, federal	793	2040 - 2045
Research and development tax credits, state	7,521	Indefinite

Pursuant to IRC Sections 382 and 383, use of the Company’s U.S. federal and state net operating loss and research and development income tax credit carryforwards may be limited in the event of a cumulative change in ownership of more than 50% within a three-year period. The Company performed an ownership change study through August 2025 and determined a change in ownership, as defined by IRC Section 382, occurred in December 2010, January 2013, October 2014 and August 2025. As a result, the Company adjusted its federal and California deferred tax assets for net operating loss and research and development carryforwards to reflect attributes which will expire due to the limitation, with a corresponding change to the valuation allowance recorded against such assets. The Company has not completed a similar analysis with respect to its other remaining state net operating loss carryforwards, which totaled $224.1 million as of December 31, 2025, and accordingly, it is possible additional limitations or expirations exist that have not yet been reflected. If further ownership changes occur, additional net operating loss and tax credit carryforwards could be eliminated or restricted. If eliminated, the related deferred tax asset would be removed with a corresponding reduction in the valuation allowance.

The following table summarizes activity related to the Company’s gross unrecognized tax benefits (in thousands):

	As of December 31,
	2025	2024
Balances as of beginning of year	$5,175	$4,495
Decreases related to prior year tax positions	(3,687)	(31)
Increases related to current year tax positions	317	711
Balances as of end of year	$1,805	$5,175

The unrecognized tax benefits, if recognized, would not have an impact on the Company’s effective tax rate assuming the Company continues to maintain a full valuation allowance position. Based on the prior year’s operations and experience, the Company does not expect a significant change to its unrecognized tax benefits over the next twelve months. The unrecognized tax benefits may increase or change during the next year for unexpected or unusual items that arise in the ordinary course of business. In subsequent periods, any interest and penalties related to uncertain tax positions will be recognized as a component of income tax expense. Interest and penalties related to unrecognized tax benefits were not material for the years ended December 31, 2025 and 2024.

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

Note 11 - Operating Leases

In August 2023, the Company entered into a sublease agreement for office and laboratory space in South San Francisco, California to serve as the Company's corporate headquarters. The sublease originally expired in October 2025, with an option to extend through September 2029. In December 2024, the Company amended the sublease to extend the term through September 2029 and modify the base rent payments beginning in January 2025, with scheduled annual rent increases over the remaining lease term. The Company dissolved its China subsidiary in 2024, allowing the lease for its registrational office in Shanghai to expire in March 2024. The Company also leased certain laboratory equipment accounted for as operating leases, the last of which expired in 2025.

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

At December 31, 2025, the Company had operating lease liabilities of $2.6 million and ROU assets of $2.5 million.

The following summarizes quantitative information about the Company’s operating leases (in thousands):

	Year Ended December 31,
	2025	2024
Lease cost
Operating lease cost	$851	$1,417
Short-term lease cost	—	1
Variable lease cost	817	727
Total lease cost, net	$1,668	$2,145

As of December 31, 2025, the weighted-average remaining lease term for operating leases was 3.8 years and the weighted-average discount rate for operating leases was 10.0%.

As of December 31, 2025, the maturities of the Company’s operating lease liabilities were as follows (in thousands):

2026	$806
2027	834
2028	863
2029	671
Total	3,174
Less: present value discount	(546)
Operating lease liabilities	$2,628

Note 12 - Employee Benefit Plan

In January 2018, the Company established a defined contribution 401(k) plan (the Plan) for all employees who are at least 21 years of age. Employees are eligible to participate in the Plan upon commencement of employment. Under the terms of the Plan, employees may make voluntary contributions as a percentage of compensation. The Plan also permits the Company to make discretionary matching contributions. The Company made discretionary matching contributions of $0.8 million and $0.7 million for the Plan during the years ended December 31, 2025 and 2024, respectively.

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

Operating expenses include all costs necessary to operate the Company's business, primarily consisting of research and development and general and administrative expenses directly related to advancing the Company's programs. These expenses are reviewed by the CODM on a consolidated basis as part of evaluating the Company's overall financial performance. During the years ended December 31, 2025 and 2024, the Company generated all of its collaboration revenue from Gilead, who is a related party (see Notes 3 - Related Party and 8 - Collaboration Agreements). For the years ended December 31, 2025 and 2024, all of the Company's revenue and long-lived assets were in the United States.

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Year Ended December 31,
	2025	2024
Collaboration revenue from a related party	$72,303	$28,520
Less:
External program expenses:
ABI-5366	9,353	6,215
ABI-1179	8,119	4,239
ABI-6250	5,780	6,396
ABI-4334	890	2,646
ABI-7272 (1)	2,300	—
Research and discovery	8,161	8,985
Vebicorvir	—	(43)	(2)
Total external program expenses	34,603	28,438
Employee and contractor-related expenses (3)	26,729	23,819
Facility and other expenses	3,481	3,676
Total research and development	64,813	55,933
General and administrative (3)	19,608	18,007
Interest and other income, net	(5,996)	(5,573)
Income tax expense	—	330
Net loss	$(6,122)	$(40,177)
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