Form 10-Q
period 2026-03-31
ASSEMBLY BIOSCIENCES, INC.
filed 2026-05-07
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 15,892,608 shares of the registrant’s common stock outstanding.

References to Assembly Biosciences, Inc.

Throughout this Quarterly Report on Form 10-Q, the “Company,” “Assembly,” “we,” “us,” and “our,” except where the context requires otherwise, refer to Assembly Biosciences, Inc. and its consolidated subsidiaries, and “board of directors” refers to the board of directors of Assembly Biosciences, Inc.

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 19, 2026 (2025 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see Part II, Item 1A in this Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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
•
We rely on data provided by third parties that has not been independently verified.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	March 31,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$31,120	$58,450
Marketable securities	195,481	189,656
Accounts receivable from collaboration with a related party	451	974
Prepaid expenses and other current assets	5,561	5,469
Total current assets	232,613	254,549

Property and equipment, net	214	221
Operating lease right-of-use (ROU) assets	2,369	2,508
Other assets	312	312
Total assets	$235,508	$257,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,129	$1,171
Accrued research and development expenses	1,538	2,387
Other accrued expenses	2,664	7,749
Deferred revenue from a related party	29,076	36,904
Operating lease liabilities - short-term	590	569
Total current liabilities	34,997	48,780

Operating lease liabilities - long-term	1,901	2,059
Total liabilities	36,898	50,839

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 15,892,353 and 15,855,329 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	16	16
Additional paid-in capital	1,040,088	1,038,823
Accumulated other comprehensive loss	(368)	(41)
Accumulated deficit	(841,126)	(832,047)
Total stockholders' equity	198,610	206,751
Total liabilities and stockholders' equity	$235,508	$257,590

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Collaboration revenue from a related party	$8,213	$9,419

Operating expenses
Research and development	14,900	14,851
General and administrative	4,683	4,509
Total operating expenses	19,583	19,360
Loss from operations	(11,370)	(9,941)

Other income
Interest and other income, net	2,291	1,123
Total other income	2,291	1,123
Net loss	$(9,079)	$(8,818)

Other comprehensive loss
Unrealized loss on marketable securities	327	42
Comprehensive loss	$(9,406)	$(8,860)

Net loss per share, basic and diluted	$(0.54)	$(1.17)
Weighted average common shares outstanding, basic and diluted	16,900,232	7,506,321

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2025	15,855,329	$16	$1,038,823	$(41)	$(832,047)	$206,751
Issuance of common stock upon exercise of stock options	7,376	—	149	—	—	149
Issuance of common stock for settlement of restricted stock units (RSUs)	29,648	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(327)	—	(327)
Stock-based compensation	—	—	1,116	—	—	1,116
Net loss	—	—	—	—	(9,079)	(9,079)
Balance as of March 31, 2026	15,892,353	$16	$1,040,088	$(368)	$(841,126)	$198,610

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Unrealized loss on marketable debt securities	—	—	—	(42)	—	(42)
Stock-based compensation	—	—	712	—	—	712
Net loss	—	—	—	—	(8,818)	(8,818)
Balance as of March 31, 2025	7,618,885	$8	$862,121	$(253)	$(834,743)	$27,133

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(9,079)	$(8,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26	33
Stock-based compensation	1,116	712
Net accretion of investments in marketable debt securities	(789)	(508)
Non-cash rent expense	204	219
Changes in operating assets and liabilities:
Accounts receivable from collaboration with a related party	523	—
Prepaid expenses and other current assets	(92)	(1,075)
Accounts payable	(42)	290
Accrued research and development expenses	(849)	(167)
Other accrued expenses	(5,085)	(4,560)
Deferred revenue from a related party	(7,828)	(9,419)
Operating lease liabilities	(202)	(146)
Net cash used in operating activities	(22,097)	(23,439)

Cash flows from investing activities
Proceeds from maturities of marketable securities	57,600	26,432
Purchases of marketable securities	(62,963)	(19,846)
Purchases of property and equipment	(19)	—
Net cash (used in) provided by investing activities	(5,382)	6,586

Cash flows from financing activities
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	1,922
Proceeds from the exercise of stock options	149	—
Net cash provided by financing activities	149	1,922

Net decrease in cash and cash equivalents	(27,330)	(14,931)
Cash and cash equivalents at the beginning of the period	58,450	38,344
Cash and cash equivalents at the end of the period	$31,120	$23,413

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, ABI-5366 (5366) and ABI-1179 (1179); (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, ABI-6250 (6250); and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points, ABI-4334 (4334). The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, ABI-7272 (7272), which is currently undergoing studies to enable a regulatory filing, and the Company has additional research programs against multiple antiviral targets. In December 2025, pursuant to the collaboration with Gilead Sciences, Inc. (Gilead), Gilead exercised its option to license the Company's HPI program, including its long-acting investigational candidates 1179 and 5366. For additional information, see Note 8 - Collaboration Agreements. The Company operates in one segment and is headquartered in South San Francisco, California (see Note 9 - Segment Reporting).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration or an applicable foreign regulatory agency. Since the Company’s initial public offering, its operations have been financed through the sale of equity securities and payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. As of March 31, 2026, the Company held cash, cash equivalents and marketable securities of $226.6 million. Management believes the Company currently has sufficient funds to meet its operating requirements beyond one year from the date these unaudited condensed consolidated financial statements are issued.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025, which are contained in the 2025 Annual Report. The results for the three months ended March 31, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates for revenue recognition, including the standalone selling price for the allocation of the transaction price to performance obligations and cost-based inputs, and costs incurred but not yet invoiced for research and development accruals.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2026	2025
Numerator:
Net loss	$(9,079)	$(8,818)
Denominator:
Weighted average common shares outstanding - basic and diluted	16,900,232	7,506,321
Net loss per share - basic and diluted	$(0.54)	$(1.17)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	March 31,
	2026	2025
Warrants to purchase common stock	9,487,477	814,000
Options to purchase common stock	1,171,159	1,191,943
Common stock subject to purchase under ESPP	17,998	39,181
Unvested RSUs	461,339	86,999
Unvested performance stock units (PSUs)	225,000	15,832
Total	11,362,973	2,147,955

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

Note 3 – Related Party

In October 2023, the Company entered into the Option, License and Collaboration Agreement, as amended (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead. Following the Company entering into the Gilead Equity Agreements, and as of March 31, 2026, Gilead is considered a related party based on its ownership of the Company's common stock.

As of March 31, 2026, the Company recorded $0.5 million in accounts receivable from collaboration on the condensed consolidated balance sheet for reimbursable costs incurred under the Gilead Collaboration Agreement. The Company recognized $8.2 million and $9.4 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended March 31, 2026 and 2025, respectively. See Note 8 - Collaboration Agreement for additional details.

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

Investments in marketable securities consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$29,364	$—	$—	$29,364
Total cash equivalents	29,364	—	—	29,364
Short-term marketable securities
Corporate debt securities	39,828	1	(38)	39,791
Asset-backed securities	11,977	6	—	11,983
U.S. treasury securities	134,523	32	(84)	134,471
Commercial paper	9,248	—	(12)	9,236
Total short-term marketable securities	195,576	39	(134)	195,481
Total cash equivalents and marketable securities	$224,940	$39	$(134)	$224,845

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	37,329	34	—	37,363
Asset-backed securities	11,970	19	—	11,989
U.S. treasury securities	123,267	170	—	123,437
Commercial paper	16,858	9	—	16,867
Total short-term marketable securities	189,424	232	—	189,656
Total cash equivalents and marketable securities	$247,418	$232	$—	$247,650

There were no realized gains and losses for the three months ended March 31, 2026 and 2025. As of March 31, 2026, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. There were no investments in an unrealized loss position as of December 31, 2025. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale marketable securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of March 31, 2026 and December 31, 2025.

Accrued interest receivable was $1.0 million and $1.5 million as of March 31, 2026 and December 31, 2025, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three months ended March 31, 2026 and 2025.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$29,364	$—	$—	$29,364
Total cash equivalents	29,364	—	—	29,364
Short-term marketable securities
Corporate debt securities	—	39,791	—	39,791
Asset-backed securities	—	11,983	—	11,983
U.S. treasury securities	—	134,471	—	134,471
Commercial paper	—	9,236	—	9,236
Total short-term marketable securities	—	195,481	—	195,481
Total assets measured at fair value	$29,364	$195,481	$—	$224,845

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	—	37,363	—	37,363
Asset-backed securities	—	11,989	—	11,989
U.S. treasury securities	—	123,437	—	123,437
Commercial paper	—	16,867	—	16,867
Total short-term marketable securities	—	189,656	—	189,656
Total assets measured at fair value	$57,994	$189,656	$—	$247,650

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued expenses:
Accrued compensation	$2,365	$7,523
Accrued professional fees and other	299	226
Total accrued expenses	$2,664	$7,749

Note 6 – Stockholders’ Equity

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (the ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. The Company did not sell any shares of common stock under the ATM during the three months ended March 31, 2026. During the three months ended March 31, 2025, the Company sold 161,645 shares of common stock under the ATM, for which the Company received net proceeds of $1.9 million, after deducting commissions, fees and expenses.

Warrants

The following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

Issue Date	Exercisable Date	Expiration Date	Exercise Price per Share	March 31, 2026	December 31, 2025
6/16/2024	6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/17/2024	6/18/2029	$17.00	179,500	179,500
8/11/2025	8/11/2025	No expiration	$0.001	1,040,820	1,040,820
8/11/2025	8/11/2025	8/11/2030 (1)	$21.60	4,209,187	4,209,187
8/11/2025	11/15/2026 (2)	12/31/2026 (2)	$21.60	4,464,290	4,464,290
				10,528,297	10,528,297
(1)
These Class A warrants will expire 30 days following the public announcement that the Company completed enrollment (of at least 200 patients total) in the Phase 2 clinical study evaluating 5366 versus valacyclovir if prior to August 11, 2030.
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

Holders of all warrants and pre-funded warrants cannot exercise any portion of the warrants to the extent they would beneficially own more than the limits defined in the warrant agreements. The exercise price and number of shares of the Company's common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis. No warrants were exercised during the three months ended March 31, 2026 and 2025.

Note 7 – Stock-Based Compensation

The following tables summarize the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands), classified by expense type and award type:

	Three Months Ended March 31,
	2026	2025
Research and development	$632	$363
General and administrative	484	349
Total stock-based compensation expense	$1,116	$712

	Three Months Ended March 31,
	2026	2025
Stock options	$512	$548
RSUs	158	89
PSUs	359	—
ESPP	87	75
Total stock-based compensation expense	$1,116	$712

As of March 31, 2026, there was $14.8 million of total unrecognized stock-based compensation related to all outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 2.2 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended March 31,
	2026	2025
Exercise price	$33.74	$10.62 - $17.15
Expected volatility	80.2% - 83.5%	81.9% - 86.4%
Risk-free rate	3.76% - 3.91%	3.97% - 4.42%
Expected term (years)	5.5 - 7.0	5.5 - 7.0
Expected dividend yield	0%	0%

Note 8 - Collaboration Agreement

The following tables present changes in the Company’s contract liabilities and revenue recognized under the Gilead Collaboration Agreement (in thousands):

Contract liabilities:
Deferred revenue balance at December 31, 2025	$36,904
Additions	385
Revenue recognized	(8,213)
Deferred revenue balance at March 31, 2026	$29,076

	Three Months Ended March 31,
	2026	2025
Collaboration revenue from a related party recognized in the period from:
Amounts included in deferred revenue from a related party at the beginning of the period	$8,213	$9,419
Performance obligations satisfied in previous period	$—	$—

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

If Gilead exercises its opt-in right to any current or future program under the collaboration, the Company is eligible to receive up to $330.0 million in potential regulatory and commercial milestones on that program, in addition to royalties ranging from the high single-digits to high teens, depending on the clinical stage of the program at the time of the opt-in. Following Gilead’s exercise of its option for each program, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating loss in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States, unless the Company later opts out of the cost/profit share for the program. Prior to Gilead’s potential exercise of its opt-in, the Company will be primarily responsible for all discovery, research and development on its programs and the two Gilead-contributed programs. Following Gilead’s opt-in, Gilead will control the further discovery, research, development and commercialization on any optioned programs. During the term, Gilead will continue to support the collaboration through extension fees of $75.0 million in each of the third, fifth and seventh anniversaries of the collaboration.

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

R&D Services

At the commencement of the arrangement and after subsequent amendments, the Company concluded Gilead was a customer and accordingly, the Gilead Collaboration Agreement was within the scope of the revenue from contracts with customers guidance. The Company identified a single combined performance obligation for the discovery, research and development services (the R&D Services) consisting of a series of distinct services that are substantially the same and have the same pattern of transfer. The Company concluded the R&D Services were distinct from Gilead's right to obtain an exclusive license to any of the Company's programs as Gilead benefits from the knowledge and expertise gained from the R&D Services and the Company's know-how is not highly specialized in nature. Gilead could perform the R&D Services themselves, particularly considering Gilead contributed its HPI and NNPI programs and Gilead may continue to conduct development activities on programs being developed under the Gilead Collaboration Agreement. None of the options in the contract were deemed to be separate performance obligations as the options did not provide any discounts or other rights which would be considered a material right in the arrangement.

The transaction price as of March 31, 2026 was determined to be $54.4 million. The transaction price is reflected as collaboration revenue when realized in the Company’s condensed consolidated statements of operations.

The variable consideration related to the regulatory milestones has not been included in the transaction price as of March 31, 2026, as these amounts remain highly susceptible to factors outside the Company's influence. Any variable consideration related to commercial milestones and royalties will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

As of March 31, 2026, the Company recorded $0.5 million in accounts receivable from collaboration on the condensed consolidated balance sheet for reimbursable costs incurred for R&D Services under the Gilead Collaboration Agreement.

The Company recognized $8.2 million and $9.4 million of collaboration revenue for R&D Services performed under the Gilead Collaboration Agreement during the three months ended March 31, 2026 and 2025, respectively.

The Company incurred $0.1 million in reimbursable expenses due to Gilead in each of the three months ended March 31, 2026 and 2025.

HPI Program License

In December 2025, Gilead exercised its option to exclusively license the Company's HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. Under the terms of the Gilead Collaboration Agreement, the Company received a $35.0 million payment in connection with Gilead’s exercise of its HPI program. The $35.0 million payment reflects a $45.0 million option fee, net of $10.0 million in accelerated funding the Company received under the First Amendment to the Gilead Collaboration Agreement, which was creditable against future payments. Gilead received an exclusive license to 5366 and 1179 and will have the sole right and responsibility for further clinical development and commercialization of the HPI program. The Company recognized $35.0 million of collaboration revenue related to the exclusive license granted for the HPI program at a point in time upon transfer of the license, when Gilead obtained the ability to use and benefit from the license, in December 2025.

The Company remains eligible to receive up to $330.0 million in regulatory and commercial milestones, as well as tiered royalties on net sales ranging from the high single-digits to low teens. The Company also has the right to opt in to share 40% of all costs and profits in the United States (the Profit-Share) in lieu of receiving milestones and royalties for that program in the United States after receipt of a development plan and budget from Gilead. Variable consideration related to regulatory and commercial milestone payments, royalties and cost reimbursements are constrained as of March 31, 2026 because such amounts are highly susceptible to factors outside the Company's influence.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Three Months Ended March 31,
	2026	2025
Collaboration revenue from a related party	$8,213	$9,419
Less:
External program expenses:
5366	377	1,680
1179	1,786	734
6250	1,489	2,445
4334	2	426
7272 (1)	303	752
Research and discovery	2,966	1,776
Total external program expenses	6,923	7,813
Employee and contractor-related expenses (2)	6,854	6,214
Facility and other expenses	1,123	824
Total research and development	14,900	14,851
General and administrative (2)	4,683	4,509
Interest and other income, net	(2,291)	(1,123)
Net loss	$(9,079)	$(8,818)

(1)
In October 2025, the Company transitioned its discovery and development from ABI-7423 to its parent molecule, 7272, which is currently in regulatory filing-enabling preclinical studies.
(2)
Includes stock-based compensation expense, see Note 7 - Stock-Based Compensation for further details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The condensed consolidated financial statements and this Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2025 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on March 19, 2026 (2025 Annual Report). In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those expressed or implied in any forward-looking statements as a result of various factors, including those set forth under “Part I. Item 1A. Risk Factors” in our 2025 Annual Report and “Part II. Item 1A. Risk Factors” in this report.

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, ABI-5366 (5366) and ABI-1179 (1179); (2) an orally bioavailable hepatitis delta virus (HDV) entry inhibitor, ABI-6250 (6250); and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points, ABI-4334 (4334). Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, ABI-7272 (7272), which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple antiviral targets. In December 2025, pursuant to our collaboration with Gilead Sciences, Inc. (Gilead and the Gilead Collaboration), Gilead exercised its option to license our HPI program for the treatment of recurrent genital herpes, including our long-acting investigational candidates 1179 and 5366. For additional information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

Our Clinical Programs and Regulatory Filing-Enabling Program

2025 was a pivotal year for us, as we reported data readouts for 5366, 1179, 6250 and 4334. We also nominated 7272 and advanced it into regulatory-enabling studies. In 2026, we continued to progress each of these investigational product candidates.

•
5366 and 1179 – All participants in the Phase 1a/b studies have completed dosing and follow up, reinforcing continued confidence in the safety and efficacy findings previously disclosed for both candidates. The transition of the HPI program to Gilead is on-going.
•
6250 – All participants in the Phase 1a study have completed dosing and follow up. Chronic toxicology studies have been completed, establishing support for anticipated Phase 2 doses. Preparation for Phase 2 clinical studies is on-going, with initiation expected in the fourth quarter of 2026.
•
7272 – Undergoing regulatory filing-enabling studies.
•
4334 – Initiated process to identify potential partners was initiated in the first quarter; we do not plan to advance 4334 further without a partner.

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

5366 was observed to be well-tolerated at all dose levels tested in the Phase 1b portion of the study. The two weekly oral cohorts as well as the monthly oral cohort are complete and unblinded safety data has been reported. Across all cohorts, the proportion of participants reporting treatment-emergent adverse events (AEs) was similar between 5366 and placebo recipients, and all were Grade 1 or Grade 2. One Grade 3 AE was reported, hypertriglyceridemia, in a participant with relevant medical history who had Grade 4 elevated triglycerides pre-dose on Day 1. This AE resulted in study discontinuation but was not considered treatment related. The proportion of participants reporting treatment-emergent lab abnormalities was similar in 5366 and placebo recipients with the majority being Grade 1 or Grade 2. There were three participants with treatment-emergent Grade 3 lab abnormalities across all cohorts, all of which are considered unrelated to assigned treatment; one participant with exercise-associated elevation in creatine kinase (150/30 mg QW); one participant with an elevation of cholesterol in the follow up period, which participant had a Grade 2 elevation at baseline (350 mg QW); and one participant, who was dosed with placebo, with decreased neutrophils. There did not appear to be a dose-response relationship in either the frequency or severity of the treatment-emergent AEs or lab abnormalities. No serious AEs have been reported to date.

All participants in the Phase 1b portion of the 5366 study have completed dosing and follow up. The observed PK profile continues to support once-weekly dosing and the potential for once-monthly oral dosing regimens. Additionally, all chronic toxicology studies have been completed. With these data, 5366 is ready to move into a Phase 2 clinical study.

The 5366 data reported in August and December 2025 was presented in an oral presentation and two poster presentations at the Congress of the European Society of Clinical Microbiology and Infectious Diseases (ESCMID) in Munich, Germany in April 2026.

In addition to 5366, 1179, a structurally-differentiated HPI with single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile to date that is supportive of a potential long-acting treatment by once-weekly oral administration is also in clinical development. We reported interim data from two oral weekly dose cohorts in the Phase 1b portion of the 1179 study in December 2025. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 98% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period in the 50 mg weekly dose cohort. This reduction exceeded our target for the study of an 80-85% reduction in HSV-2 shedding rate. Further, data revealed a 91% reduction in virologically confirmed lesion rate compared to placebo (p<0.01) with the 50 mg weekly dose. There was also a >99% reduction in the number of samples with high viral load, a potential surrogate for HSV-2 transmission and a secondary endpoint.

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

All participants in the Phase 1b portion of the 1179 study have completed dosing and follow up. With these data, 1179 can move directly into Phase 2 enabling studies for a once-weekly treatment regimen, subject to the completion of chronic toxicology studies, which are underway. The 1179 data reported in December 2025 was presented at ESCMID in April 2026.

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 to 72 million HBV infected people. These individuals infected with HDV, which comprise an estimated 4.5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first therapy approved is only approved in the European Economic Area (EEA), the UK, Switzerland, Australia and Canada. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in the EEA, the UK, Switzerland, Australia and Canada, a large, complex peptide inhibitor that requires daily injections, bulevirtide. There are no approved HDV treatments in the United States. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide inhibitor of NTCP, is the only approved therapy for HDV. 6250 has the same clinically-validated MOA as bulevirtide. The binding of NTCP-targeted HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

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

Given the predicted 6250 accumulation driven by the long half-life and the observed elevations of TBAs for the single-dose cohorts, doses at and below 1 mg daily were selected for the multiple-dose cohorts to characterize the lower end of the dose-response curve. Elevation of TBAs was observed for both the 0.2 mg and 1 mg daily multiple-dose cohorts at levels similar to or greater than those seen with steady-state dosing of bulevirtide, consistent with the respective 6250 exposures. Minimal TBA elevation was observed in the 0.05 mg daily multiple-dose cohort.

Treatment-emergent AEs and laboratory abnormalities were all Grade 1 or 2 in severity with the majority being Grade 1. There were no serious AEs in any dose cohort. No protocol defined stopping criteria were met. There were no clinically significant electrocardiogram abnormalities or patterns of AEs noted.

One Grade 2 alanine transminase (ALT) elevation was observed in the cohort evaluating the highest single-dose level of 25 mg. In this cohort, off-target engagement of other liver transporters was also seen as indicated by elevated CP-1 levels. Grade 1 ALT elevations were observed at a low frequency across the other cohorts. All ALT elevations were self-limited, and none were accompanied with elevations in bilirubin or other markers of liver injury. The elevations resolved in the study period with ongoing drug exposure due to 6250's four-day half-life.

All participants in the Phase 1a study have completed dosing and follow up. The chronic toxicology studies to enable longer term dosing are complete, and we are preparing for Phase 2 clinical studies, with Phase 2 initiation expected in the fourth quarter of 2026.

6250 Phase 1a data will be presented at the European Association for the Study of the Liver Congress taking place in Barcelona, Spain in May 2026.

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

In March 2026, Gilead declined to either exercise its option to license 4334 or defer its option until completion of Phase 2 studies. As a result, we retain full control of 4334, including the right to evaluate partnering opportunities for 4334 outside of the Gilead Collaboration. We are actively evaluating partnering opportunities for 4334 and have initiated a process to find potential partners. We do not plan to advance 4334 further without a partner.

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

7272, our development candidate in our NNPI program, is currently in regulatory filing-enabling nonclinical studies.

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

Also in October 2023, we and Gilead entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), which were both amended in June 2024. The Gilead Equity Agreements include a three-year standstill provision and a two-year lockup provision (which has expired), each with customary exceptions, and provide Gilead with certain other stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors. In December 2023, Gilead designated Tomas Cihlar, Ph.D. to serve on our board of directors, and in March 2024, Gilead designated Robert D. Cook II to serve on our board of directors.

As of March 31, 2026, Gilead held (1) approximately 28.4% of our outstanding common stock, (2) a warrant to purchase up to 179,500 shares of our common stock at a price of $17.00 per share, which was acquired in a financing transaction in 2024 (the 2024 Warrant), (3) a Class A warrant to purchase up to 1,147,960 shares of our common stock at a price of $21.60 per share (Class A Warrant), which was acquired in a financing transaction in 2025 (the 2025 Financing) and (4) a Class B Warrant to purchase up to 1,147,960 shares of our common stock at a price of $21.60 per share (Class B Warrant), which was also acquired in the 2025 Financing. The 2024 Warrant is exercisable and expires on June 18, 2029. The Class A Warrant is also exercisable and expires on or prior to the earlier of (a) August 11, 2030 (five years from the date of issuance) and (b) the date that is 30 days after the public announcement that we have completed enrollment of at least 200 patients for our Phase 2 clinical study evaluating 5366 versus valacyclovir. The Class B Warrant is exercisable between November 15, 2026 and December 31, 2026, provided that if, prior to November 15, 2026, we publicly announce that we have received at least $75.0 million in the aggregate of non-dilutive capital in connection with a collaboration agreement, then the Class B Warrant automatically terminates in full.

Option Exercise

In December 2025, Gilead exercised its option to exclusively license our HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. This is the first program that Gilead will advance under the Gilead Collaboration.

Under the terms of the Gilead Collaboration Agreement, we received a net $35 million payment in connection with Gilead’s exercise of our HPI program. The net $35 million payment reflects a $45 million option fee, net of $10 million in accelerated funding that we received under the First Amendment to the Gilead Collaboration Agreement, which was creditable against future payments. Gilead received an exclusive license to 5366 and 1179 and will have the sole right and responsibility for further clinical development and commercialization of the HPI program.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2026 and 2025

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Collaboration revenue from a related party	$8,213	$9,419	$(1,206)	(13%)

Collaboration revenue was $8.2 million for the three months ended March 31, 2026 compared to $9.4 million for the same period in 2025. The $1.2 million decrease reflects the timing of activities performed and progress toward completion of services under the Gilead Collaboration Agreement.

Research and Development Expenses

Research and development expenses consist primarily of employee-related expenses, fees paid to contract resource organizations and contract manufacturing organizations, lab supplies and other third-party expenses that support our research and discovery, nonclinical and clinical activities. External program costs represent a significant portion of our research and development expenses, which we track by product candidate once it has been nominated. We use our employee and infrastructure resources, as well as certain third-party costs, across multiple research and development programs, and we do not specifically allocate these costs to our programs.

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
External program expenses:
5366	$377	$1,680	$(1,303)	(78%)
1179	1,786	734	1,052	143%
6250	1,489	2,445	(956)	(39%)
4334	2	426	(424)	(100%)
7272 (1)	303	752	(449)	(60%)
Research and discovery	2,966	1,776	1,190	67%
Total external program expenses	6,923	7,813	(890)	(11%)
Employee and contractor-related expenses	6,854	6,214	640	10%
Facility and other expenses	1,123	824	299	36%
Total research and development expenses	$14,900	$14,851	$49	0%
(1)
In October 2025, we transitioned our discovery and development from ABI-7423 to its parent molecule, 7272, which is currently in regulatory filing-enabling preclinical studies.

Research and development expenses remained flat at $14.9 million for both the three months ended March 31, 2026 and 2025. Employee-related expenses increased due to higher headcount, annual salary adjustments, and stock-based compensation expense associated with performance-based restricted stock units granted in mid-2025. This increase was partially offset by external program expenses, which mostly decreased due to the completion of clinical trials, partially offset by increases in our research and discovery efforts.

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

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
General and administrative expenses	$4,683	$4,509	$174	4%

General and administrative expenses were $4.7 million for the three months ended March 31, 2026 compared to $4.5 million for the same period in 2025. The $0.2 million increase was primarily driven by an increase in stock-based compensation expense associated with performance-based restricted stock units granted in mid-2025.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended March 31,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Interest and other income, net	$2,291	$1,123	$1,168	104%

Interest and other income, net was $2.3 million for the three months ended March 31, 2026, compared to $1.1 million for the same period in 2025. The $1.2 million increase was primarily due to a larger portfolio balance following the investment of proceeds from our financing transaction in August 2025, as well as proceeds received from the $35.0 million payment from Gilead for an exclusive license to our HPI program in December 2025.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through March 31, 2026 principally through equity financings, raising an aggregate of $821.8 million in net proceeds, and strategic collaborations, raising an aggregate of $236.2 million.

Cash Flows for the Three Months Ended March 31, 2026 and 2025

The following table summarizes our cash flow activities (in thousands):

	Three Months Ended March 31,
	2026	2025
Net cash used in operating activities	$(22,097)	$(23,439)
Net cash (used in) provided by investing activities	(5,382)	6,586
Net cash provided by financing activities	149	1,922
Net decrease in cash and cash equivalents	$(27,330)	$(14,931)

Operating Activities

Net cash used in operating activities was $22.1 million for the three months ended March 31, 2026, compared to $23.4 million for the same period in 2025. The decrease was primarily attributable to the timing of vendor invoicing and payments, particularly as the Phase 1a/b studies for 5366 and 1179 were completed during the current period.

Investing Activities

Net cash used in investing activities was $5.4 million for the three months ended March 31, 2026, compared to net cash provided by investing activities of $6.6 million for the same period in 2025. The change was primarily due to our purchases of marketable securities during the current period as we invested excess cash and cash equivalents, including proceeds received in December 2025 from the $35.0 million payment from Gilead for an exclusive license to our HPI program. In contrast, during the prior year, proceeds from maturing securities were primarily used to fund operations.

Financing Activities

Net cash provided by financing activities was $0.1 million for the three months ended March 31, 2026, compared to $1.9 million for the same period in 2025. The change was primarily due to proceeds from the sale of shares of our common stock under "at-the-market" offerings during the three months ended March 31, 2025. We did not sell any shares of our common stock under "at-the-market" offerings for the three months ended March 31, 2026.

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

As of March 31, 2026, we held cash, cash equivalents and marketable securities of $226.6 million. Based on our current operating plan, we believe we have sufficient funds to meet our operating requirements into 2028. We have based our estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

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

Critical Accounting Estimates

Our critical accounting policies and significant estimates are detailed in our 2025 Annual Report. There have been no material changes to our significant estimates from those previously disclosed in our 2025 Annual Report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended March 31, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have sufficient facilities or resources to conduct all our anticipated nonclinical and clinical studies internally. As a result, we contract with CROs to conduct a significant portion of the nonclinical and clinical studies required for regulatory approval for our product candidates. Our reliance on CROs reduces our control over these activities but does not relieve us of our responsibilities. For example, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal and regulatory requirements and scientific standards, including, in the case of clinical studies, Good Clinical Practices (GCPs), even if the study is conducted by a CRO. In the event CROs fail to perform their duties in such a fashion or we are unable to retain or continue with CROs on acceptable terms, we may be unable to complete our clinical studies and may fail to obtain regulatory approval for our product candidates.

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

We rely on data provided by third parties that has not been independently verified and could prove to be false, misleading or incomplete.

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

We have net operating loss carryforwards due to losses generated before January 1, 2018, which if not utilized, will begin to expire in 2029. If we are unable to generate sufficient taxable income to utilize our net operating loss carryforwards, pre-2018 carryforwards could expire unused and be unavailable to offset future income tax liabilities.

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

Even if we comply with all FDA requirements, the FDA might ultimately refuse to approve one or more of our NDAs. We cannot be sure that we will ever obtain regulatory approval to commercialize any of our current or future product candidates. In foreign jurisdictions, we are subject to regulatory approval processes and risks similar to those associated with the FDA described above. We cannot assure you that we will receive the approvals necessary to commercialize our product candidates for sale outside the United States.

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

Healthcare providers, physicians and others play a primary role in the recommendation and prescription of any products for which we obtain regulatory approval. If we obtain FDA approval for any of our drug candidates and begin commercializing those drugs in the United States, our operations may be subject to various federal and state fraud and abuse laws, including the federal Anti-Kickback Statute, the federal False Claims Act, and physician payment sunshine laws and regulations. Additionally, we are subject to state and non-U.S. equivalents of each of the healthcare laws described above, among others, some of which may be broader in scope and may apply regardless of the payor. These laws may impact, among other things, our proposed sales, marketing and education programs. For example, there are federal and state healthcare laws and regulations that govern prescription drug marketing practices, including off-label promotion, and increased scrutiny of direct-to-consumer advertisements. In addition, we may be subject to patient privacy regulation by both the federal government and the states and foreign jurisdictions in which we conduct our business. Additionally, clinical trial activities can present enforcement risk where data integrity issues arise or there are concerns regarding the financial arrangements between clinical trial sponsors and physician employees or consultants, investigators or sites when federal healthcare programs reimburse trial-related costs. If we fail to comply with any applicable federal, state or foreign legal requirement, we could be subject to penalties.

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

If we or any of the physicians or other providers or entities with whom we do business with are found to be not in compliance with applicable laws, such noncompliance may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs, which may also adversely affect our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

10.1#	2026 Corporate Bonus Plan.		Form 8-K	03/30/2026	10.1

10.2#	Amendment No. 1 to Amended and Restated Employment Agreement, dated March 26, 2026, between Assembly Biosciences, Inc. and Jason A. Okazaki.		Form 8-K	03/30/2026	10.2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as inline XBRL and contained in Exhibits 101	X

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

Assembly Biosciences, Inc.

Date: May 7, 2026	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer)

Date: May 7, 2026	By:	/s/ Jeanette M. Bjorkquist
Jeanette M. Bjorkquist
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)