Form 10-Q
period 2026-06-30
ASSEMBLY BIOSCIENCES, INC.
filed 2026-08-13
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 7, 2026, there were 20,360,596 shares of the registrant’s common stock outstanding.

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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see Part II, Item 1A in this Quarterly Report on Form 10-Q for the period ended June 30, 2026.

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

•
We rely on contract research organizations (CROs) to conduct some of our nonclinical and clinical studies due to our lack of suitable facilities and resources. In addition, parts of our business are reliant on CROs, vendors, suppliers and other service providers in locations outside of the United States, including China.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	June 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$32,286	$58,450
Marketable securities	288,075	189,656
Accounts receivable from collaboration with a related party	822	974
Prepaid expenses and other current assets	6,795	5,469
Total current assets	327,978	254,549

Property and equipment, net	315	221
Operating lease right-of-use (ROU) assets	2,227	2,508
Other assets	312	312
Total assets	$330,832	$257,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$1,180	$1,171
Accrued research and development expenses	2,007	2,387
Other accrued expenses	3,342	7,749
Deferred revenue from a related party	16,304	36,904
Operating lease liabilities - short-term	612	569
Total current liabilities	23,445	48,780

Operating lease liabilities - long-term	1,738	2,059
Total liabilities	25,183	50,839

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of June 30, 2026 and December 31, 2025; 19,850,342 and 15,855,329 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	20	16
Additional paid-in capital	1,151,235	1,038,823
Accumulated other comprehensive loss	(623)	(41)
Accumulated deficit	(844,983)	(832,047)
Total stockholders' equity	305,649	206,751
Total liabilities and stockholders' equity	$330,832	$257,590

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue from a related party	$13,374	$9,626	$21,587	$19,045

Operating expenses
Research and development	14,917	16,125	29,817	30,976
General and administrative	4,801	4,594	9,484	9,103
Total operating expenses	19,718	20,719	39,301	40,079
Loss from operations	(6,344)	(11,093)	(17,714)	(21,034)

Other income
Interest and other income, net	2,487	895	4,778	2,018
Total other income	2,487	895	4,778	2,018
Net loss	$(3,857)	$(10,198)	$(12,936)	$(19,016)

Other comprehensive loss
Unrealized loss on marketable securities	255	26	582	68
Comprehensive loss	$(4,112)	$(10,224)	$(13,518)	$(19,084)

Net loss per share, basic and diluted	$(0.20)	$(1.33)	$(0.72)	$(2.51)
Weighted average common shares outstanding, basic and diluted	18,853,646	7,655,854	17,882,335	7,581,501

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2026	15,892,353	$16	$1,040,088	$(368)	$(841,126)	$198,610
Issuance of common stock and pre-funded warrants in an underwritten offering, net of issuance costs (including related party purchase of 471,698 shares of common stock for $12,500)	3,924,642	4	108,076	—	—	108,080
Issuance of common stock upon exercise of stock options	16,784	—	230	—	—	230
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	16,488	—	425	—	—	425
Issuance of common stock for settlement of restricted stock units (RSUs)	75	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(255)	—	(255)
Stock-based compensation	—	—	2,416	—	—	2,416
Net loss	—	—	—	—	(3,857)	(3,857)
Balance as of June 30, 2026	19,850,342	$20	$1,151,235	$(623)	$(844,983)	$305,649

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of March 31, 2025	7,618,885	$8	$862,121	$(253)	$(834,743)	$27,133
Issuance of common stock under ESPP	34,696	—	357	—	—	357
Issuance of common stock for settlement of RSUs	18,668	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(26)	—	(26)
Stock-based compensation	—	—	834	—	—	834
Net loss	—	—	—	—	(10,198)	(10,198)
Balance as of June 30, 2025	7,672,249	$8	$863,312	$(279)	$(844,941)	$18,100

	For the Six Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2025	15,855,329	$16	$1,038,823	$(41)	$(832,047)	$206,751
Issuance of common stock and pre-funded warrants in an underwritten offering, net of issuance costs (including related party purchase of 471,698 shares of common stock for $12,500)	3,924,642	4	108,076	—	—	108,080
Issuance of common stock under ESPP	16,488	—	425	—	—	425
Issuance of common stock upon exercise of stock options	24,160	—	379	—	—	379
Issuance of common stock for settlement of RSUs	29,723	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(582)	—	(582)
Stock-based compensation	—	—	3,532	—	—	3,532
Net loss	—	—	—	—	(12,936)	(12,936)
Balance as of June 30, 2026	19,850,342	$20	$1,151,235	$(623)	$(844,983)	$305,649

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Issuance of common stock under ESPP	34,696	—	357	—	—	357
Issuance of common stock for settlement of RSUs	18,668	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(68)	—	(68)
Stock-based compensation	—	—	1,546	—	—	1,546
Net loss	—	—	—	—	(19,016)	(19,016)
Balance as of June 30, 2025	7,672,249	$8	$863,312	$(279)	$(844,941)	$18,100

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(12,936)	$(19,016)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	65
Stock-based compensation	3,532	1,546
Net accretion of investments in marketable debt securities	(1,557)	(887)
Non-cash rent expense	407	438
Changes in operating assets and liabilities:
Accounts receivable from collaboration with a related party	152	—
Prepaid expenses and other current assets	(1,326)	937
Accounts payable	(112)	158
Accrued research and development expenses	(380)	(582)
Other accrued expenses	(4,407)	(3,455)
Deferred revenue from a related party	(20,600)	(19,045)
Operating lease liabilities	(404)	(356)
Net cash used in operating activities	(37,585)	(40,197)

Cash flows from investing activities
Proceeds from maturities of marketable securities	111,355	60,932
Purchases of marketable securities	(208,799)	(37,352)
Purchases of property and equipment	(19)	—
Net cash (used in) provided by investing activities	(97,463)	23,580

Cash flows from financing activities
Proceeds from the issuance of common stock and pre-funded warrants in an underwritten offering, net of issuance costs ($12,500 from a related party)	108,080	—
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	1,922
Proceeds from the issuance of common stock under ESPP	425	357
Proceeds from the exercise of stock options	379	—
Net cash provided by financing activities	108,884	2,279

Net decrease in cash and cash equivalents	(26,164)	(14,338)
Cash and cash equivalents at the beginning of the period	58,450	38,344
Cash and cash equivalents at the end of the period	$32,286	$24,006
Supplemental non-cash investing and financing activities
Purchases of property and equipment included in accounts payable	$121	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative therapeutics targeting serious viral and liver diseases with the potential to improve the lives of patients worldwide. The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, GS-5366 (5366) and GS-1179 (1179), which have been exclusively licensed to Gilead Sciences, Inc. (Gilead); (2) an orally bioavailable sodium taurocholate co-transporting peptide inhibitor, ABI-6250 (6250), for the treatment of (a) chronic hepatitis delta virus (HDV) infection and (b) primary biliary cholangitis and primary sclerosing cholangitis, both cholestatic liver diseases (CLD); and (3) a highly potent next-generation capsid assembly modulator designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points, ABI-4334 (4334). The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, ABI-7272 (7272), which is currently undergoing studies to enable a regulatory filing, and the Company has additional research programs against multiple viral and liver disease targets. In December 2025, pursuant to the collaboration with Gilead, Gilead exercised its option to license the Company's HPI program, including its long-acting investigational candidates 1179 and 5366. For additional information, see Note 8 - Collaboration Agreements. The Company operates in one segment and is headquartered in South San Francisco, California (see Note 9 - Segment Reporting).

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration or an applicable foreign regulatory agency. Since the Company’s initial public offering, its operations have been financed through the sale of equity securities and payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. As of June 30, 2026, the Company held cash, cash equivalents and marketable securities of $320.4 million. Management believes the Company currently has sufficient funds to meet its operating requirements beyond one year from the date these unaudited condensed consolidated financial statements are issued.

Note 2 - Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025, which are contained in the 2025 Annual Report. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026 or future operating periods.

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

Other Risks and Uncertainties

U.S. and global financial markets have experienced and may continue to experience volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the conflicts in the Middle East, including the hostilities involving Iran, and in Venezuela, tensions between China and Taiwan, as well as tariffs or the imposition and enforceability of tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof, including uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations, vendors and/or collaborators could potentially be negatively impacted by these events.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(3,857)	$(10,198)	$(12,936)	$(19,016)
Denominator:
Weighted average common shares outstanding - basic and diluted	18,853,646	7,655,854	17,882,335	7,581,501
Net loss per share - basic and diluted	$(0.20)	$(1.33)	$(0.72)	$(2.51)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	June 30,
	2026	2025
Warrants to purchase common stock	9,487,477	814,000
Options to purchase common stock	1,197,331	1,204,723
Common stock subject to purchase under ESPP	3,900	13,671
Unvested RSUs	657,436	85,582
Unvested performance stock units (PSUs)	215,620	240,832
Total	11,561,764	2,358,808

In August 2025 and May 2026, the Company sold pre-funded warrants to purchase up to 1,040,820 shares and 415,000 shares of common stock, respectively (see Note 6 - Stockholders' Equity). The pre-funded warrants are exercisable at $0.001 per share. The shares of common stock issuable upon exercise of the pre-funded warrants are considered outstanding for purposes of calculating basic and diluted net loss per share because the shares may be issued for little or no consideration and are exercisable immediately upon issuance.

Note 3 – Related Party

In October 2023, the Company entered into the Option, License and Collaboration Agreement, as amended (the Gilead Collaboration Agreement), and a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead. Following the Company entering into the Gilead Equity Agreements, and as of June 30, 2026, Gilead is considered a related party based on its ownership of the Company's common stock.

In May 2026, Gilead purchased 471,698 shares of the Company's common stock in the underwritten offering at a purchase price of $26.50 per share, resulting in aggregate gross proceeds to the Company of approximately $12.5 million (see Note 6 - Stockholders' Equity).

As of June 30, 2026, the Company recorded $0.8 million in accounts receivable from collaboration on the condensed consolidated balance sheet for reimbursable costs incurred under the Gilead Collaboration Agreement. The Company recognized $13.4 million and $9.6 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $21.6 million and $19.0 million of collaboration revenue under the Gilead Collaboration Agreement during the six months ended June 30, 2026 and 2025, respectively. See Note 8 - Collaboration Agreement for additional details.

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

Investments in marketable securities consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$31,731	$—	$—	$31,731
Total cash equivalents	31,731	—	—	31,731
Short-term marketable securities
Corporate debt securities	67,362	1	(96)	67,267
Asset-backed securities	23,123	2	(21)	23,104
U.S. treasury securities	169,815	4	(201)	169,618
Commercial paper	28,125	1	(40)	28,086
Total short-term marketable securities	288,425	8	(358)	288,075
Total cash equivalents and marketable securities	$320,156	$8	$(358)	$319,806

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	37,329	34	—	37,363
Asset-backed securities	11,970	19	—	11,989
U.S. treasury securities	123,267	170	—	123,437
Commercial paper	16,858	9	—	16,867
Total short-term marketable securities	189,424	232	—	189,656
Total cash equivalents and marketable securities	$247,418	$232	$—	$247,650

There were no realized gains and losses for the three and six months ended June 30, 2026 and 2025. As of June 30, 2026, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. There were no investments in an unrealized loss position as of December 31, 2025. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale marketable securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of June 30, 2026 and December 31, 2025.

Accrued interest receivable was $2.1 million and $1.5 million as of June 30, 2026 and December 31, 2025, respectively, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and six months ended June 30, 2026 and 2025.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$31,731	$—	$—	$31,731
Total cash equivalents	31,731	—	—	31,731
Short-term marketable securities
Corporate debt securities	—	67,267	—	67,267
Asset-backed securities	—	23,104	—	23,104
U.S. treasury securities	—	169,618	—	169,618
Commercial paper	—	28,086	—	28,086
Total short-term marketable securities	—	288,075	—	288,075
Total assets measured at fair value	$31,731	$288,075	$—	$319,806

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	—	37,363	—	37,363
Asset-backed securities	—	11,989	—	11,989
U.S. treasury securities	—	123,437	—	123,437
Commercial paper	—	16,867	—	16,867
Total short-term marketable securities	—	189,656	—	189,656
Total assets measured at fair value	$57,994	$189,656	$—	$247,650

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued expenses:
Accrued compensation	$3,065	$7,523
Accrued professional fees and other	277	226
Total accrued expenses	$3,342	$7,749

Note 6 – Stockholders’ Equity

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (the ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. The Company did not sell any shares of common stock under the ATM during the three and six months ended June 30, 2026 or during the three months ended June 30, 2025. During the six months ended June 30, 2025, the Company sold 161,645 shares of common stock under the ATM, for which the Company received net proceeds of approximately $1.9 million, after deducting commissions, fees and expenses.

Underwritten Offering

In May 2026, the Company issued and sold 3,358,602 shares of common stock and pre-funded warrants to purchase up to 415,000 shares of common stock in an underwritten offering. The offering price per share of common stock was $26.50, while the purchase price per pre-funded warrant was $26.499. In addition, the Company granted the underwriters a 30-day option to purchase up to 566,040 shares of common stock on the same terms, which was exercised in full in May 2026. The Company received aggregate gross proceeds of $115.0 million and net proceeds of approximately $108.1 million, after deducting underwriting discounts, commissions and estimated offering expenses payable by the Company.

Warrants

The following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

Issue Date	Exercisable Date	Expiration Date	Exercise Price per Share	June 30, 2026	December 31, 2025
6/16/2024	6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/17/2024	6/18/2029	$17.00	179,500	179,500
8/11/2025	8/11/2025	No expiration	$0.001	1,040,820	1,040,820
8/11/2025	8/11/2025	8/11/2030 (1)	$21.60	4,209,187	4,209,187
8/11/2025	11/15/2026 (2)	12/31/2026 (2)	$21.60	4,464,290	4,464,290
5/26/2026	5/26/2026	No expiration	$0.001	415,000	—
				10,943,297	10,528,297
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

Holders of all warrants and pre-funded warrants cannot exercise any portion of the warrants to the extent they would beneficially own more than the limits defined in the warrant agreements. The exercise price and number of shares of the Company's common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis. No warrants were exercised during the three and six months ended June 30, 2026 and 2025. In July 2026, holders exercised 510,205 Class A warrants, generating proceeds to the Company of approximately $11.0 million.

Note 7 – Stock-Based Compensation

The following tables summarize the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands), classified by expense type and award type:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,436	$461	$2,068	$824
General and administrative	980	373	1,464	722
Total stock-based compensation expense	$2,416	$834	$3,532	$1,546

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Stock options	$335	$649	$847	$1,197
RSUs	1,703	109	1,861	198
PSUs	314	—	673	—
ESPP	64	76	151	151
Total stock-based compensation expense	$2,416	$834	$3,532	$1,546

As of June 30, 2026, there was $18.1 million of total unrecognized stock-based compensation related to all outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 2.2 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Exercise price	$24.11 - $29.43	$15.81 - $17.24	$24.11 - $33.74	$10.62 - $17.24
Expected volatility	79.1% - 83.0%	82.6% - 85.9%	79.1% - 83.5%	81.9% - 86.4%
Risk-free rate	3.96% - 4.30%	4.00% - 4.19%	3.76% - 4.30%	3.97% - 4.42%
Expected term (years)	5.5 - 7.5	5.5 - 7.0	5.5 - 7.5	5.5 - 7.0
Expected dividend yield	0%	0%	0%	0%

Note 8 - Collaboration Agreement

The following table summarizes the collaboration revenue recognized from a related party as a result of changes in the deferred revenue balance (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Amounts included in deferred revenue from a related party at the beginning of the period	$12,772	$9,626	$20,600	$19,045

Background

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

The transaction price as of June 30, 2026 was determined to be $54.4 million. The transaction price is reflected as collaboration revenue when realized in the Company’s condensed consolidated statements of operations.

The variable consideration related to the regulatory milestones has not been included in the transaction price as of June 30, 2026, as these amounts remain highly susceptible to factors outside the Company's influence. Any variable consideration related to commercial milestones and royalties will be recognized when the related sales occur pursuant to the Gilead Collaboration Agreement. The Company will reevaluate the transaction price in each reporting period as uncertain events are resolved or other changes in circumstances occur.

As of June 30, 2026, the Company recorded $0.8 million in accounts receivable from collaboration on the condensed consolidated balance sheet for reimbursable costs incurred under the Gilead Collaboration Agreement.

The Company recognized $13.4 million and $9.6 million of collaboration revenue under the Gilead Collaboration Agreement during the three months ended June 30, 2026 and 2025, respectively. The Company recognized $21.6 million and $19.0 million of collaboration revenue under the Gilead Collaboration Agreement during the six months ended June 30, 2026 and 2025, respectively. The amount of collaboration revenue recognized during the three and six months ended June 30, 2026 included a cumulative catch-up adjustment of $5.1 million resulting from revisions made during the three months ended June 30, 2026 to estimated costs to complete the remaining performance obligation under the Gilead Collaboration Agreement. The adjustments resulted in a decrease in the Company's net loss of $5.1 million, decreasing basic and diluted net loss per share by $0.27 and $0.29 for the three and six months ended June 30, 2026, respectively.

The reimbursable expenses due to Gilead were not material during the three and six months ended June 30, 2026 and 2025.

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

The Company remains eligible to receive up to $330.0 million in regulatory and commercial milestones, as well as tiered royalties on net sales ranging from the high single-digits to low teens. The Company also has the right to opt in to share 40% of all costs and profits in the United States in lieu of receiving milestones and royalties for that program in the United States after receipt of a complete development plan and budget from Gilead. Variable consideration related to regulatory and commercial milestone payments and royalties has not been included in the transaction price as of June 30, 2026 because such amounts are highly susceptible to factors outside the Company's influence. Variable consideration related to cost reimbursements was not material during the three and six months ended June 30, 2026.

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

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Collaboration revenue from a related party	$13,374	$9,626	$21,587	$19,045
Less:
External program expenses:
5366	343	3,048	720	4,728
1179	839	1,331	2,625	2,065
6250 (1)	609	1,458	2,098	3,903
HDV	480	—	480	—
CLD	100	—	100	—
4334	—	380	2	806
7272	890	898	1,193	1,650
Research and discovery	3,027	1,873	5,993	3,649
Total external program expenses	6,288	8,988	13,211	16,801
Employee and contractor-related expenses (2)	7,713	6,217	14,567	12,431
Facility and other expenses	916	920	2,039	1,744
Total research and development	14,917	16,125	29,817	30,976
General and administrative (2)	4,801	4,594	9,484	9,103
Interest and other income, net	(2,487)	(895)	(4,778)	(2,018)
Net loss	$(3,857)	$(10,198)	$(12,936)	$(19,016)

(1)
Amounts for 6250 include shared external program expenses supporting both the HDV and CLD indications. External program expenses directly attributable to a specific indication are reflected separately within the applicable HDV and CLD amounts.
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

Overview

We are a biotechnology company developing innovative therapeutics targeting serious viral and liver diseases with the potential to improve the lives of patients worldwide. Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, GS-5366 (5366) and GS-1179 (1179), which have been exclusively licensed to Gilead Sciences, Inc. (Gilead); (2) an orally bioavailable sodium taurocholate co-transporting peptide (NTCP) inhibitor, ABI-6250 (6250), for the treatment of (a) chronic hepatitis delta virus (HDV) infection and (b) primary biliary cholangitis (PBC) and primary sclerosing cholangitis (PSC), both cholestatic liver diseases (CLD); and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of hepatitis B virus (HBV) at several key points, ABI-4334 (4334). Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, ABI-7272 (7272), which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple viral and liver disease targets. In December 2025, pursuant to our collaboration with Gilead (the Gilead Collaboration), Gilead exercised its option to license our HPI program for the treatment of recurrent genital herpes, including our long-acting investigational candidates 1179 and 5366. For additional information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

Our Clinical Programs and Regulatory Filing-Enabling Program

In the second quarter of 2026, we continued to progress each of our investigational product candidates, 5366, 1179, 6250 and 4334.

•
5366 and 1179 – The transition of the HPI program to Gilead is on-going. Gilead controls the clinical development of 5366 and 1179, and initiation of a Phase 2 study of 1179 is expected by the end of 2026. Gilead does not intend to develop 5366 further at this time.
o
We received Gilead’s clinical development plan and budget for the HPI program in June 2026. Gilead is also considering the possible evaluation of 1179 as part of a combination strategy with HIV pre-exposure prophylaxis (PrEP). Our decision regarding the Profit-Share (as defined below) will be made after receipt and review of Gilead's commercial costs estimates, which will complete the opt-in package.
•
6250
o
HDV – Preparation for a Phase 2 study is on-going, with initiation expected in the fourth quarter of 2026.
o
CLD – Announced expansion of 6250 into PBC and PSC. Preparation for a Phase 2 study is on-going, with initiation expected in the first quarter of 2027. We conducted a pre-IND meeting with the U.S. Food and Drug Administration (the FDA) to discuss our planned development of 6250 in CLD. The official minutes from that meeting support advancement of the CLD program.
•
7272 – Undergoing regulatory filing-enabling studies.
•
4334 – Continuing process to identify potential partners that was initiated in the first quarter; we do not plan to advance 4334 further without a partner.

In addition, we completed a $115.0 million gross financing transaction that we expect to extend funding beyond our planned Phase 2 studies of 6250 in both HDV and CLD.

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and began the clinical development of a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the FDA's Good Laboratory Practice (GLP) toxicology studies. In addition, we began development of a second novel, potent, long-acting HPI for genital herpes, 1179, which was in-licensed to us as part of our collaboration with Gilead. As Gilead has exercised its option to exclusively license our HPI program, including 5366 and 1179, development is now in Gilead’s sole control following completion of the Phase 1a/b studies of 5366 and 1179. For additional information regarding the option exercise, see “Collaboration and License Agreements—Gilead Sciences, Inc.—Option Exercise.”

We reported interim data from the Phase 1b portion of the 5366 study in August 2025, focused on two different oral doses of 5366 administered on a once-weekly basis. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 94% reduction compared to placebo (p<0.01) over the 29-day evaluation period in the cohort evaluating a 350 mg weekly dose. This reduction exceeded our target for the study of an 80-85% reduction in the rate of HSV-2 shedding. For a secondary clinical endpoint of virologically confirmed genital lesion rate, a 97% reduction compared to placebo (p<0.05) was observed with the 350 mg weekly dose. The rate of genital swabs with high viral load (i.e., >104 copies/mL HSV DNA), a potential surrogate for HSV-2 transmission and a secondary endpoint, was reduced by 98% compared to placebo (p<0.05) in this cohort.

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

All participants in the Phase 1b portion of the 5366 study have completed dosing and follow up. The observed PK profile continues to support once-weekly dosing and the potential for once-monthly oral dosing regimens. Additionally, all chronic toxicology studies have been completed. With these data, 5366 is ready to move into a Phase 2 clinical study; however, 5366 development is in Gilead's sole control and Gilead does not intend to develop 5366 further at this time.

The 5366 data reported in August and December 2025 were presented in an oral presentation and two poster presentations at the Congress of the European Society of Clinical Microbiology and Infectious Diseases (ESCMID) in Munich, Germany in April 2026.

We also conducted a Phase 1a/b clinical study of 1179, a structurally-differentiated HPI, which has single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical PK and safety profile that is supportive of a potential long-acting treatment by once-weekly oral administration. We reported interim data from two oral weekly dose cohorts in the Phase 1b portion of the 1179 study in December 2025. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 98% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period in the 50 mg weekly dose cohort. This reduction exceeded our target for the study of an 80-85% reduction in HSV-2 shedding rate. Further, data revealed a 91% reduction in virologically confirmed lesion rate compared to placebo (p<0.01) with the 50 mg weekly dose. There was also a >99% reduction in the number of samples with high viral load, a potential surrogate for HSV-2 transmission and a secondary endpoint.

Across both oral weekly dose cohorts, 1179 demonstrated a PK profile that continues to support once-weekly dosing. 1179 was observed to be well-tolerated at both doses. Overall, the proportion of participants reporting treatment-emergent AEs was similar between 1179 and placebo recipients. Of the treatment-emergent AEs reported, the majority were Grade 1 or Grade 2. The most common AEs were upper respiratory tract infection and headache. There have been no serious AEs reported to date. One Grade 3 AE of migraine was reported in a participant enrolled in the 50 mg/placebo cohort.

All participants in the Phase 1b portion of the 1179 study have completed dosing and follow up. With these data, 1179 can move directly into a Phase 2 study for a once-weekly treatment regimen, subject to the completion of chronic toxicology studies, which are underway. The 1179 data reported in December 2025 was presented in a poster presentation at ESCMID in April 2026.

In December 2025, Gilead exercised its option early to license our HPI program for the treatment of recurrent genital herpes, including 5366 and 1179. We received Gilead’s clinical development plan and budget for the HPI program in June 2026. The plan indicates that 1179 has been selected to advance, with a Phase 2 clinical study in participants with recurrent genital herpes expected to initiate by the end of 2026. Gilead is also considering the possible evaluation of 1179 as part of a combination strategy with HIV PrEP. Our decision regarding the Profit-Share (as defined below) will be made after receipt and review of Gilead's commercial cost estimates, which will complete the opt-in package. For more information regarding Gilead’s exercise of its option, see “Collaboration and License Agreement—Gilead Sciences, Inc.—Option Exercise.”

Our Liver Disease Programs

HDV and HBV

The World Health Organization (WHO) estimates that 240 million people worldwide were chronically infected with HBV as of 2024, and 0.9 million new infections occur each year. HBV is a leading global cause of chronic liver disease and liver transplants, and the WHO estimates that 1.1 million people died in 2024 from HBV, mostly due to cirrhosis and hepatocellular carcinoma (primary liver cancer). Of the 240 million people living with chronic HBV infection, only approximately 65 million, or 27%, were aware of their infection, and only approximately 10 million, or 4%, of those diagnosed received treatment. HBV is a highly prevalent disease that infects almost three times the number of people infected with hepatitis C virus and HIV infections combined, according to the WHO.

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 million HBV infected people. These individuals infected with HDV, which comprise an estimated nearly 5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until very recently, and the first HDV-targeted therapy is only approved in the European Economic Area (EEA), the UK, Switzerland, Australia, Canada and the United States. HDV is known to accelerate disease progression and increase the incidence of liver cirrhosis and liver cancer, which results in higher morbidity and mortality rates than HBV alone.

The current standard of care treatment for HDV is off-label pegylated interferon-α (IFN-α) injected weekly or, in the EEA, the UK, Switzerland, Australia, Canada and the United States, a large, complex peptide inhibitor that requires daily injections, bulevirtide. We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV, who face a significant and immediate disease burden.

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

HDV Entry Inhibitor

HDV is a small RNA virus that encodes just two viral proteins and relies on host enzymes as well as the HBsAg from HBV to replicate, which limits the number of HDV-specific antiviral targets. Similar to HBV, HDV utilizes HBsAg to enter hepatocytes by binding the cellular transmembrane protein, NTCP. NTCP is highly expressed on human hepatocytes, where it serves as one of several proteins involved in the transport of bile acids. The binding of specific small or large molecules to NTCP has been shown to effectively inhibit the interaction of HBsAg with NTCP, which prevents HBV and HDV from infecting hepatocytes.

The inhibition of HBV and HDV infection by molecules that bind NTCP has been demonstrated in vitro, in animal models and clinically. Notably, bulevirtide, a peptide inhibitor of NTCP, is the only approved therapy for HDV. 6250 has the same clinically-validated MOA as bulevirtide. The binding of HBV/HDV entry inhibitors to NTCP has also been shown to inhibit the transport of certain bile acids into cells, which results in plasma elevations of bile acids; this effect has been well-tolerated clinically and may serve as a biomarker of pharmacologically active concentrations of drug in the plasma.

We believe a safe and effective oral small molecule entry inhibitor would be a significant innovation for people living with HDV and could significantly improve treatment uptake and diagnosis rates, especially when compared with currently available injectable products.

Top-line clinical data, including PK, biomarker and safety data for the Phase 1a study of 6250 was presented at the European Association for the Study of the Liver Congress that took place in Barcelona, Spain in May 2026. Across all cohorts , a mean half-life of approximately four days was observed for 6250 when dosed orally, supporting the once-daily oral dosing profile target. Given this half-life, accumulation was observed in the multiple-dose cohorts with exposures on the last day of dosing generally reaching six- to eight-fold higher than the exposure seen after the first dose.

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

One Grade 2 alanine transminase (ALT) elevation was observed in the cohort evaluating the highest single-dose level of 25 mg. In this cohort, off-target engagement of other liver transporters was also seen as indicated by elevated CP-1 levels. Grade 1 ALT elevations were observed at a low frequency across the other cohorts, including placebo. All ALT elevations were self-limited, and none were accompanied with elevations in bilirubin or other markers of liver injury. The elevations resolved in the study period with ongoing drug exposure due to 6250's four-day half-life.

All participants in the Phase 1a study have completed dosing and follow up. The chronic toxicology studies to enable longer term dosing are complete, and we are preparing for Phase 2 clinical studies, with Phase 2 initiation expected in the fourth quarter of 2026. In addition, we expect to initiate additional Phase 1 pharmacology studies to support labeling anticipated to start in the fourth quarter of 2026.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. During the second quarter of 2024, we dosed our first participant in a Phase 1b clinical study of 4334. We reported interim clinical results from the initial 150 mg cohort in December 2024, and topline clinical results, including a subsequent 400 mg cohort in June 2025. In both the 150 mg and 400 mg cohorts, 4334 continued to show a half-life supportive of once-daily oral dosing. In addition, results for both cohorts indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. Mean declines in HBV DNA of 2.9 log10 IU/mL and 3.2 log10 IU/mL were observed over 28 days in a population of predominately HBeAg negative participants receiving 150 mg and 400 mg, respectively. Among the subset of participants with detectable HBV RNA at baseline, mean declines of 2.5 log10 U/mL and 2.3 log10 U/mL were observed over 28 days in the participants receiving 150 mg and 400 mg, respectively. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These antiviral data are consistent with the high potency seen preclinically for 4334. The safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. The 400 mg cohort was the final cohort for this Phase 1b study and final data was presented at the American Association for the Study of Liver Disease, The Liver Meeting® in November 2025.

In March 2026, Gilead declined to either exercise its option to license 4334 or defer its option until completion of Phase 2 studies. As a result, we retain full control of 4334, including the right to evaluate partnering opportunities for 4334 outside of the Gilead Collaboration. We are actively evaluating partnering opportunities for 4334 and do not plan to advance 4334 further without a partner.

PBC and PSC

PBC and PSC are chronic, autoimmune CLDs characterized by impaired bile flow, accumulation of bile acids in the liver and progressive liver damage. Clinical symptoms for both PBC and PSC include itch and fatigue, with development of fibrosis and cirrhosis as the diseases progress.

PBC affects intrahepatic bile ducts, with complications including cirrhosis and hepatocellular carcinoma. PBC is also associated with Sjogren’s Syndrome. There are approximately 150,000 adults diagnosed with PBC in the United States, and approximately 40% of patients fail first line therapy. There are multiple therapies available for the treatment of PBC; however, a significant percentage of individuals have an inadequate response to these treatments, and there remains an unmet medical need for improved treatment of PBC.

PSC affects intrahepatic and extrahepatic bile ducts, and has complications including cirrhosis, cholangiocarcinoma and cholangitis. PSC is also associated with inflammatory bowel disease. There are approximately 30,000 adults diagnosed with PSC in the United States. The ten-year overall mortality rate for PSC patients is approximately 35%. We believe there is a significant unmet medical need for the management of PSC as there are currently no approved therapies.

Nonclinical data with 6250 demonstrate potent inhibition of bile acid uptake in liver cells, a mechanism directly relevant to CLD, where bile acid accumulation drives liver inflammation and liver injury. In addition, animal studies as well as the Phase 1a study with 6250 demonstrated elevations in serum bile acids, which we believe to be a biomarker for NTCP engagement that reflects reductions of bile acids in the liver.

In May 2026, we announced that we expanded 6250 clinical development beyond HDV into CLD, targeting PBC and PSC. Further, we conducted a pre-IND meeting with the FDA to discuss our planned development of 6250 in CLD. Official meeting minutes support advancement of the CLD program. We are preparing for Phase 2 clinical studies, with Phase 2 initiation expected in the first quarter of 2027.

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

Research Programs

In addition to our investigational therapy programs that have nominated development candidates and have advanced into clinical studies or regulatory-filing enabling studies, our research team continues to actively focus on proprietary research to discover and nominate novel molecules to treat serious viral and liver diseases.

Collaboration and License Agreement

Gilead Sciences, Inc.

In October 2023, we entered into an Option, License and Collaboration agreement (the Gilead Collaboration Agreement) with Gilead pursuant to which Gilead (1) exclusively licensed to us its HPI program and its NNPI program, while retaining opt-in rights to these programs, and (2) has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs. During the 12-year collaboration term (subject to payment of certain extension fees) and for a specified period thereafter, Gilead may exercise its opt-in rights, on a program-by-program basis, at one of two timepoints—completion of a certain Phase 1 study or, upon payment of a deferral fee and completion of a certain Phase 2 study for the first product within the program—upon payment of an opt-in fee ranging from $45.0 million to $125.0 million per program depending on the type of program and when the option is exercised. Pursuant to the Gilead Collaboration Agreement, Gilead made an $84.8 million upfront cash payment to us. In December 2024, we and Gilead entered into the First Amendment to the Gilead Collaboration Agreement, which restructured the timing of specific options exercisable and the fees payable to us under the terms of the Gilead Collaboration Agreement due to an agreed upon development plan for 6250. To facilitate this development plan, (1) we received a payment of $10.0 million from Gilead and (2) the opt-in fee payable by Gilead in connection with 6250 was restructured, though it remains in the range of opt-in fees detailed above. The $10.0 million payment received in connection with the First Amendment to the Gilead Collaboration Agreement was creditable towards future collaboration-related payments payable by Gilead and was applied toward Gilead’s opt-in fee paid for the HPI program in December 2025.

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

As of June 30, 2026, Gilead held (1) approximately 25.1% of our outstanding common stock, (2) a warrant to purchase up to 179,500 shares of our common stock at a price of $17.00 per share, which was acquired in a financing transaction in 2024 (the 2024 Warrant), (3) a Class A warrant to purchase up to 1,147,960 shares of our common stock at a price of $21.60 per share (Class A Warrant), which was acquired in a financing transaction in 2025 (the 2025 Financing) and (4) a Class B Warrant to purchase up to 1,147,960 shares of our common stock at a price of $21.60 per share (Class B Warrant), which was also acquired in the 2025 Financing. The 2024 Warrant is exercisable and expires on June 18, 2029. The Class A Warrant is also exercisable and expires on or prior to the earlier of (a) August 11, 2030 (five years from the date of issuance) and (b) the date that is 30 days after the public announcement that we have completed enrollment of at least 200 patients for our Phase 2 clinical study evaluating 5366 versus valacyclovir. The Class B Warrant is exercisable between November 15, 2026 and December 31, 2026, provided that if, prior to November 15, 2026, we publicly announce that we have received at least $75.0 million in the aggregate of non-dilutive capital in connection with a collaboration agreement, then the Class B Warrant automatically terminates in full.

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

We received Gilead's clinical development plan and budget for the HPI program in June 2026. The plan indicates that 1179 has been selected to advance, with a Phase 2 clinical study in participants with recurrent genital herpes expected to initiate by the end of 2026. Gilead is also considering the possible evaluation of 1179 as part of a combination strategy with HIV PrEP. Our decision regarding whether to exercise our right to opt in to share 40% of all costs and profits in the United States (the Profit-Share) in lieu of receiving milestones and royalties for that program in the United States will be made after receipt and review of Gilead's commercial cost estimates, which will complete the opt-in package. If we opt in to the Profit-Share, we remain eligible to receive up to $280 million in regulatory and commercial milestones, as well as tiered royalties on net sales ranging from the high single-digits to low teens.

Results of Operations

Comparison of the Three Months Ended June 30, 2026 and 2025

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Collaboration revenue from a related party	$13,374	$9,626	$3,748	39%

Collaboration revenue was $13.4 million for the three months ended June 30, 2026 compared to $9.6 million for the same period in 2025. The $3.7 million increase reflects the timing of activities performed and progress toward completion of services under the Gilead Collaboration Agreement, and includes a $5.1 million cumulative catch-up adjustment recognized during the three months ended June 30, 2026 related to updated estimates of future activities under the collaboration.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
External program expenses:
5366	$343	$3,048	$(2,705)	(89%)
1179	839	1,331	(492)	(37%)
6250 (1)	609	1,458	(849)	(58%)
HDV	480	—	480	100%
CLD	100	—	100	100%
4334	—	380	(380)	(100%)
7272	890	898	(8)	(1%)
Research and discovery	3,027	1,873	1,154	62%
Total external program expenses	6,288	8,988	(2,700)	(30%)
Employee and contractor-related expenses	7,713	6,217	1,496	24%
Facility and other expenses	916	920	(4)	(0%)
Total research and development expenses	$14,917	$16,125	$(1,208)	(7%)
(1)
Amounts for 6250 include shared external program expenses supporting both the HDV and CLD indications. External program expenses directly attributable to a specific indication are reflected separately within the applicable HDV and CLD amounts.

Research and development expenses were $14.9 million for the three months ended June 30, 2026 compared to $16.1 million for the same period in 2025. The $1.2 million decrease was primarily driven by lower external program expenses, particularly for 5366, reflecting the completion of clinical trials and lower manufacturing and toxicology study costs, partially offset by increases in our research and discovery efforts and higher employee-related expenses due to increased headcount, annual salary adjustments and stock-based compensation expense related to performance-based restricted stock units granted in mid-2025.

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

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
General and administrative expenses	$4,801	$4,594	$207	5%

General and administrative expenses were $4.8 million for the three months ended June 30, 2026 compared to $4.6 million for the same period in 2025. The $0.2 million increase was primarily driven by higher stock-based compensation expense associated with performance-based restricted stock units granted in mid-2025, partially offset by lower professional fees related to patent filings.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Interest and other income, net	$2,487	$895	$1,592	178%

Interest and other income, net was $2.5 million for the three months ended June 30, 2026, compared to $0.9 million for the same period in 2025. The $1.6 million increase was primarily due to a larger portfolio balance resulting from the investment of cash proceeds from financing transactions completed in August 2025 and May 2026 and the collaboration transaction completed in December 2025.

Comparison of the Six Months Ended June 30, 2026 and 2025

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Collaboration revenue from a related party	$21,587	$19,045	$2,542	13%

Collaboration revenue was $21.6 million for the six months ended June 30, 2026 compared to $19.0 million for the same period in 2025. The $2.5 million increase reflects the timing of activities performed and progress toward completion of services under the Gilead Collaboration Agreement, and includes a $5.1 million cumulative catch-up adjustment recognized during the six months ended June 30, 2026 related to updated estimates of future activities under the collaboration.

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
External program expenses:
5366	$720	$4,728	$(4,008)	(85%)
1179	2,625	2,065	560	27%
6250 (1)	2,098	3,903	(1,805)	(46%)
HDV	480	—	480	100%
CLD	100	—	100	100%
4334	2	806	(804)	(100%)
7272	1,193	1,650	(457)	(28%)
Research and discovery	5,993	3,649	2,344	64%
Total external program expenses	13,211	16,801	(3,590)	(21%)
Employee and contractor-related expenses	14,567	12,431	2,136	17%
Facility and other expenses	2,039	1,744	295	17%
Total research and development expenses	$29,817	$30,976	$(1,159)	(4%)
(1)
Amounts for 6250 include shared external program expenses supporting both the HDV and CLD indications. External program expenses directly attributable to a specific indication are reflected separately within the applicable HDV and CLD amounts.

Research and development expenses were $29.8 million for the six months ended June 30, 2026 compared to $31.0 million for the same period in 2025. The $1.2 million decrease was primarily driven by lower external program expenses, particularly for 5366, reflecting the completion of clinical trials and lower manufacturing and toxicology study costs, partially offset by increases in our research and discovery efforts and higher employee-related expenses due to increased headcount, annual salary adjustments and stock-based compensation expense related to performance-based restricted stock units granted in mid-2025.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
General and administrative expenses	$9,484	$9,103	$381	4%

General and administrative expenses were $9.5 million for the six months ended June 30, 2026 compared to $9.1 million for the same period in 2025. The $0.4 million increase was primarily driven by higher stock-based compensation expense associated with performance-based restricted stock units granted in mid-2025, partially offset by lower professional fees related to patent filings.

Interest and Other Income, Net

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Six Months Ended June 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Interest and other income, net	$4,778	$2,018	$2,760	137%

Interest and other income, net was $4.8 million for the six months ended June 30, 2026, compared to $2.0 million for the same period in 2025. The $2.8 million increase was primarily due to a larger portfolio balance resulting from the investment of cash proceeds from financing transactions completed in August 2025 and May 2026 and the collaboration transaction completed in December 2025.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through June 30, 2026 principally through equity financings, raising an aggregate of $929.8 million in net proceeds, and strategic collaborations, raising an aggregate of $236.2 million.

Cash Flows for the Six Months Ended June 30, 2026 and 2025

The following table summarizes our cash flow activities (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(37,585)	$(40,197)
Net cash (used in) provided by investing activities	(97,463)	23,580
Net cash provided by financing activities	108,884	2,279
Net decrease in cash and cash equivalents	$(26,164)	$(14,338)

Operating Activities

Net cash used in operating activities was $37.6 million for the six months ended June 30, 2026, compared to $40.2 million for the same period in 2025. The decrease was primarily attributable to lower clinical development expenditures resulting from the completion of multiple clinical trials, as well as approximately $1.5 million received under the letter agreement we entered into with Gilead in July 2025.

Investing Activities

Net cash used in investing activities was $97.5 million for the six months ended June 30, 2026, compared to net cash provided by investing activities of $23.6 million for the same period in 2025. The change was primarily due to our purchases of marketable securities following the underwritten offering in May 2026, as we invested the $108.1 million net proceeds received from the offering.

Financing Activities

Net cash provided by financing activities was $108.9 million for the six months ended June 30, 2026, compared to $2.3 million for the same period in 2025. The increase was primarily attributable to the net proceeds received from the underwritten offering in May 2026, which exceeded the proceeds received from sales of common stock under the Company's "at-the-market" offering program during 2025.

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

As of June 30, 2026, we held cash, cash equivalents and marketable securities of $320.4 million, which based on our current operating plan, we believe will be sufficient to fund our operating requirements into late 2028. We believe our cash runway will extend into 2029 with the receipt of the $75.0 million extension fee due from Gilead in the fourth quarter of 2026, following the third anniversary of the Gilead Collaboration Agreement. We have based our estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended June 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. In December 2024, Gilead purchased additional shares of our common stock at a premium pursuant to the terms of the common stock purchase agreement, and we amended the Gilead Collaboration Agreement in connection with an updated development plan for 6250. In August 2025, Gilead purchased additional shares of our common stock and warrants to purchase additional shares of our common stock, and in May 2026, Gilead purchased additional shares of our common stock. In December 2025, Gilead exercised its option and took an exclusive license to our HPI program, and in March 2026, Gilead declined to exercise its option to license 4334 or defer its option until completion of Phase 2 studies. Our agreements and relationship with Gilead pose a number of risks, including, but not limited to, the following:

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
•
Gilead has the right to designate (and has designated) two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owned approximately 25.1% of our outstanding common stock as of June 30, 2026. Gilead also has the right to acquire additional shares in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
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

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the conflicts in the Middle East, including the hostilities involving Iran, and in Venezuela, tensions between China and Taiwan, as well as trade tension and/or the imposition and enforceability of tariffs (including tariffs that have been or may be in the future imposed by the United States and other countries and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated), other wars, acts of terrorism, natural disasters or outbreaks of disease;
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

The pharmaceutical and biotechnology industries are intensely competitive. In addition, the clinical and commercial landscapes for recurrent genital herpes, HDV, CLD, HBV and transplant-related herpesviruses are rapidly changing; we expect new data from commercial and clinical-stage products to continue to emerge. We compete with organizations, some with significantly more resources, who are developing competitive product candidates. If our competitors develop effective treatments for recurrent genital herpes, HDV, CLD, HBV and transplant-related herpesviruses or any other indication or field we might pursue, and successfully commercialize those treatments, our business and prospects could be materially harmed.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

(a) Exhibits. The following exhibits are filed or furnished, as applicable, as part of this quarterly report on Form 10-Q:

Exhibit Number	Description of Document	Filed Herewith	Incorporated by Reference from	Date	Number

4.1	Form of Pre-Funded Warrant.		Form 8-K	05/26/2026	4.1

10.1#	Amendment No. 3 to Assembly Biosciences, Inc. Amended and Restated 2018 Stock Incentive Plan.		Form 8-K	06/05/2026	10.1

10.2#	Amendment No. 2 to Assembly Biosciences, Inc. Second Amended and Restated Employee Stock Purchase Plan.		Form 8-K	06/05/2026	10.2

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

32.2*	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

101.INS	Inline XBRL Instance Document-the instance document does not appear in the Interactive Data File as its XBRL tags are embedded within the Inline XBRL document	X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents	X

104	Cover page formatted as inline XBRL and contained in Exhibits 101	X

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

Assembly Biosciences, Inc.

Date: August 13, 2026	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Jeanette M. Bjorkquist
Jeanette M. Bjorkquist
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)