Form 10-Q
period 2026-09-30
ASSEMBLY BIOSCIENCES, INC.
filed 2026-11-12
CIK 1426800

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 6, 2026, there were 20,477,244 shares of the registrant’s common stock outstanding.

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

Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements” that are subject to certain risks and uncertainties, including, without limitation, those set forth in Part I, Item 1A of our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (SEC) on March 19, 2026 (2025 Annual Report) and Part II, Item 1A of this Quarterly Report on Form 10-Q under the heading “Risk Factors,” that could cause actual results to materially differ. Such risks and uncertainties include, among other things:

•
our ability to initiate and complete clinical studies involving our therapeutic product candidates, including studies contemplated by our collaboration with Gilead Sciences, Inc. (Gilead), some of which will be conducted by Gilead, in the currently anticipated timeframes or at all;
•
safety and efficacy data from clinical or nonclinical studies may not warrant further development of our product candidates;
•
clinical and nonclinical data may not differentiate our product candidates from other companies’ candidates;
•
our ability to realize the potential benefits of our collaboration with Gilead, including all financial aspects of the collaboration;
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

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results. For more information, see Part II, Item 1A in this Quarterly Report on Form 10-Q for the period ended September 30, 2026.

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
•
We rely on data provided by third parties that have not been independently verified.
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
•
The regulatory approval processes of the U.S. Food and Drug Administration and comparable foreign authorities are lengthy, time consuming and inherently unpredictable.
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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands except for share amounts and par value)

	September 30,	December 31,
	2026	2025
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$29,073	$58,450
Marketable securities	285,189	189,656
Accounts receivable from collaboration with a related party	582	974
Prepaid expenses and other current assets	6,316	5,469
Total current assets	321,160	254,549

Property and equipment, net	291	221
Operating lease right-of-use (ROU) assets	2,081	2,508
Other assets	1,754	312
Total assets	$325,286	$257,590

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	$3,182	$1,171
Accrued research and development expenses	2,168	2,387
Other accrued expenses	5,194	7,749
Contract liability to a related party	13,742	36,904
Operating lease liabilities - short-term	635	569
Total current liabilities	24,921	48,780

Operating lease liabilities - long-term	1,572	2,059
Total liabilities	26,493	50,839

Commitments and contingencies

Stockholders' equity
Preferred stock, $0.001 par value; 5,000,000 shares authorized; no shares issued or outstanding	—	—
Common stock, $0.001 par value; 150,000,000 shares authorized as of September 30, 2026 and December 31, 2025; 20,368,351 and 15,855,329 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	20	16
Additional paid-in capital	1,165,001	1,038,823
Accumulated other comprehensive loss	(989)	(41)
Accumulated deficit	(865,239)	(832,047)
Total stockholders' equity	298,793	206,751
Total liabilities and stockholders' equity	$325,286	$257,590

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(In thousands except for share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue from a related party	$2,956	$10,789	$24,543	$29,834

Operating expenses
Research and development	20,234	16,587	50,051	47,563
General and administrative	6,137	5,085	15,621	14,188
Total operating expenses	26,371	21,672	65,672	61,751
Loss from operations	(23,415)	(10,883)	(41,129)	(31,917)

Other income
Interest and other income, net	3,159	1,687	7,937	3,705
Total other income	3,159	1,687	7,937	3,705
Net loss	$(20,256)	$(9,196)	$(33,192)	$(28,212)

Other comprehensive loss
Unrealized gain (loss) on marketable securities	(366)	189	(948)	121
Comprehensive loss	$(20,622)	$(9,007)	$(34,140)	$(28,091)

Net loss per share, basic and diluted	$(0.93)	$(0.72)	$(1.73)	$(3.03)
Weighted average common shares outstanding, basic and diluted	21,780,874	12,686,122	19,196,128	9,301,740

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(In thousands except for share amounts)

(Unaudited)

	For the Three Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2026	19,850,342	$20	$1,151,235	$(623)	$(844,983)	$305,649
Issuance of common stock upon exercise of warrants, net of issuance costs	510,205	—	10,301	—	—	10,301
Issuance of common stock upon exercise of stock options	7,755	—	142	—	—	142
Issuance of common stock for settlement of restricted stock units (RSUs)	49	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(366)	—	(366)
Stock-based compensation	—	—	3,323	—	—	3,323
Net loss	—	—	—	—	(20,256)	(20,256)
Balance as of September 30, 2026	20,368,351	$20	$1,165,001	$(989)	$(865,239)	$298,793

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of June 30, 2025	7,672,249	$8	$863,312	$(279)	$(844,941)	$18,100
Issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	5,591,840	6	123,594	—	—	123,600
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	2,295,920	2	42,783	—	—	42,785
Issuance of common stock upon exercise of warrants, net of issuance costs	255,103	—	5,510	—	—	5,510
Issuance of common stock upon exercise of stock options	1,863	—	37	—	—	37
Issuance of common stock for settlement of RSUs	12	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	189	—	189
Stock-based compensation	—	—	1,670	—	—	1,670
Net loss	—	—	—	—	(9,196)	(9,196)
Balance as of September 30, 2025	15,816,987	$16	$1,036,906	$(90)	$(854,137)	$182,695

	For the Nine Month Period
	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2025	15,855,329	$16	$1,038,823	$(41)	$(832,047)	$206,751
Issuance of common stock and pre-funded warrants in an underwritten offering, net of issuance costs (including related party purchase of 471,698 shares of common stock for $12,500)	3,924,642	4	108,076	—	—	108,080
Issuance of common stock upon exercise of warrants, net of issuance costs	510,205	—	10,301	—	—	10,301
Issuance of common stock under Employee Stock Purchase Plan (ESPP)	16,488	—	425	—	—	425
Issuance of common stock upon exercise of stock options	31,915	—	521	—	—	521
Issuance of common stock for settlement of RSUs	29,772	—	—	—	—	—
Unrealized loss on marketable debt securities	—	—	—	(948)	—	(948)
Stock-based compensation	—	—	6,855	—	—	6,855
Net loss	—	—	—	—	(33,192)	(33,192)
Balance as of September 30, 2026	20,368,351	$20	$1,165,001	$(989)	$(865,239)	$298,793

	Common Stock		Additional	Accumulated Other		Total
	Shares	Amount	Paid-in Capital	Comprehensive Loss	Accumulated Deficit	Stockholders' Equity
Balance as of December 31, 2024	7,457,240	$7	$859,488	$(211)	$(825,925)	$33,359
Issuance of common stock under at-the-market (ATM) equity offering program, net of issuance costs	161,645	1	1,921	—	—	1,922
Issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	5,591,840	6	123,594	—	—	123,600
Issuance of common stock and warrants in a private placement to a related party, net of issuance costs	2,295,920	2	42,783	—	—	42,785
Issuance of common stock upon exercise of warrants, net of issuance costs	255,103	—	5,510	—	—	5,510
Issuance of common stock under ESPP	34,696	—	357	—	—	357
Issuance of common stock upon exercise of stock options	1,863	—	37	—	—	37
Issuance of common stock for settlement of RSUs	18,680	—	—	—	—	—
Unrealized gain on marketable debt securities	—	—	—	121	—	121
Stock-based compensation	—	—	3,216	—	—	3,216
Net loss	—	—	—	—	(28,212)	(28,212)
Balance as of September 30, 2025	15,816,987	$16	$1,036,906	$(90)	$(854,137)	$182,695

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(33,192)	$(28,212)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	70	97
Stock-based compensation	6,855	3,216
Net accretion of investments in marketable debt securities	(2,666)	(1,518)
Non-cash rent expense	610	647
Changes in operating assets and liabilities:
Accounts receivable from collaboration with a related party	392	(912)
Prepaid expenses and other current assets	(847)	81
Other assets	(1,442)	—
Accounts payable	2,011	1,098
Accrued research and development expenses	(219)	785
Other accrued expenses	(2,555)	(1,134)
Contract liability to a related party	(23,162)	(28,922)
Operating lease liabilities	(604)	(556)
Net cash used in operating activities	(54,749)	(55,330)

Cash flows from investing activities
Proceeds from maturities of marketable securities	190,267	83,632
Purchases of marketable securities	(284,082)	(218,281)
Purchases of property and equipment	(140)	(42)
Net cash used in investing activities	(93,955)	(134,691)

Cash flows from financing activities
Proceeds from the issuance of common stock and pre-funded warrants in an underwritten offering, net of issuance costs ($12,500 from a related party)	108,080	—
Proceeds from the exercise of warrants, net of issuance costs	10,301	5,510
Proceeds from the exercise of stock options	521	37
Proceeds from the issuance of common stock under ESPP	425	357
Proceeds from the issuance of common stock, pre-funded warrants and warrants in an underwritten offering, net of issuance costs	—	123,600
Proceeds from the issuance of common stock and warrants in private placements to a related party, net of issuance costs	—	42,785
Proceeds from the issuance of common stock under ATM equity offering program, net of issuance costs	—	1,922
Net cash provided by financing activities	119,327	174,211

Net decrease in cash and cash equivalents	(29,377)	(15,810)
Cash and cash equivalents at the beginning of the period	58,450	38,344
Cash and cash equivalents at the end of the period	$29,073	$22,534

See Accompanying Notes to Condensed Consolidated Financial Statements

ASSEMBLY BIOSCIENCES, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Nature of Business

Overview

Assembly Biosciences, Inc. (together with its subsidiaries, Assembly or the Company), incorporated in Delaware in October 2005, is a biotechnology company developing innovative small-molecule therapeutics aimed at advancing the treatment paradigm of serious viral and liver diseases and improving the lives of patients worldwide. The Company is committed to improving outcomes for people living with the chronic impacts of herpesviruses, hepatitis delta virus (HDV) infections, cholestatic liver diseases (CLDs) and hepatitis B virus (HBV) infection.

The Company's pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, GS-1179 (1179) and GS-5366 (5366), which have been exclusively licensed to Gilead Sciences, Inc. (Gilead); (2) an orally bioavailable sodium taurocholate cotransporting peptide inhibitor, ABI-6250 (6250), for the treatment of (a) chronic HDV infection and (b) primary biliary cholangitis and primary sclerosing cholangitis, both CLDs; and (3) a highly potent next-generation capsid assembly modulator designed to disrupt the replication cycle of HBV at several key points, ABI-4334 (4334), which the Company does not plan to advance further without a partner. The Company's pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, ABI-7272 (7272), which is currently undergoing studies to enable a regulatory filing, and the Company has additional research programs against multiple viral and liver disease targets.

Liquidity

The Company has not derived any revenue from product sales to date and currently has no approved products. Once a product has been developed, it will need to be approved for sale by the U.S. Food and Drug Administration or an applicable foreign regulatory agency. Since the Company’s initial public offering, its operations have been financed through the sale of equity securities and payments related to collaboration agreements. The Company has incurred losses from operations since inception and expects to continue to incur substantial losses for the next several years as it continues its product development efforts. The Company intends to obtain any additional funding it requires through strategic relationships, public or private equity or debt financings, grants or other arrangements. The Company cannot assure such funding will be available on reasonable terms, if at all. As of September 30, 2026, the Company held cash, cash equivalents and marketable securities of $314.3 million, and the Company received the first $75.0 million extension fee from Gilead under the Option, License and Collaboration Agreement (the Gilead Collaboration Agreement) in November 2026. Management believes the Company currently has sufficient funds to meet its operating requirements beyond one year from the date these unaudited condensed consolidated financial statements are issued.

Note 2 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the accounting principles generally accepted in the United States of America (U.S. GAAP) for interim financial information and pursuant to the instructions to Form 10-Q and Rule 10-01 of Regulation S-X of the SEC. In management’s opinion, the unaudited condensed consolidated financial statements have been prepared on the same basis as the annual audited consolidated financial statements and include normal recurring adjustments necessary for the fair presentation of the Company’s financial position and its results of operations and comprehensive loss and its cash flows for the periods presented. These statements do not include all disclosures required by U.S. GAAP and should be read in conjunction with the Company’s audited consolidated financial statements and accompanying notes for the fiscal year ended December 31, 2025, which are contained in the 2025 Annual Report. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results to be expected for the entire year ending December 31, 2026 or future operating periods.

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

Significant estimates inherent in the preparation of the accompanying unaudited condensed consolidated financial statements include estimates for revenue recognition, including the standalone selling price for the allocation of the transaction price to performance obligations, cost-based inputs and the Company’s estimated share of research and development costs under the Profit-Share, and costs incurred but not yet invoiced for research and development accruals.

The Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible these external factors could have an effect on the Company’s estimates and could cause actual results to differ materially from those estimates and assumptions.

Other Risks and Uncertainties

U.S. and global financial markets have experienced and may continue to experience volatility and disruption due to macroeconomic and geopolitical events such as rising inflation, changes in interest rates to combat inflation, the war between Russia and Ukraine, the conflicts in the Middle East, including the conflict between the United States and Iran, and in Venezuela, tensions between China and Taiwan, as well as tariffs or the imposition and enforceability of tariffs, trade wars, barriers or restrictions, or threats of such actions and the related uncertainty thereof, including uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated. The Company cannot predict at this time to what extent, if at all, it and its employees, contract research organizations, vendors and/or collaborators could potentially be negatively impacted by these events.

Revenue Recognition from Collaboration

Cost-sharing under arrangements or transactions determined to be within the scope of the revenue from contracts with customers accounting standard is accounted for as described under Consideration Payable to a Customer below.

If the consideration promised in a contract includes a variable amount, the Company estimates the amount of consideration to which it will be entitled in exchange for transferring the promised goods or services to a customer. The Company determines the amount of variable consideration by using the expected value method or the most likely amount method. The Company includes the unconstrained amount of estimated variable consideration in the transaction price. Amounts of variable consideration are included in the transaction price to the extent it is probable a significant reversal in the amount of cumulative revenue recognized will not occur and when the uncertainty associated with the variable consideration is subsequently resolved. At the end of each subsequent reporting period, the Company re-evaluates the estimate of variable consideration included in the transaction price and any related constraint, and if necessary, adjusts the estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis in the period of adjustment.

Consideration Payable to a Customer

Under agreements within the scope of the revenue from contracts with customers accounting standard, the Company may reimburse a customer for a portion of the research and development costs the customer incurs. When the Company does not receive a distinct good or service from the customer in exchange for such payments, the Company accounts for the payments as a reduction of the transaction price at the later of when the Company recognizes revenue for the transfer of the related goods or services to the customer or when the Company pays or promises to pay the consideration, even if the payment is conditional on a future event. The Company estimates amounts payable to the customer as variable consideration and reassesses the estimate in each reporting period. Changes in the estimate that relate to a performance obligation that has been satisfied are recognized as an adjustment to collaboration revenue in the period of change. Amounts payable to a customer that is a related party are presented as contract liability to a related party on the condensed consolidated balance sheets.

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

A reconciliation of the numerators and the denominators of the basic and diluted net loss per common share computations is as follows (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator:
Net loss	$(20,256)	$(9,196)	$(33,192)	$(28,212)
Denominator:
Weighted average common shares outstanding - basic and diluted	21,780,874	12,686,122	19,196,128	9,301,740
Net loss per share - basic and diluted	$(0.93)	$(0.72)	$(1.73)	$(3.03)

Securities excluded from the computation of diluted net loss per share because including them would have been antidilutive are as follows:

	September 30,
	2026	2025
Warrants to purchase common stock	8,977,272	9,487,477
Options to purchase common stock	1,182,195	1,201,913
Common stock subject to purchase under ESPP	11,413	31,553
Unvested RSUs	660,914	85,720
Unvested performance stock units (PSUs)	215,010	240,832
Total	11,046,804	11,047,495

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

Note 3 – Related Party

In October 2023, the Company entered into the Gilead Collaboration Agreement along with a Common Stock Purchase Agreement and an Investor Rights Agreement (collectively, the Gilead Equity Agreements) with Gilead. Following the Company entering into the Gilead Equity Agreements, and as of September 30, 2026, Gilead is considered a related party based on its ownership of the Company's common stock and Gilead's right to designate two members of the Company's Board of Directors pursuant to the terms of the Investor Rights Agreement. See Note 6 - Stockholders’ Equity and Note 8 - Collaboration Agreement for additional details on related party transactions with Gilead.

In November 2026, the Company received the first $75.0 million extension fee from Gilead under the Gilead Collaboration Agreement, which became payable following the third anniversary of the collaboration.

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

Investments in marketable securities consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$28,712	$—	$—	$28,712
Total cash equivalents	28,712	—	—	28,712
Short-term marketable securities
Corporate debt securities	61,465	—	(179)	61,286
Asset-backed securities	15,095	—	(47)	15,048
U.S. treasury securities	157,009	—	(369)	156,640
Commercial paper	52,336	—	(121)	52,215
Total short-term marketable securities	285,905	—	(716)	285,189
Total cash equivalents and marketable securities	$314,617	$—	$(716)	$313,901

	December 31, 2025
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	37,329	34	—	37,363
Asset-backed securities	11,970	19	—	11,989
U.S. treasury securities	123,267	170	—	123,437
Commercial paper	16,858	9	—	16,867
Total short-term marketable securities	189,424	232	—	189,656
Total cash equivalents and marketable securities	$247,418	$232	$—	$247,650

There were no realized gains and losses for the three and nine months ended September 30, 2026 and 2025. As of September 30, 2026, investments which were in an unrealized loss position were not material and generally due to interest rate fluctuations, as opposed to declines in credit quality. There were no investments in an unrealized loss position as of December 31, 2025. The Company determined it has the intent and ability to hold all marketable securities that have been in a continuous loss position until recovery of their amortized cost basis, which may be until maturity. As a result, the Company did not recognize any credit losses related to its investments and all unrealized gains and losses on available-for-sale marketable securities are recorded in accumulated other comprehensive loss on the condensed consolidated balance sheets as of September 30, 2026 and December 31, 2025.

Accrued interest receivable was $1.5 million as of both September 30, 2026 and December 31, 2025, and was recorded in prepaid expenses and other current assets on the condensed consolidated balance sheets. The Company did not write off any accrued interest receivable during the three and nine months ended September 30, 2026 and 2025.

The following tables present the fair value of the Company’s financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$28,712	$—	$—	$28,712
Total cash equivalents	28,712	—	—	28,712
Short-term marketable securities
Corporate debt securities	—	61,286	—	61,286
Asset-backed securities	—	15,048	—	15,048
U.S. treasury securities	—	156,640	—	156,640
Commercial paper	—	52,215	—	52,215
Total short-term marketable securities	—	285,189	—	285,189
Total assets measured at fair value	$28,712	$285,189	$—	$313,901

	December 31, 2025
	Level 1	Level 2	Level 3	Fair Value
Cash equivalents
Money market fund	$57,994	$—	$—	$57,994
Total cash equivalents	57,994	—	—	57,994
Short-term marketable securities
Corporate debt securities	—	37,363	—	37,363
Asset-backed securities	—	11,989	—	11,989
U.S. treasury securities	—	123,437	—	123,437
Commercial paper	—	16,867	—	16,867
Total short-term marketable securities	—	189,656	—	189,656
Total assets measured at fair value	$57,994	$189,656	$—	$247,650

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

There were no transfers between Level 1, Level 2 or Level 3 investments during the periods presented.

Note 5 – Other Accrued Expenses

Other accrued expenses consist of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued expenses:
Accrued compensation	$4,766	$7,523
Accrued professional fees and other	428	226
Total accrued expenses	$5,194	$7,749

Note 6 – Stockholders’ Equity

At-The-Market Offering

In November 2024, the Company entered into a sales agreement under which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $75.0 million through "at-the-market" offerings (the ATM), pursuant to its shelf registration statement on Form S-3 (File No. 333-270760), which became effective in April 2023. The Company did not sell any shares of common stock under the ATM during the three and nine months ended September 30, 2026 or during the three months ended September 30, 2025. During the nine months ended September 30, 2025, the Company sold 161,645 shares of common stock under the ATM, for which the Company received net proceeds of approximately $1.9 million, after deducting commissions, fees and expenses.

Underwritten Offering

In August 2025, the Company sold an aggregate of 5,591,840 shares of common stock and pre-funded warrants to purchase up to 1,040,820 shares of common stock, together with accompanying 3,316,330 Class A and 3,316,330 Class B warrants to purchase up to an aggregated total of 6,632,660 shares of common stock in an underwritten offering (the August 2025 Underwritten Offering). The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, while the combined price per pre-funded warrant with accompanying Class A and Class B warrants was $19.599. The offering generated aggregate net proceeds to the Company of $123.6 million, after deducting issuance costs.

In May 2026, the Company issued and sold 3,358,602 shares of common stock and pre-funded warrants to purchase up to 415,000 shares of common stock in an underwritten offering. The offering price per share of common stock was $26.50, while the purchase price per pre-funded warrant was $26.499. In addition, the Company granted the underwriters a 30-day option to purchase up to 566,040 shares of common stock on the same terms, which was exercised in full in May 2026. The Company received aggregate net proceeds of $108.1 million, after deducting underwriting discounts, commissions and offering expenses payable by the Company. Gilead purchased 471,698 of the shares of the Company's common stock sold in the underwritten offering at a purchase price of $26.50 per share, resulting in aggregate gross proceeds to the Company of approximately $12.5 million.

Private Placement

In August 2025, the Company entered into a Securities Purchase Agreement with Gilead for the issuance and sale of 2,295,920 shares of common stock and accompanying 1,147,960 Class A and 1,147,960 Class B warrants to purchase up to an aggregate of 2,295,920 shares of common stock in a private placement. This transaction was executed concurrently with the August 2025 Underwritten Offering. The combined price per share of common stock with the accompanying Class A and Class B warrants was $19.60, generating aggregate net proceeds of $42.8 million, after deducting issuance costs. These warrants have the same exercise price and terms as the warrants sold in the August 2025 Underwritten Offering.

Warrants

The following warrants and pre-funded warrants to purchase shares of the Company's common stock were issued and outstanding:

Issue Date	Exercisable Date	Expiration Date	Exercise Price per Share	September 30, 2026	December 31, 2025
6/16/2024	6/16/2024	6/18/2029	$17.00	634,500	634,500
6/17/2024	6/17/2024	6/18/2029	$17.00	179,500	179,500
8/11/2025	8/11/2025	No expiration	$0.001	1,040,820	1,040,820
8/11/2025	8/11/2025	8/11/2030 (1)	$21.60	3,698,982	4,209,187
8/11/2025	11/15/2026 (2)	12/31/2026 (2)	$21.60	4,464,290	4,464,290
5/26/2026	5/26/2026	No expiration	$0.001	415,000	—
				10,433,092	10,528,297
(1)
These Class A warrants expire on the earlier of August 11, 2030 and 30 days following the public announcement the Company completed enrollment (of at least 200 patients total) in a Phase 2 clinical study evaluating 5366 versus valacyclovir.

(2)
These Class B warrants were cancelled in November 2026 following the Company's public announcement it received the first $75.0 million extension fee under the Gilead Collaboration Agreement.

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

Holders of all warrants and pre-funded warrants cannot exercise any portion of the warrants to the extent they would beneficially own more than the limits defined in the warrant agreements. The exercise price and number of shares of the Company's common stock issuable upon the exercise of the warrants are subject to adjustment in the event of any stock dividends and distributions, stock splits, stock combinations or stock reclassifications, as described in the respective warrant agreements. Under certain circumstances, the warrants may be exercised on a “cashless” basis. During the three and nine months ended September 30, 2026, holders exercised 510,205 Class A warrants. During the three and nine months ended September 30, 2025, holders exercised 255,103 Class A warrants.

Note 7 – Stock-Based Compensation

The following tables summarize the components of total stock-based compensation expense included in the condensed consolidated statements of operations and comprehensive loss (in thousands), classified by expense type and award type:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$1,877	$962	$3,945	$1,786
General and administrative	1,446	708	2,910	1,430
Total stock-based compensation expense	$3,323	$1,670	$6,855	$3,216

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Stock options	$502	$622	$1,349	$1,819
RSUs	2,246	115	4,107	313
PSUs	531	853	1,204	853
ESPP	44	80	195	231
Total stock-based compensation expense	$3,323	$1,670	$6,855	$3,216

As of September 30, 2026, there was $15.1 million of total unrecognized stock-based compensation related to all outstanding equity awards, which is expected to be recognized over a weighted average remaining amortization period of 2.0 years.

The fair value of stock options granted during the periods indicated was estimated using the Black-Scholes option pricing model, based on the following assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Exercise price	$25.36 - $35.18	$17.73	$24.11 - $35.18	$10.62 - $17.73
Expected volatility	62.9% - 82.1%	82.5% - 85.6%	62.9% - 83.5%	81.9% - 86.4%
Risk-free rate	4.22% - 4.60%	3.85% - 3.99%	3.76% - 4.60%	3.85% - 4.42%
Expected term (years)	5.5 - 7.0	5.5 - 7.0	5.5 - 7.5	5.5 - 7.0
Expected dividend yield	0%	0%	0%	0%

Note 8 – Collaboration Agreement

The following tables summarize the collaboration revenue recognized from a related party (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
R&D Services	$13,893	$10,789	$34,670	$29,834
HPI Program License	(10,937)	—	(10,127)	—
Total collaboration revenue from a related party	$2,956	$10,789	$24,543	$29,834

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Amounts included in contract liability to a related party at the beginning of the period	$13,893	$10,576	$34,670	$29,620
Performance obligations satisfied in previous period	$(10,937)	$—	$(10,127)	$—

Background

In October 2023, the Company entered into the 12-year Gilead Collaboration Agreement with Gilead to advance the research and development of novel antiviral therapies. Under the Gilead Collaboration Agreement, Gilead may exercise its option for a program at any time through completion of a specified Phase 1 study for a $45.0 million option fee or pay a $25.0 million deferral fee to retain its option through completion of a specified Phase 2 study for an additional $75.0 million option fee. In December 2024, the Company and Gilead amended the option structure for 6250 to provide for a single option exercise period through completion of the Phase 2 clinical study of 6250, with a $90.0 million option fee payable upon exercise.

Following Gilead’s exercise of its option for each program, the Company may opt in to cover 40% of the research and development costs in the United States and share 40% of the profits and operating losses in the United States for products within the program (the Profit-Share) in lieu of receiving milestones and royalties for that program in the United States. For programs for which the Company does not participate in the Profit-Share, the Company is eligible to receive up to $330.0 million in development, regulatory and commercial milestone payments and tiered royalties ranging from the high single-digits to the high teens, depending on the timing of Gilead’s option exercise. For programs for which the Company participates in the Profit-Share, the Company remains eligible to receive up to $280.0 million in development, regulatory and commercial milestone payments, as well as tiered royalties outside the United States. Prior to Gilead’s potential exercise of its option, the Company is primarily responsible for all discovery, research and development on its programs. Following Gilead’s exercise of its option, Gilead controls further discovery, research, development and commercialization on any optioned programs, and is responsible for all related costs unless the Company opts in to share 40% of all costs and profits in the United States. The Company also retains certain co-promotion rights for future programs not identified at the time the Company entered into the Gilead Collaboration Agreement.

The Gilead Collaboration Agreement also provides for extension payments of $75.0 million on the third, fifth and seventh anniversaries of the collaboration term.

In July 2025, the Company entered into a letter agreement with Gilead under which Gilead agreed to reimburse the Company up to $1.5 million for certain nonclinical study activities, subject to the terms and conditions set forth in the agreement. The letter agreement does not amend any terms of the Gilead Collaboration Agreement.

As of September 30, 2026, Gilead has exercised its option for the Company's HPI program, and in September 2026, the Company elected to participate in the Profit-Share for the HPI program.

The Gilead Collaboration Agreement contains customary termination provisions, including termination rights relating to material breach, insolvency and, in certain circumstances, termination for convenience with respect to individual programs.

R&D Services

At the commencement of the arrangement and after subsequent amendments, the Company concluded Gilead was a customer and accordingly, the Gilead Collaboration Agreement was within the scope of the revenue from contracts with customers guidance. The Company identified a single combined performance obligation for the discovery, research and development services (the R&D Services) consisting of a series of distinct services that are substantially the same and have the same pattern of transfer. The Company concluded the R&D Services were distinct from Gilead's right to obtain an exclusive license to any of the Company's programs as Gilead benefits from the knowledge and expertise gained from the R&D Services and the Company's know-how is not highly specialized in nature. Gilead could perform the R&D Services themselves and Gilead may continue to conduct development activities on programs being developed under the Gilead Collaboration Agreement. None of the options in the contract were deemed to be separate performance obligations as the options did not provide any discounts or other rights which would be considered a material right in the arrangement.

The transaction price for the R&D Services as of September 30, 2026 was determined to be $54.4 million. There were no changes to the transaction price for the R&D Services during the three and nine months ended September 30, 2026. The transaction price is reflected as collaboration revenue when realized in the Company’s condensed consolidated statements of operations.

The amount of collaboration revenue recognized during the nine months ended September 30, 2026 included a cumulative catch-up adjustment of $6.7 million, resulting from revisions made to estimated costs to complete the remaining performance obligation under the Gilead Collaboration Agreement. The adjustments resulted in a decrease in the Company's net loss of $6.7 million, decreasing basic and diluted net loss per share by $0.35 for the nine months ended September 30, 2026.

In November 2026, the Company received the first $75.0 million extension fee from Gilead under the Gilead Collaboration Agreement, which became payable following the third anniversary of the collaboration. The Company will account for the extension fee as a new contract within the scope of the revenue from contracts with customers guidance, beginning in the fourth quarter of 2026.

HPI Program License

In December 2025, Gilead exercised its option to exclusively license the Company's HPI program for the treatment of recurrent genital herpes. Under the terms of the Gilead Collaboration Agreement, the Company received a $35.0 million payment in connection with Gilead’s exercise of its option for the HPI program. The $35.0 million payment reflects a $45.0 million opt-in fee, net of $10.0 million in accelerated funding the Company received in December 2024 under the First Amendment to the Gilead Collaboration Agreement, which was creditable against future payments. Gilead received an exclusive license to the HPI program and has the sole right and responsibility for further clinical development and commercialization. In September 2026, the Company elected to participate in the Profit-Share for the HPI program.

The Company determined the exclusive license granted to Gilead for the HPI program was a new contract under the revenue from contracts with customers guidance as it was deemed an exercise of a marketing offer made pursuant to the original terms of the Gilead Collaboration Agreement and First Amendment. The Company concluded the exclusive license granted to Gilead for the HPI program represents a distinct performance obligation because Gilead can benefit from the license together with readily available resources and its ability to sublicense the rights. The $35.0 million payment was included in the fixed transaction price and recognized as collaboration revenue at a point in time upon transfer of the license in December 2025.

The Company determined its election to participate in the Profit-Share for the HPI program in September 2026 is a modification of the existing contract within the scope of the revenue from contracts with customers guidance. The Company concluded the Profit-Share did not add any distinct performance obligations and the remaining services under the Profit-Share are not distinct from the transfer of the HPI license. Accordingly, the Company reduced the transaction price for the HPI program license by the estimated share of research and development costs under the Profit-Share that it estimates are probable of being incurred and reimbursed to Gilead, and that was recognized as a cumulative catch-up adjustment on the date of the modification. This amount is variable consideration because the Company’s share depends on the costs Gilead actually incurs and the successful development of the HPI program. The Company will update its estimate of such variable consideration at each reporting period.

The Company recognized $11.3 million as a reduction of collaboration revenue during the three and nine months ended September 30, 2026 for its estimated share of research and development costs under the Profit-Share, which is included in contract liability to a related party on the condensed consolidated balance sheet as of September 30, 2026. The Company also recognized cost reimbursements from Gilead for transition services the Company performed related to the HPI program license during the three and nine months ended September 30, 2026, which were not material.

Variable consideration related to regulatory and commercial milestone payments, royalties and the Company's share of profits and operating losses in the United States for the HPI program has not been included in the transaction price as of September 30, 2026 because such amounts are highly susceptible to factors outside the Company's influence. Any variable consideration related to commercial milestones and royalties will be recognized when the related sales occur. The Company will reevaluate the transaction price and variable consideration each reporting period as uncertain events are resolved or other circumstances change.

Note 9 – Segment Reporting

The Company operates as a single operating segment focusing on developing innovative small-molecule therapeutics aimed at advancing the treatment paradigm of serious viral and liver diseases and improving the lives of patients worldwide. The Company's chief operating decision maker (CODM) is its Chief Executive Officer and President, who reviews financial information presented on a consolidated basis for purposes of making operating decisions, assessing financial performance, and allocating resources. The measure of segment profit or loss used by the CODM to evaluate performance and allocate resources is consolidated net loss as reported in the Company's condensed consolidated statements of operations. This measure is used by the CODM to assess the Company's cash runway and make strategic decisions about resource allocation. The CODM does not use asset measures to evaluate segment performance or make resource allocation decisions.

The following table presents the significant segment expenses and other segment items regularly reviewed by the Company's CODM:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Collaboration revenue from a related party	$2,956	$10,789	$24,543	$29,834
Less:
External program expenses:
5366	67	2,430	787	7,158
1179	459	2,982	3,084	5,047
6250 (1)	1,505	714	3,603	4,617
HDV	1,777	—	2,257	—
CLD	2,244	—	2,344	—
4334	—	113	2	919
7272	1,010	354	2,203	2,004
Research and discovery	3,715	2,190	9,708	5,839
Total external program expenses	10,777	8,783	23,988	25,584
Employee and contractor-related expenses (2)	8,272	6,934	22,839	19,365
Facility and other expenses	1,185	870	3,224	2,614
Total research and development	20,234	16,587	50,051	47,563
General and administrative (2)	6,137	5,085	15,621	14,188
Interest and other income, net	(3,159)	(1,687)	(7,937)	(3,705)
Net loss	$(20,256)	$(9,196)	$(33,192)	$(28,212)

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

Overview

We are a biotechnology company developing innovative small-molecule therapeutics aimed at advancing the treatment paradigm of serious viral and liver diseases and improving the lives of patients worldwide. Led by an accomplished leadership team in antiviral and liver disease drug development, we are committed to improving outcomes for people living with the chronic impacts of herpesviruses, hepatitis delta virus (HDV) infections, cholestatic liver diseases (CLDs) and hepatitis B virus (HBV) infection.

Our pipeline includes multiple clinical-stage investigational therapies, including: (1) two long-acting helicase-primase inhibitors (HPI) for the treatment of recurrent genital herpes, GS-1179 (1179) and GS-5366 (5366), which have been exclusively licensed to Gilead Sciences, Inc. (Gilead); (2) an orally bioavailable sodium taurocholate cotransporting peptide (NTCP) inhibitor, ABI-6250 (6250), for the treatment of (a) chronic HDV infection and (b) primary biliary cholangitis (PBC) and primary sclerosing cholangitis (PSC), both CLDs; and (3) a highly potent next-generation capsid assembly modulator (CAM) designed to disrupt the replication cycle of HBV at several key points, ABI-4334 (4334). Our pipeline also includes a novel, oral broad-spectrum non-nucleoside polymerase inhibitor (NNPI) for the treatment of transplant-related herpesviruses, ABI-7272 (7272), which is currently undergoing studies to enable a regulatory filing, and we have additional research programs against multiple viral and liver disease targets.

Our Clinical Programs and Regulatory Filing-Enabling Programs

In the third quarter of 2026, recent updates for our investigational product candidates, 1179, 5366, 6250, 7272 and 4334, include the following:

•
1179 and 5366 – Following receipt and review of Gilead’s clinical development plan (the CDP) for the HPI program, we elected to cover 40% of the U.S. development costs and share 40% of the operating profits and losses in the U.S. for the HPI program (the Profit-Share). For additional information about the CDP and the Profit-Share, see "Collaboration and License Agreement—Gilead Sciences, Inc."
•
6250
o
HDV – We initiated dosing in a Phase 2 study in October 2026 and also initiated a Phase 1 hepatic impairment study in October 2026.
o
CLD – In September 2026, we received a Study May Proceed letter from the U.S. Food and Drug Administration (the FDA) for our planned Phase 2 study in PBC and PSC and are preparing to initiate the study in the first quarter of 2027.
•
7272 – Completed Good Laboratory Practice (GLP) toxicology studies and is currently completing other regulatory filing-enabling studies.
•
4334 – Continuing process to identify potential partners that was initiated in the first quarter of 2026; we do not plan to advance 4334 further without a partner.

In October 2026, we nominated a development candidate, ABI-8914 (8914), targeting the respiratory virus space. Discovered by the research team, 8914 is currently advancing into regulatory filing-enabling studies.

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

Most people with initial symptomatic genital herpes who are infected with HSV-2 have frequent recurrences, generally between three and 15 per year, impacting over four million people in the United States and France, Germany, Italy and Spain (collectively, the EU4) and the United Kingdom (UK). Currently, there are three antiviral drugs (all nucleoside analogs) that have been approved in the United States and the EU4/UK for the treatment of genital herpes. However, only one new drug, which was approved in the United States for the treatment of acyclovir-resistant HSV in immunocompromised adults, has been approved in these regions to treat genital herpes for more than 25 years. In addition to the approved nucleoside analogs, agents such as local anesthetics or analgesics may be used to alleviate local symptoms of minor pain and discomfort.

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

Based on the limitations of current therapies, we see a path to advancing the treatment paradigm for people suffering from recurrent genital herpes. To reach that goal, we discovered and began the clinical development of a novel, potent, long-acting HPI for recurrent genital herpes, 5366, which demonstrated low nanomolar potency in vitro against both HSV-1 and HSV-2 clinical isolates and a favorable nonclinical safety profile in the FDA's GLP toxicology studies. In addition, we began development of a second novel, potent, long-acting HPI for genital herpes, 1179, which was in-licensed to us as part of our collaboration with Gilead. As Gilead has exercised its option to exclusively license our HPI program, including 1179 and 5366, development is now in Gilead’s sole control. Initiation of a Phase 2 study of 1179 is expected by the end of 2026. We do not expect that Gilead will develop 5366 further at this time. For additional information regarding the option exercise, see “Collaboration and License Agreement—Gilead Sciences, Inc.”

We conducted a Phase 1a/b clinical study of 1179, which has single digit nanomolar potency against HSV-1 and HSV-2 and a nonclinical pharmacokinetics (PK) and safety profile that is supportive of a potential long-acting treatment by once-weekly oral administration. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 97% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period in the 50 mg weekly dose cohort. This reduction exceeded our target for the study of an 80-85% reduction in HSV-2 shedding rate. Further, data revealed a 92% reduction in virologically confirmed lesion rate compared to placebo (p<0.01) with the 50 mg weekly dose. There was also a 100% reduction in the number of samples with high viral load, a potential surrogate for HSV-2 transmission and a secondary endpoint.

Across all oral weekly dose cohorts, 1179 demonstrated a PK profile that continues to support once-weekly dosing. 1179 was observed to be well-tolerated at both doses. Overall, the proportion of participants reporting treatment-emergent adverse events (AEs) was similar between 1179 and placebo recipients. Of the treatment-emergent AEs reported, the majority were Grade 1 or Grade 2. The most common AEs were upper respiratory tract infection and headache. No serious AEs have been reported to date. One Grade 3 AE of migraine was reported in a participant enrolled in the placebo cohort.

The Phase 1b portion of the 1179 study is complete. With these data, 1179 can move directly into a Phase 2 study for a once-weekly treatment regimen, and additional chronic toxicology studies are currently being conducted by Gilead. The 1179 data reported in December 2025 was presented in a poster presentation at The Congress of the European Society of Clinical Microbiology and Infectious Diseases (ESCMID) in April 2026. Gilead presented final Phase 1b data in two posters at IDWeek in October 2026.

We also conducted a Phase 1 a/b study of 5366, a structurally-differentiated HPI, and we reported interim data from the Phase 1b portion of the study in August 2025, focused on two different oral doses of 5366 administered on a once-weekly basis, and in December 2025, which included a once-monthly cohort. For the powered antiviral endpoint, HSV-2 shedding rate, highly potent antiviral activity was observed with a 94% reduction compared to placebo (p<0.01) over the 29-day evaluation period in the cohort evaluating a 350 mg weekly dose. This reduction exceeded our target for the study of an 80-85% reduction in the rate of HSV-2 shedding. For a secondary clinical endpoint of virologically confirmed genital lesion rate, a 97% reduction compared to placebo (p<0.05) was observed with the 350 mg weekly dose. The rate of genital swabs with high viral load (i.e., >104 copies/mL HSV DNA), a potential surrogate for HSV-2 transmission and a secondary endpoint, was reduced by 98% compared to placebo (p<0.05) in this cohort. In the 5366 monthly dose cohort, potent antiviral activity was observed, with a 76% reduction in HSV-2 shedding rate compared to placebo (p<0.01) over the 29-day evaluation period. The majority of positive swabs (89%) were collected in the last two weeks of the evaluation period when drug levels were declining. We observed an 88% reduction in virologically confirmed genital lesion rate (p=0.01), along with an 81% reduction in the number of samples with high viral load (p<0.01) compared to placebo in the monthly dose cohort.

Across the two weekly oral dose cohorts and the monthly oral dose cohort of the Phase 1b study, 5366 demonstrated a PK profile that continues to support once-weekly and potentially once-monthly dosing.

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

The Phase 1b portion of the 5366 study is complete. Additionally, all chronic toxicology studies have been completed. With these data, 5366 is ready to move into a Phase 2 clinical study; however, 5366 development is in Gilead's sole control, and we do not expect that Gilead will develop 5366 further at this time.

The 5366 data reported in August and December 2025 were presented in an oral presentation and two poster presentations at ESCMID in Munich, Germany in April 2026.

In December 2025, Gilead exercised its option early to license our HPI program for the treatment of recurrent genital herpes, including 1179 and 5366. Following receipt and review of the CDP for the HPI program, we exercised our Profit-Share option in the third quarter of 2026. Under the CDP, Gilead is expected to advance 1179 into a Phase 2 clinical study in participants with recurrent genital herpes by the end of 2026, and potentially evaluate 1179 as part of a combination strategy with HIV PrEP. For more information regarding Gilead’s exercise of its option and our exercise of our option related to the Profit-Share, see “Collaboration and License Agreement—Gilead Sciences, Inc."

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

HDV is a “satellite virus” of HBV because it can only infect people (1) who are already infected with HBV or (2) at the same time as a person is infected with HBV. HDV affects a subset of approximately 12 million HBV infected people. These individuals infected with HDV, which comprise an estimated nearly 5% of hepatitis B surface antigen (HBsAg) positive individuals, experience a substantially increased disease burden, as they account for 18% of cirrhosis and 20% of hepatocellular carcinoma associated with HBV. HDV is considered the most severe form of hepatitis, as 70% of individuals infected with HDV progress to cirrhosis within ten years. While HDV is less prevalent in the United States, it is a significant and serious health problem with inadequate treatment in many parts of Europe, Africa, the Middle East, East Asia and parts of South America. HDV may be significantly underdiagnosed, because there were no HDV-targeted therapies approved until the last few years, and the first HDV-targeted therapy is only approved in the European Economic Area (EEA), the UK, Switzerland, Australia, Canada and the United States.

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

Top-line clinical data, including PK, biomarker and safety data for the Phase 1a study of 6250 was presented at the European Association for the Study of the Liver Congress that took place in Barcelona, Spain in May 2026. Across all cohorts, a mean half-life of approximately four days was observed for 6250 when dosed orally, supporting the once-daily oral dosing profile target. Given this half-life, accumulation was observed in the multiple-dose cohorts with exposures on the last day of dosing generally reaching six- to eight-fold higher than the exposure seen after the first dose.

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

One Grade 2 alanine transaminase (ALT) elevation was observed in the cohort evaluating the highest single-dose level of 25 mg. In this cohort, off-target engagement of other liver transporters was also seen as indicated by elevated CP-1 levels. Grade 1 ALT elevations were observed at a low frequency across the other cohorts, including placebo. All ALT elevations were self-limited, and none were accompanied with elevations in bilirubin or other markers of liver injury. The elevations resolved in the study period with ongoing drug exposure due to 6250's four-day half-life.

The Phase 1a study is complete. The chronic toxicology studies to enable longer term dosing are complete. We initiated Phase 2 clinical studies in October 2026, and we also initiated a Phase 1 hepatic impairment study in October 2026.

Two posters featuring additional Phase 1a data from our 6250 HDV program were presented at The Liver Meeting® 2026, the Annual Meeting of the American Association for the Study of Liver Diseases (AASLD) in November 2026.

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

A Phase 1a study demonstrated that 4334 was well-tolerated when administered orally as single or multiple doses. We reported interim Phase 1b clinical results from the initial 150 mg cohort in December 2024, and topline clinical results, including a subsequent 400 mg cohort in June 2025. In both the 150 mg and 400 mg cohorts, 4334 continued to show a half-life supportive of once-daily oral dosing. In addition, results for both cohorts indicated that 4334 maintained clinical exposures multiple folds above those anticipated to be required for potent viral activity and inhibition of cccDNA formation. Mean declines in HBV DNA of 2.9 log10 IU/mL and 3.2 log10 IU/mL were observed over 28 days in a population of predominately HBeAg negative participants receiving 150 mg and 400 mg, respectively. Among the subset of participants with detectable HBV RNA at baseline, mean declines of 2.5 log10 U/mL and 2.3 log10 U/mL were observed over 28 days in the participants receiving 150 mg and 400 mg, respectively. As anticipated, limited changes in viral antigens were observed for the study population over the 28-day treatment period. These antiviral data are consistent with the high potency seen preclinically for 4334. The safety data also demonstrated that 4334 was well-tolerated with a favorable safety profile observed. Final data for this Phase 1b study was presented at AASLD in November 2025.

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

PBC affects intrahepatic bile ducts, with complications including cirrhosis and hepatocellular carcinoma. PBC is also associated with Sjogren’s Syndrome. There are approximately 150,000 adults diagnosed with PBC in the United States, and approximately 40% of patients fail first line therapy. In 2024, two peroxisome proliferator-activated receptor (PPAR) agonists were approved in the European Union and the United States as second-line therapy for PBC. However, at least one-third of patients receiving these treatments failed to achieve biochemical responses in Phase 3 studies. Therefore, there remains an unmet medical need for improved treatment of PBC.

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

In May 2026, we announced that we expanded 6250 clinical development beyond HDV into CLD, targeting PBC and PSC. Further, in May 2026, we conducted a pre-IND meeting with the FDA to discuss our planned development of 6250 in CLD. In September 2026, we received a Study May Proceed letter from the FDA for the Phase 2 study in PBC and PSC. We are preparing for Phase 2 clinical studies, with Phase 2 initiation expected in the first quarter of

2027.

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

7272, our development candidate in our NNPI program, has completed GLP toxicology studies and is currently completing other regulatory filing-enabling nonclinical studies.

Research Programs

Our research team continues to actively focus on proprietary research to discover and nominate novel molecules to treat serious viral and liver diseases. In October 2026, we nominated a development candidate, 8914, targeting the respiratory virus space. Discovered by the research team, 8914 is currently advancing into regulatory filing-enabling studies.

Collaboration and License Agreement

Gilead Sciences, Inc.

In October 2023, we entered into a 12-year Option, License and Collaboration Agreement (the Gilead Collaboration Agreement) with Gilead to advance the research and development of novel antiviral therapies. Under the Gilead Collaboration Agreement, Gilead may exercise its option for a program at any time through completion of a specified Phase 1 study for a $45.0 million option fee or pay a $25.0 million deferral fee to retain its option through completion of a specified Phase 2 study for an additional $75.0 million option fee. In December 2024, we and Gilead amended the option structure for 6250 to provide for a single option exercise period through completion of the Phase 2 clinical study of 6250, with a $90.0 million option fee payable upon exercise.

Following Gilead’s exercise of its option for each program, we may elect to cover 40% of the research and development costs in the United States and share 40% of the profits and operating losses in the United States for products within the program in lieu of receiving milestones and royalties for that program in the United States. For programs for which we do not participate in the Profit-Share, we are eligible to receive up to $330.0 million in development, regulatory and commercial milestone payments and tiered royalties ranging from the high-single digits to the high teens, depending on the timing of Gilead's option exercise. For programs for which we participate in the Profit-Share, we remain eligible to receive up to $280.0 million in development, regulatory and commercial milestone payments, as well as royalties outside the United States. Prior to Gilead’s exercise of its option, we are primarily responsible for all discovery, research and development activities for our programs. Following Gilead’s exercise of its option, Gilead controls further discovery, research, development and commercialization of any optioned programs, and is responsible for all related costs unless we opt in to the Profit-Share. We also retain certain co-promotion rights for future programs not identified at the time we entered into the Gilead Collaboration Agreement.

The Gilead Collaboration Agreement also provides for extension payments of $75.0 million on the third, fifth and seventh anniversaries of the collaboration term. In November 2026, Gilead paid the first $75.0 million extension fee.

To date, Gilead has exercised its option for our HPI program, and in the third quarter of 2026, we elected to participate in the Profit-Share for the HPI program.

The Gilead Collaboration Agreement contains customary termination provisions, including termination rights relating to material breach, insolvency and, in certain circumstances, termination for convenience with respect to individual programs.

Also in October 2023, we and Gilead entered into a Common Stock Purchase Agreement and an Investor Rights Agreement (together, the Gilead Equity Agreements), which were both amended in June 2024. The Gilead Equity Agreements provide Gilead with certain stock purchase rights and registration rights, as well as the right to designate two directors (or, alternatively, board observers at Gilead’s election) to our board of directors.

As of September 30, 2026, Gilead held approximately 24.4% of our outstanding common stock and warrants to purchase up to 179,500 shares of our common stock at a price of $17.00 per share that expires on June 18, 2029 and a warrant to purchase up to 1,147,960 shares of our common stock at a price of $21.60 per share that expires on August 11, 2030. Neither of the warrants are currently exercisable due to certain blocker provisions in the warrant agreements. As of September 30, 2026, Gilead also held a warrant to purchase an additional 1,147,960 shares of our common stock at a price of $21.60 per share, which was cancelled in November 2026 following our public announcement that we received the first $75.0 million extension fee under the Gilead Collaboration Agreement.

Results of Operations

Comparison of the Three Months Ended September 30, 2026 and 2025

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Collaboration revenue from a related party	$2,956	$10,789	$(7,833)	(73%)

Collaboration revenue was $3.0 million for the three months ended September 30, 2026 compared to $10.8 million for the same period in 2025. The $7.8 million decrease was primarily driven by an $11.3 million reduction in the transaction price of the HPI program license, reflecting research and development costs we estimate are probable of being reimbursed to Gilead under the Profit-Share, partially offset by an increase in research and development activities we performed under the Gilead Collaboration Agreement.

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

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
External program expenses:
5366	$67	$2,430	$(2,363)	(97%)
1179	459	2,982	(2,523)	(85%)
6250 (1)	1,505	714	791	111%
HDV	1,777	—	1,777	100%
CLD	2,244	—	2,244	100%
4334	—	113	(113)	(100%)
7272	1,010	354	656	185%
Research and discovery	3,715	2,190	1,525	70%
Total external program expenses	10,777	8,783	1,994	23%
Employee and contractor-related expenses	8,272	6,934	1,338	19%
Facility and other expenses	1,185	870	315	36%
Total research and development expenses	$20,234	$16,587	$3,647	22%
(1)
Amounts for 6250 include shared external program expenses supporting both the HDV and CLD indications. External program expenses directly attributable to a specific indication are reflected separately within the applicable HDV and CLD amounts.

Research and development expenses were $20.2 million for the three months ended September 30, 2026 compared to $16.6 million for the same period in 2025. The $3.6 million increase was primarily driven by higher external program expenses, reflecting the start-up of multiple clinical trials for 6250 and increases in our research and discovery efforts, as well as higher employee-related expenses due to increased headcount, annual salary adjustments and stock-based compensation expense related to restricted stock units granted in 2026. These increases were partially offset by lower external program expenses for 1179 and 5366 following completion of their Phase 1 clinical trials.

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

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
General and administrative expenses	$6,137	$5,085	$1,052	21%

General and administrative expenses were $6.1 million for the three months ended September 30, 2026 compared to $5.1 million for the same period in 2025. The $1.1 million increase was primarily driven by higher stock-based compensation expense related to restricted stock units granted in 2026 and increased commercial planning and market research expenses.

Interest and Other Income, Net

Interest income consists of interest earned on our cash and cash equivalents and available-for-sale marketable securities.

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Three Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Interest and other income, net	$3,159	$1,687	$1,472	87%

Interest and other income, net was $3.2 million for the three months ended September 30, 2026, compared to $1.7 million for the same period in 2025. The $1.5 million increase was primarily due to a larger portfolio balance resulting from the investment of cash proceeds from our financing completed in May 2026 and the payment received from Gilead in December 2025 for a license to our HPI program.

Comparison of the Nine Months Ended September 30, 2026 and 2025

Collaboration Revenue

The following table summarizes the period-over-period changes in our collaboration revenue (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Collaboration revenue from a related party	$24,543	$29,834	$(5,291)	(18%)

Collaboration revenue was $24.5 million for the nine months ended September 30, 2026 compared to $29.8 million for the same period in 2025. The $5.3 million decrease was primarily driven by an $11.3 million reduction in the transaction price of the HPI program license, reflecting research and development costs we estimate are probable of being reimbursed to Gilead under the Profit-Share. This decrease was partially offset by an increase in research and development activities we performed under the Gilead Collaboration Agreement, and includes a $6.7 million cumulative catch-up adjustment recognized during the nine months ended September 30, 2026 related to updated estimates of future activities under the collaboration.

Research and Development Expenses

The following table summarizes the period-over-period changes in our research and development expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
External program expenses:
5366	$787	$7,158	$(6,371)	(89%)
1179	3,084	5,047	(1,963)	(39%)
6250 (1)	3,603	4,617	(1,014)	(22%)
HDV	2,257	—	2,257	100%
CLD	2,344	—	2,344	100%
4334	2	919	(917)	(100%)
7272	2,203	2,004	199	10%
Research and discovery	9,708	5,839	3,869	66%
Total external program expenses	23,988	25,584	(1,596)	(6%)
Employee and contractor-related expenses	22,839	19,365	3,474	18%
Facility and other expenses	3,224	2,614	610	23%
Total research and development expenses	$50,051	$47,563	$2,488	5%

(1)
Amounts for 6250 include shared external program expenses supporting both the HDV and CLD indications. External program expenses directly attributable to a specific indication are reflected separately within the applicable HDV and CLD amounts.

Research and development expenses were $50.1 million for the nine months ended September 30, 2026 compared to $47.6 million for the same period in 2025. The $2.5 million increase was primarily driven by higher external program expenses for 6250, reflecting the start-up of multiple clinical trials, and increased research and discovery efforts, as well as higher employee-related expenses due to increased headcount, annual salary adjustments and stock-based compensation expense related to restricted stock units granted in 2026. These increases were partially offset by lower external program expenses for 5366, 1179 and 4334 following the completion of their Phase 1 clinical trials.

General and Administrative Expenses

The following table summarizes the period-over-period changes in our general and administrative expenses (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
General and administrative expenses	$15,621	$14,188	$1,433	10%

General and administrative expenses were $15.6 million for the nine months ended September 30, 2026 compared to $14.2 million for the same period in 2025. The $1.4 million increase was primarily driven by higher stock-based compensation expense associated with restricted stock units granted in June 2026.

Interest and Other Income, Net

The following table summarizes the period-over-period changes in our interest and other income, net (in thousands, except for percentages):

	Nine Months Ended September 30,		$ Change	% Change
	2026	2025	2026 vs. 2025	2026 vs. 2025
Interest and other income, net	$7,937	$3,705	$4,232	114%

Interest and other income, net was $7.9 million for the nine months ended September 30, 2026, compared to $3.7 million for the same period in 2025. The $4.2 million increase was primarily due to a larger portfolio balance resulting from the investment of cash proceeds from our financings completed in August 2025 and May 2026 and the payment received from Gilead in December 2025 for a license to our HPI program.

Liquidity and Capital Resources

Sources of Liquidity

As a result of our significant research and development expenditures and the lack of any FDA-approved products to generate product sales revenue, we have not been profitable and have generated operating losses since we were incorporated in October 2005. We have funded our operations through September 30, 2026 principally through equity financings, raising an aggregate of $940.2 million in net proceeds, and strategic collaborations, raising an aggregate of $238.0 million.

Cash Flows for the Nine Months Ended September 30, 2026 and 2025

The following table summarizes our cash flow activities (in thousands):

	Nine Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(54,749)	$(55,330)
Net cash used in investing activities	(93,955)	(134,691)
Net cash provided by financing activities	119,327	174,211
Net decrease in cash and cash equivalents	$(29,377)	$(15,810)

Operating Activities

Net cash used in operating activities was $54.7 million for the nine months ended September 30, 2026, compared to $55.3 million for the same period in 2025. The decrease was primarily attributable to approximately $1.8 million received under the Gilead Collaboration Agreement in 2026.

Investing Activities

Net cash used in investing activities was $94.0 million for the nine months ended September 30, 2026, compared to net cash used in investing activities of $134.7 million for the same period in 2025. The decrease was primarily due to higher maturities of marketable securities, partially offset by higher purchases of marketable securities, as we invested the $108.1 million net proceeds received from our underwritten offering in May 2026.

Financing Activities

Net cash provided by financing activities was $119.3 million for the nine months ended September 30, 2026, compared to $174.2 million for the same period in 2025. The decrease was primarily attributable to lower net proceeds from our underwritten offering in May 2026, compared to the net proceeds from our underwritten offering and concurrent private placement with Gilead in August 2025, partially offset by larger proceeds from the exercise of warrants in 2026.

Funding Requirements

We expect our future operating expenses to increase over the coming years as we continue to advance our candidates and expand our pipeline. We monitor our cash needs and the status of the capital markets on a continuous basis. From time to time, we opportunistically raise capital and have done so numerous times since our initial public offering by issuing equity securities. We expect to continue to raise capital when and as needed and at the time and in the manner most advantageous to us.

As of September 30, 2026, we held cash, cash equivalents and marketable securities of $314.3 million. Based on our current operating plan and including the $75.0 million collaboration extension payment we received from Gilead in November 2026, we believe we have sufficient funds to meet our operating requirements into 2029. We have based our estimate on assumptions that may prove to be wrong, and we may utilize our available capital resources sooner than we currently expect.

Our future capital requirements will depend on many factors, including:

•
our ability to realize future potential benefits pursuant to the Gilead Collaboration and maintain the collaboration;
•
the scope, progress, results and costs of our ongoing drug discovery, nonclinical development, laboratory testing and clinical studies of our product candidates and any additional clinical studies we may conduct in the future, including studies conducted by Gilead;
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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, that is designed to provide reasonable assurance that information that is required to be disclosed in our reports filed pursuant to the Exchange Act, is accumulated and communicated to management in a timely manner. At the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and President, who serves as our principal executive officer, and our Vice President, Finance, who serves as our principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(b) and 15d-15(b) as of the end of the period covered by this report. Based upon that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting in the quarter ended September 30, 2026 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In October 2023, we entered into the Gilead Collaboration Agreement with Gilead, whereby Gilead exclusively licensed to us its HPI program and NNPI program, while retaining opt-in rights to these programs, and has an option to take an exclusive license, on a program-by-program basis, to all of our other current and future pipeline programs during the collaboration term. In connection with the entry into the Gilead Collaboration Agreement, we and Gilead also entered into a common stock purchase agreement and an investor rights agreement, which were both amended in June 2024. Also in June 2024, we and Gilead subsequently entered into a securities purchase agreement and warrant agreement. In December 2024, Gilead purchased additional shares of our common stock at a premium pursuant to the terms of the common stock purchase agreement, and we amended the Gilead Collaboration Agreement in connection with an updated development plan for 6250. In August 2025, Gilead purchased additional shares of our common stock and warrants to purchase additional shares of our common stock, and in May 2026, Gilead purchased additional shares of our common stock. In December 2025, Gilead exercised its option and took an exclusive license to our HPI program, and in March 2026, Gilead declined to exercise its option to license 4334 or defer its option until completion of Phase 2 studies. Following receipt and review of Gilead's clinical development plan for the HPI program, in in the third quarter of 2026 we exercised our option to cover 40% of the U.S. development costs and share 40% of the operating profits and losses in the U.S. for the HPI program, and in November 2026, Gilead paid the first $75.0 million extension fee due under the Gilead Collaboration Agreement.

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
•
Gilead has the right to designate (and has designated) two directors for appointment to our board of directors pursuant to the terms of the investor rights agreement and owned approximately 24.4% of our outstanding common stock as of September 30, 2026. Gilead also has the right to acquire additional shares in the open market, up to an amount resulting in Gilead owning a total of 35% of our outstanding common stock. As a result, Gilead may be able to exert significant influence over us.
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

Furthermore, we are exposed to a number of risks related to our CROs, vendors, suppliers and other service providers that are located outside of the United States, many of which may be beyond our control. These risks include:

•
business interruptions resulting from geopolitical actions such as the war between Russia and Ukraine, the conflicts in the Middle East, including the conflict between the United States and Iran, and in Venezuela, tensions between China and Taiwan, as well as trade tension and/or the imposition and enforceability of tariffs (including tariffs that have been or may be in the future imposed by the United States and other countries and uncertainties regarding the ability to obtain refunds for previously paid tariffs that have subsequently been invalidated), other wars, acts of terrorism, natural disasters or outbreaks of disease;
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

10b5-1 Trading Plans

During the three months ended September 30, 2026, the following officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted, modified, or terminated a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as each term is defined in Item 408(a) of Regulation S-K. All trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

•
Jason A. Okazaki, Chief Executive Officer and President, adopted a new trading plan on September 10, 2026 (with the first trade possible under the new plan no sooner than December 10, 2026). The trading plan will be effective until December 22, 2027 and covers the potential sale of up to 58,292 shares of common stock.
•
Nicole S. White, Chief Manufacturing Officer, adopted a new trading plan on September 24, 2026 (with the first trade possible under the new plan no sooner than December 24, 2026). The trading plan will be effective until June 28, 2027 and covers the potential sale of up to 25,006 shares of common stock.

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

Assembly Biosciences, Inc.

Date: November 12, 2026	By:	/s/ Jason A. Okazaki
Jason A. Okazaki
Chief Executive Officer and President
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Jeanette M. Bjorkquist
Jeanette M. Bjorkquist
Vice President, Finance
(Principal Financial Officer and Principal Accounting Officer)